Form 10-Q
period 1997-09-30
AMERIPATH INC
filed 1997-12-05
CIK 1027532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                                   ----------

                        Commission File Number: 000-22313

                                   ----------

                                 AMERIPATH, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                 65-0642485
    ---------------------------------------------        ----------------------
            (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or organization)               Identification No.)

                           7289 Garden Road, Suite 200
                             Riviera Beach, FL 33404
               --------------------------------------------------
          (Address, including zip code, of principal executive office)

                                 (561) 845-1850
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No X .
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

                Class                         Outstanding at December 4, 1997
-------------------------------------      -------------------------------------
    Common stock, $.01 par value                     19,214,222 shares

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                      Page No.

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                    as of December 31, 1996 and
                    September 30, 1997 (unaudited)                                      3 - 4

                  Condensed Consolidated Statements of Operations
                    For the Three and Nine month periods ended September 30,
                    1996 and 1997 (unaudited)                                           5

                  Condensed Consolidated Statements of Cash Flows
                   For the Nine month periods ended September 30,
                   1996 and 1997 (unaudited)                                            6

                  Notes to Condensed Consolidated Financial Statements (unaudited)      7 - 11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         12 - 17

PART II --  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                     17

         Item 2.  Changes in Securities and Use of Proceeds                             17

         Item 3.  Defaults Upon Senior Securities                                       17

         Item 4.  Submission of Matters to a Vote of Security Holders                   17

         Item 5.  Other Information                                                     17

         Item 6.  Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                              18

EXHIBITS                                                                                19

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    December 31,  September 30,
            ASSETS                                     1996           1997
                                                       ----           ----
                                                        *          (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                         $  2,262      $    424
    Accounts receivable, net                            14,691        23,301
     Inventories                                           269           267
    Other current assets                                 1,012           911
                                                      --------      --------
         Total current assets                           18,234        24,903
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET                              3,932         6,273
                                                      --------      --------

OTHER ASSETS:
    Goodwill, net                                       57,385       100,583
    Identifiable intangibles, net                       74,099       118,607
    Other                                                4,204         5,928
                                                      --------      --------
         Total other assets                            135,688       225,118
                                                      --------      --------
TOTAL ASSETS                                          $157,854      $256,294
                                                      ========      ========

* Condensed from audited financial statements

                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
                                 (In thousands)

                                                       December 31,  September 30,
         LIABILITIES AND STOCKHOLDERS' EQUITY             1996           1997
                                                          ----           ----
                                                            *        (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses               $   9,890     $  11,773
    Current portion of long-term debt                       1,762         2,165
    Deferred tax liability                                  1,307         1,704
                                                        ---------     ---------
         Total current liabilities                         12,959        15,642

LONG-TERM LIABILITIES:
     Revolving loan                                        81,652        75,547
     Senior term loan                                                    64,350
     Senior Notes due to common stockholders                3,500         3,500
     Junior Notes due to preferred stockholders             7,500         7,500
     Subordinated Notes                                     2,825         2,179
     Deferred tax liability                                18,298        32,372
                                                        ---------     ---------
         Total liabilities                                126,734       201,090
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

CONVERTIBLE PREFERRED STOCK                                 6,217         6,501

REDEEMABLE COMMON STOCK                                    12,210        12,210

COMMON STOCKHOLDERS' EQUITY:

    Common stock                                               43            63
    Additional paid in capital                              9,898        29,958
    Note receivable from officer                             (270)         (270)
    Retained earnings                                       3,022         6,742
                                                        ---------     ---------
         Total common stockholders' equity                 12,693        36,493
                                                        ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 157,854     $ 256,294
                                                        =========     =========


* Condensed from audited financial statements

                 The accompanying notes are an integral part of
                           these financial statements

                         AMERIPATH, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amount)
                                   (Unaudited)

                                                    Three months ended     Nine months ended
                                                       September 30,           September 30,
                                                  ---------------------   ---------------------
                                                    1996        1997        1996        1997
                                                    ----        ----        ----        ----
Net revenue                                       $ 11,150    $ 27,808    $ 20,840    $ 73,129

Operating costs:
   Cost of services                                  5,771      12,912      10,479      33,468

   Selling, general and administrative expense       2,020       4,990       3,842      13,577

   Provision for doubtful accounts                   1,010       2,917       1,655       7,244

   Amortization expense                                510       1,430         814       3,840

   Loss on cessation of clinical lab operations         --          --         910          --
                                                  --------    --------    --------    --------

Income from operations                               1,839       5,559       3,140      15,000

Other income (expense):
    Interest expense                                  (870)     (2,510)     (1,637)     (6,567)
    Nonrecurring charge                                 --          --          --      (1,289)
    Other income (expense), net                         58         (63)       (143)       (120)
                                                  --------    --------    --------    --------

Income before income taxes                           1,027       2,986       1,360       7,024

Provision for income taxes

                                                       392       1,284         521       3,020
                                                  --------    --------    --------    --------

Net income                                        $    635    $  1,702    $    839    $  4,004
                                                  ========    ========    ========    ========


Pro forma net income per share                    $   0.07    $   0.13    $   0.10    $   0.32
                                                  ========    ========    ========    ========


Pro forma weighted average common and common equivalent shares outstanding

                                                     9,504      12,856       8,582      12,344
                                                  ========    ========    ========    ========


                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                           ---------------------
                                                             1996        1997
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES                       $  2,253    $  7,549
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                      (582)     (2,679)
    Purchase of subsidiaries, net of cash acquired          (27,320)    (60,008)
     Payments of contingent notes                                --      (1,530)
                                                           --------    --------

    Net cash used in investing activities                   (27,902)    (64,217)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt issuance costs                                          --        (973)
    Deferred offering costs                                      --      (2,198)
    Principal payments on long-term debt                       (613)       (894)
    Net borrowings (payments) under revolving loan           26,698      (6,105)
    Net borrowings under senior term loan                        --      65,000
    Note receivable from officer                               (270)         --
    Dividends paid to convertible preferred stockholders        (31)         --
                                                           --------    --------

    Net cash provided by financing activities                25,784      54,830
                                                           --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                135      (1,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   58       2,262
                                                           --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $    193    $    424
                                                           ========    ========


                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars In thousands, except per share amounts)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements (the "Financial Statements") include the accounts of AmeriPath, Inc. and Subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying Financial Statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of results for a full year. The financial statements and footnote disclosures should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and the notes thereto, which are included in the Company's prospectus dated October 21, 1997 ("the Prospectus") which is incorporated by reference to the Company's registration statement on Form 8-A, filed under the Securities Exchange Act of 1934, as amended, (Commission number 000-22313).

Reclassification - Certain amounts have been reclassified to conform to the September 30, 1997 presentation.

NOTE 2 - ACQUISITIONS

In 1996 the Company acquired or affiliated with 11 anatomic pathology practices (the "1996 Acquisitions"). The total consideration paid by the Company in connection with these acquisitions included cash of $78,626, subordinated notes in the aggregate principal amount of $4,511, and 3,870,741 shares of common stock (aggregate value of $24,829). In addition, the Company issued additional purchase price consideration to the sellers in the form of contingent notes. Payments under these notes are contingent upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the acquired practice over a period of three to five years. As of September 30, 1997, if the maximum levels of cumulative operating earnings for each anatomic pathology practice ("the Practice") specified in the contingent notes were achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of $36,413 over the next three to five years.

During the third quarter of 1997, the Company acquired or affiliated with three anatomic pathology practices in Texas, Indiana and Mississippi, (the "1997 Acquisitions"). The total consideration paid by the Company in connection with these acquisitions included cash of $58,932 and 1,910,808 shares of common stock (aggregate value of $19,229). In addition, the Company issued additional purchase price consideration in the form of contingent notes. Payments under these notes are contingent upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the acquired practice over a five year period. If the maximum levels of cumulative operating earnings for each Practice specified in the contingent notes were achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of $62,132 over the next five years.

The allocation of the purchase price of the 1997 Acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the Financial Statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars In thousands, except per share amounts)
                                   (Unaudited)

The accompanying Financial Statements include the results of operations of the 1996 Acquisitions and the 1997 Acquisitions from the date acquired through September 30, 1997. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 1996 Acquisitions and the 1997 Acquisitions for the year ended December 31, 1996 and the nine months ended September 30, 1997 after giving affect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1996. Such unaudited pro forma information is based on historical financial information with respect to the 1996 Acquisitions and the 1997 Acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the year ended December 31, 1996 and the nine months ended September 30, 1997 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future.

                                                     Pro Forma
                                           -------------------------------
                                                             Nine Months
                                           Year Ended           Ended
                                           December 31,      September 30,
                                               1996              1997
                                               ----              ----

Net revenue                                 $  122,066          $99,261
                                            ==========          =======

Net income                                  $    9,212          $ 7,833
                                            ==========          =======

Net income per share                        $     0.65          $  0.55
                                            ==========          =======

Common and common equivalent shares used in calculating net income per share include the effects of stock options and the conversion of the series A 6% redeemable cumulative convertible preferred stock (the "Convertible Preferred Stock"), discussed in Note 10.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows:

                                                                                Amortization Periods
                                                                                      (years)
                                                                               -----------------------
                                             December 31,    September 30,                    Weighted
                                                 1996             1997         Range          Average
                                                 ----             ----         -----          -------
Hospital contracts                           $   29,015        $   75,825      35-40            35.6
Physician client lists                           38,863            38,932      17-30            22.2
Management service agreement                      6,429             6,473       25              25.0
Laboratory contracts                              1,800             1,800       10              10.0
                                             ----------        ----------
                                                 76,107           123,030
Accumulated amortization                         (2,008)           (4,423)
                                             ----------        ----------
Balance, net                                 $   74,099        $  118,607
                                             ==========        ==========

Goodwill                                     $   58,264        $  102,843      15-35            34.3
Accumulated amortization                           (879)           (2,260)
                                             ----------        ----------
Balance, net                                 $   57,385        $  100,583
                                             ==========        ==========

                        AMERIPATH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                (Dollars In thousands, except per share amounts)
                                   (Unaudited)

NOTE 4 - LONG-TERM DEBT

On June 26, 1997, the Company replaced its line of credit with a new revolving line of credit and term loan agreement (the "Credit Facility") with a syndicate of banks led by BankBoston N.A., as lender and agent (the "Agent"), which provides for borrowings of up to $150,000 in the form of: (i) a term loan of $65,000; and (ii) a revolving loan of up to $85,000 that may be used for working capital purposes, in an amount limited to 80% of the Company's eligible receivables, and to fund acquisitions if not otherwise used for working capital purposes. Commencing July 1, 1998, the term loan requires annual principal payments of $650 with the balance due and payable on June 30, 2004. All outstanding advances under the revolving loan are due and payable on June 30, 2002. The Credit Facility bears interest at variable rates, based, at the Company's option, on the Agent's base rate or the Eurodollar rate plus a premium that is adjusted quarterly based on the Company's ratio of total debt to cash flow. The Credit Facility also requires the quarterly payment of an annual commitment fee equal to either 0.5% or 0.375%, based upon the Company's ratio of total debt to cash flow, on the unused portion of the commitment. At September 30, 1997, $65,000 and $75,547, respectively, were outstanding under the term and revolving loans.

The Credit Facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, limitations on new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the Credit Facility. The Company believes that it is in compliance with all of its existing covenants at September 30, 1997.

NOTE 5 - COMMON STOCKHOLDERS' EQUITY

On January 13, 1997, the Company effected a 1.8 for 1 stock split of its common stock in the form of a stock dividend. The effect of such stock split is reflected in all common share amounts.

On April 30, 1997, the authorized shares of common stock were increased to 30,000,000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Liability Insurance - The Company is insured with respect to general liability and medical malpractice risks on a claims made basis. The Company has not accrued a loss of unreported incidents or for losses in excess of insurance coverage, as the amount, if any, cannot be reasonably estimated and the probability of an adverse outcome cannot be determined at this time. It is the opinion of management that the ultimate resolution of any unasserted claims will not have a material adverse effect on the Company's financial position or results of operations.

Healthcare Matters - The healthcare industry in general, and the services that the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of regulatory audits and adjustments, or changes in the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars In thousands, except per share amounts)
                                   (Unaudited)

In addition, the Company has contracts to provide pathology services for 25 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Columbia is currently under government investigation and is evaluating its operating strategies including the sale, spin-off or closure of certain hospitals. The government's investigation of Columbia and Columbia's re-evaluation of its operating strategies may adversely effect the Company, including but not limited to, through reduction of revenue, termination or non-renewal of existing contracts, adverse publicity and/or difficulties obtaining new or expanded contracts.

NOTE 7 - NONRECURRING CHARGE

In May 1997, the Company withdrew the registration statement it filed with the Securities and Exchange Commission (the "Commission") and postponed its then planned initial public offering of common stock. During the nine months ended September 30, 1997, the Company recorded a nonrecurring charge of $1,289, primarily professional fees and printing costs, which represented offering costs incurred prior to the postponement that did not have continuing benefit after the postponement.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets and liabilities assumed in the 1996 Acquisitions and the 1997 Acquisitions.

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  September 30,    September 30,
                                                      1996             1997
                                                 ---------------   -------------

Assets acquired                                     $ 47,886         $ 94,619
Liabilities assumed                                  (14,729)         (16,428)
Debt issued                                           (2,975)              --
Common stock issued                                   (1,344)         (19,259)
                                                    --------         --------
Cash paid                                             28,838           58,932
Less cash acquired                                    (1,518)            (199)
                                                    --------         --------
         Net cash paid                              $ 27,320         $ 58,733
                                                    ========         ========


During the nine months ended September 30, 1997, the Company issued an additional 91,201 shares of common stock, valued at $821, and made other purchase price adjustments of $1,275 in connection with certain post-closing adjustments. Additionally, the Company made payments on its outstanding contingent notes amounting to $1,530 relating to the 1996 Acquisitions.

NOTE 9 - SUBSEQUENT EVENTS

Effective October 21, 1997, the Company completed a public offering of 5,835,457 shares of common stock at a price of $16 per share resulting in net proceeds to the Company, net of underwriting commissions and discounts, and offering costs, of approximately $84,700. The Company used the proceeds from the offering to repay: $11,077 of outstanding principal and interest on 10% Junior Subordinated Notes due in 2001 to purchasers of the Convertible Preferred Stock (the "Junior Notes") and 8% Senior Subordinated Notes due in 1998 to certain common stockholders (the "Senior Notes"); $1,330 of accrued dividends on the Convertible Preferred Stock; and $72,325 of the outstanding indebtedness under the Credit Facility.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                (Dollars In thousands, except per share amounts)
                                   (Unaudited)

In addition, immediately prior to the consummation of the initial public offering, all of the outstanding shares of the Convertible Preferred Stock were converted into 5,558,607 shares of common stock. The consummation of the initial public offering terminated the Company's contingent obligation to repurchase 1,493,520 shares of common stock from certain stockholders who were sellers in connection with completed acquisitions.

NOTE 10 - PRO FORMA NET INCOME PER SHARE INFORMATION

In view of the conversion of the Convertible Preferred Stock, as discussed in
Note 9, historical net income per share information is not presented. Pro forma net income per common share is presented giving effect to the conversion of the Convertible Preferred Stock. In accordance with the requirements of the Commission, common stock issued by the Company during the 12 months immediately preceding the initial filing of the registration statement, plus the effects of common stock equivalents relating to the grant of options during the same period using the treasury stock method, and the initial public offering price of $16.00 per share, have been included in the calculation of the pro forma number of common shares and common stock equivalents outstanding for all periods presented. Shares issued in the 1996 Acquisitions and 1997 Acquisitions are included in the weighted average share calculation from the date of acquisition. The following table presents the calculation of the pro forma weighted average common shares and common equivalent shares outstanding for each period (in thousands):

                                                              Three months ended          Nine months ended
                                                                 September 30,               September 30,
                                                              --------------------       --------------------
                                                                 1996       1997          1996         1997
                                                              ---------    -------       -------      -------
Shares outstanding for all periods presented                     1,426      1,426         1,426        1,426
Effects of shares subsequently issued:
    Conversion of Convertible Preferred Stock in
        January 1996                                               216        216           216          216
    Settlement of ALA Contingent Notes in April 1996               194        194           194          194
    Shares issued in connection with 1996 Acquisitions           1,384      4,049           462        4,007
    Shares issued in connection with 1997 Acquisitions               -        687             -          217
Effects of stock options                                           725        725           725          725
                                                              --------    -------       -------      -------
                                                                 3,945      7,297         3,023        6,785
Conversion of Convertible Preferred Stock                        5,559      5,559         5,559        5,559
                                                              --------    -------       -------      -------
Pro forma weighted average common and common
    Equivalent shares outstanding                                9,504     12,856         8,582       12,344
                                                              ========    =======       =======      =======

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 establishes new standards for computing and presenting earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997.

The pro forma net income per share information as disclosed in the Financial Statements is not materially different from the diluted pro forma earnings per share information as calculated under SFAS 128.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements (including, without limitation, those risks, uncertainties and other factors identified under "RISK FACTORS" in the Company's Prospectus). In evaluating the Company's business, the following factors, in addition to the other information set forth herein, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, locations and terms of additional practices for acquisition and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition and/or management agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions on labor and employment laws, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs; tax laws and the availability of appropriate media for marketing efforts.

OVERVIEW

The Company is the leading physician practice management company focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenue. As of September 30, 1997, the Company owned or was affiliated with 15 anatomic pathology practices (the "Practices") located in seven states which employed 127 pathologists. The pathologists provide medical services in 14 outpatient pathology laboratories owned and operated by the Company and in inpatient laboratories for 72 hospitals and 24 outpatient surgery centers.

The Company manages and controls all of the non-medical functions of the Practices, including: (i) recruiting, training, employing and managing the technical and support staff of the Practices; (ii) developing, equipping and staffing laboratory facilities; (iii) establishing and maintaining courier services to transport specimens; (iv) negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors; (v) providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services to the Practices; (vi) complying with applicable laws and regulations; and (vii) with respect to the Company's ownership and operation of anatomic pathology laboratories, providing slide preparation and other technical services. The Company is not licensed to practice medicine.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

During 1996 and the third quarter of 1997, the Company completed the 1996 Acquisitions and the 1997 Acquisitions, respectively, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between the three month periods ended September 30, 1996 and 1997 were primarily due to six of the 1996 Acquisitions and the three 1997 Acquisitions which were completed during or subsequent to the third quarter ended September 30, 1996. References to "same practice" means those practices whose results of operations were included in the Company's consolidated results of operations for the entire three month periods ended September 30, 1996 and 1997.

Net revenue increased to $27.8 million for the three months ended September 30, 1997, as compared with $11.2 million for the same period in 1996, an increase of $16.6 million, or 149.4%. Of this increase, $2.6 million, or 26.5%, was attributable to same practice growth and $14.0 million from the completion of the 1996 Acquisitions and the 1997 Acquisitions, which occurred during, or subsequent to, the third quarter ended September 30, 1996. The increase in same practice net revenue resulted primarily from a $1.6 million increase in outpatient revenue, including the expansion of a national lab contract which increased same practice outpatient net revenue by $1.3 million. Same practice hospital based net revenue increased $1.0 million. The Company increased the number of hospital contracts from 16 to 17 on a same practice basis. The average net revenue per hospital contract increased to $258,000 per contract for the third quarter ended September 30, 1997 as compared to $212,000 for the same period of 1996.

Cost of services increased by $7.1 million, or 123.7%, to $12.9 million for the three months ended September 30, 1997 from $5.8 million for the same period in 1996. Of the increase, $1.7 million was attributable to same practice growth and $5.4 million from the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. Gross profit margins from same practice operations decreased from 47.9% to 42.7% primarily due to the lower pricing structure for the expanded national lab contract and a decrease of 5.3% in Medicare reimbursement rates during 1997.

Selling, general and administrative expense increased by $3.0 million, or 147.0%, to $5.0 million for the three months ended September 30, 1997 from $2.0 million for the same period in 1996. Of this increase, $1.1 million was attributable to same practice growth and $1.9 million from the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. The same practice increase is attributable to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and complete the conversion to an upgraded billing system.

Provision for doubtful accounts increased by $1.9 million, or 188.8%, to $2.9 million for the three months ended September 30, 1997 from $1.0 million for the same period in 1996. The dollar increase is primarily due to the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. The provision for doubtful accounts as a percentage of net revenue was 10.5% and 9.1% for the three month periods ended September 30, 1997 and 1996, respectively. The increase in the provision for doubtful accounts as a percentage of net revenue is due primarily to the increase in hospital based net which generally has a higher provision as a percent of net revenue due to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information and longer billing and collection cycles for inpatient based services.

Amortization expense increased by $920,000, or 180.3%, to $1.4 million for the three months ended September 30, 1997 from $510,000 for the same period in 1996. This increase is attributable to the amortization of goodwill and net identifiable intangible assets as a result of the 1996 Acquisitions and the

1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. Amortization expense is expected to increase in the future as a result of identifiable intangible assets and goodwill arising from future acquisitions, and any contingent payments required to be made pursuant to the contingent notes issued in connection with the 1996 Acquisitions and the 1997 Acquisitions. Additionally, the Company evaluates the carrying values attributable to identifiable intangible assets and goodwill on an ongoing basis. In the event of an impairment of the values attributable to goodwill or identifiable intangible assets, there would be a charge to earnings that could have a material adverse effect on the Company's financial position and results of operations.

Income from operations increased by $3.7 million, or 202.3%, to $5.6 million for the three months ended September 30, 1997 from $1.9 million for the same period in 1996. Of this increase $4.4 million was attributable to the completion of the 1996 Acquisitions and the 1997 Acquisitions during, or subsequent to, the third quarter ended September 30, 1996, offset by a decrease in same practice income from operations, including expenses related to increased staffing levels in marketing, billing, human resources and accounting, and costs incurred to expand the Company's administrative support infrastructure and complete the conversion to an upgraded billing system. Income from operations as a percent of net revenue increased to 20.0% for the three months ended September 30, 1997 as compared 16.5% for the same period in 1996.

Interest expense increased by $1.6 million, or 188.5%, to $2.5 million for the three months ended September 30, 1997 from $870,000 for the same period in 1996. The majority of this increase resulted from borrowings of approximately $116.1 million under the Company's credit facility and the issuance of $3.0 million of subordinated notes in connection with the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. These borrowings resulted in an increase in the average debt outstanding to approximately $117 million during the third quarter ended September 30, 1997 as compared to approximately $43 million for the same period in 1996.

The effective income tax rate was approximately 43% for the three month period ended September 30, 1997 as compared to approximately 38% for three month period ended September 30, 1996. The increase in the Company's effective tax rate was primarily due to the non-deductibility of amortization expense relating to intangible assets from certain of its acquisitions.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

During 1996 and the third quarter of 1997, the Company completed the 1996 Acquisitions and the 1997 Acquisitions, respectively, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between the nine month periods ended September 30, 1996 and 1997 were primarily due to ten of the 1996 Acquisitions and the three 1997 Acquisitions which were completed during, or subsequent to, the nine months ended September 30, 1996. References to "same practice" means those practices whose results of operations were included in the Company's consolidated results of operations for the entire nine month periods ended September 30, 1996 and 1997.

Net revenue increased to $73.1 million for the nine months ended September 30, 1997, as compared to $20.8 million for the same period in 1996, an increase of $52.3 million, or 250.9%. Same practice revenues decreased $1.0 million due to the cessation of American Laboratory Associates' clinical laboratory operations during May 1996, offset by an increase in same practice net revenues of $100,000. Same practice net revenues, excluding clinical laboratory revenues, increased 6% due to increases in test volume which were partially offset by a 5.3% decrease in Medicare reimbursement for surgical biopsies which was effective January 1, 1997. The remaining increase of $53.2 million related to the completion of the 1996 Acquisitions and the 1997 Acquisitions, which occurred during, or subsequent to, the nine months ended September 30, 1996.

Cost of services increased by $23.0 million, or 219.4%, to $33.5 million for the nine month period ended September 30, 1997 from $10.5 million for the same period in 1996. The increase was primarily due to the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the nine months ended September 30, 1996. Gross profit margins from same practice operations, excluding clinical laboratory operations, remained constant at approximately 54.0%.

Selling, general and administrative expense increased by $9.8 million, or 253.4%, to $13.6 million for the nine months ended September 30, 1997 from $3.8 million for the same period in 1996. Of this increase $2.8 million was attributable to same practice operations and $7.0 million from the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the nine month period ended September 30, 1996.

Provision for doubtful accounts increased by $5.5 million, or 337.7%, to $7.2 million for the nine months ended September 30, 1997 from $1.7 million for the same period in 1996. The increase is primarily due to the completion of the 1996 Acquisitions and the 1997 Acquisitions which occurred during, or subsequent to, the third quarter ended September 30, 1996. The provision for doubtful accounts as a percentage of net revenue was 9.9% and 7.9% for the nine month periods ended September 30, 1997 and 1996, respectively. The increase in the provision for doubtful accounts as a percentage of net revenue is due primarily to the increase in hospital based net revenue which generally has a higher provision as a percent of net revenue due to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information and longer billing and collection cycles for inpatient based services.

In connection with the cessation of American Laboratory Associates' clinical laboratory operations during the second quarter of 1996, the Company recorded a nonrecurring charge to operations of $910,000, which included severance payments, write downs of property, equipment and other assets to estimated net realizable value and the write-off of the unamortized balances of intangible assets associated with the clinical laboratory operations.

Amortization expense increased by $3.0 million, or 371.7% to $3.8 million for the nine months ended September 30, 1997 from $814,000 for the same period in 1996. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the 1996 Acquisitions and the 1997 Acquisitions. Amortization expense is expected to increase in the future as the result of identifiable intangible assets and goodwill arising from future acquisitions, and any contingent payments required to be made pursuant to the contingent notes issued in connection with the 1996 Acquisitions and the 1997 Acquisitions. Additionally, the Company evaluates the carrying values attributable to identifiable intangible assets and goodwill on an ongoing basis. In the event of an impairment of the values attributable to goodwill or identifiable intangible assets, there would be a charge to earnings that could have a material adverse effect on the Company's financial position and results of operations.

Income from operations increased by $11.9 million, or 377.7%, to $15.0 million for the nine months ended September 30, 1997, from $3.1 million for the same period in 1996. Of this increase, $13.6 million was attributable to the completion of the 1996 Acquisitions and the 1997 Acquisitions during, or subsequent to, the nine months ended September 30, 1996, offset by a decrease in same practice income from operations of $2.5 million primarily due to additional costs related to increased staffing levels in marketing, billing, human resources and accounting, and costs incurred to expand the Company's administrative support infrastructure and complete the conversion to an upgraded billing system. Income from operations, excluding the loss on cessation of clinical laboratory operations, as a percent of net revenue, increased to 20.5% for the nine month period ended September 30, 1997 as compared to 19.4% for the same period in 1996.

Interest expense increased by $5.0 million, or 301.2%, to $6.6 million for the nine month period ended September 30, 1997 from $1.6 million for the same period in 1996. The majority of this increase resulted from borrowings of approximately $135.8 million under the Company's credit facility and the issuance of approximately $4.5 million of subordinated notes in connection with the 1996 Acquisitions and the 1997

Acquisitions which occurred during, or subsequent to, the nine months ended September 30, 1996. These borrowings resulted in an increase in the average debt outstanding to approximately $104 million during the nine months ended September 30, 1997 as compared to approximately $24 million for the same period in 1996.

During the nine months ended September 30, 1997, the Company wrote-off certain deferred offering costs of approximately $1.3 million, primarily professional fees and printing costs, related to the registration statement filed by the Company with the Securities and Exchange Commission that was withdrawn in May 1997.

The effective income tax rate was approximately 43% for the nine month period ended September 30, 1997 compared to approximately 38% for nine month period ended September 30, 1996. The increase in the Company's effective tax rate was primarily due to the non-deductibility of amortization expense relating to intangible assets from certain of its acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of approximately $9.3 million, an increase of $4.0 million from the working capital of $5.3 million available at December 31, 1996. The increase in working capital was due primarily to an increase in net accounts receivable of $8.6 million, offset by a decrease in cash of $1.8 million and an increase in accounts payable and accrued expenses of $1.9 million. The majority of these changes resulted from the completion of the 1997 Acquisitions during the third quarter of 1997.

For the nine month periods ended September 30, 1997 and 1996, cash provided by operations was $7.5 million and $2.3 million, respectively. For the nine month period ended September 30, 1997, the cash flow from operations and borrowings under the Company's credit facility were used to: (i) purchase $2.7 million of property and equipment, primarily for the expansion of the Orlando facility to accommodate the expansion of its contract to provide anatomic pathology services with SmithKline Beecham Clinical Laboratories, Inc., a national provider of clinical laboratory services, which commenced in May 1997, and the conversion and upgrade of the Company's billing system; (ii) fund the $58.9 million cash portion of the 1997 Acquisitions; (iii) make additional payments of $2.6 million in connection with the 1996 Acquisitions, including contingent note payments of $1.5 million; (iv) fund $2.2 million of offering costs incurred in connection with the Company's initial public offering; (v) pay $1.0 million of refinancing costs incurred in connection with the Company's new Credit Facility; and (vi) make principal payments on long term debt.

The Company has a Credit Facility, under which it can borrow up to $150 million, which consists of a term loan facility of up to $65 million and a revolving loan facility of up to $85 million. At September 30, 1997, of the $150 million available under the Credit Facility, $65 million and $75.5 million was outstanding under the term and revolving loan facilities, respectively. See Note 4 to the Condensed Consolidated Financial Statements.

Subsequent to September 30, 1997, the Company completed an initial public offering and issued 5,835,457 shares of common stock at $16 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $84.7 million. The Company used the proceeds from the offering to repay: $11.1 million of outstanding principal and interest on Junior Notes and Senior Notes, $1.3 million of accrued dividends on the Convertible Preferred Stock, and $72.3 million of indebtedness outstanding under the Credit Facility.

The Company anticipates that its cash flows from operations along with cash on hand, proceeds of the initial public offering, and funds available under the Credit Facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months. In connection with implementing the Company's growth strategy over the long term, the Company may be required to seek additional financing through increases to the Credit Facility, negotiation of credit facilities with other banks or public or private placements of equity or debt securities. No assurances can be given that the Company will be able to extend or increase the Credit Facility, secure additional bank borrowings or complete additional debt or equity financing on terms favorable to the Company.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, the Company has become a party to and may in the future be subject to pending and threatened legal actions and proceedings. The majority of the pending legal proceedings involve claims of medical malpractice, particularly cytology, which are generally covered by insurance. The Company believes that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity, notwithstanding any possible insurance recovery.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 27, 1997, the Company consummated its initial public offering of its common stock, pursuant to Registration Statement Nos. 333-34265 (covering 5,750,000 shares, 539,770 of which were sold by certain selling stockholders of the Company) and 333-38429 (covering an additional 690,000 shares, 64,773 of which were sold by certain selling stockholders of the Company), filed with and declared effective by the Securities and Exchange Commission on October 21, 1997. The managing underwriters were Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Smith Barney Inc. and Piper Jaffray Inc. At the initial offering price of $16 per share, the Company's 5,835,457 shares and the selling stockholders' 604,543 shares were sold for an aggregate offering price of $103.0 million with underwriting discounts and commissions of $7.2 million and estimated offering costs of $2.1 million. Net proceeds to the Company, after deducting the underwriters' discount and commissions and other costs and expenses of the offering, were $84.7 million. Of such net proceeds to the Company, $11.1 million was used to repay outstanding principal and interest on the Junior Notes and the Senior Notes, including $7.3 million to Summit Partners and its affiliates, a greater than 10% stockholder of the Company ("Summit"); $1.3 million was used to repay accrued dividends on the Convertible Preferred Stock, including $1.3 million to Summit; and $72.3 million was used to repay outstanding indebtedness under the Credit Facility.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)      Exhibits

                  27        Financial Data Schedule

          (a)      Reports on Form 8-K

                  None

                                   SIGNATURES



Date:    December 5, 1997           By:  /a/  JAMES C. NEW
                                         ---------------------------------------
                                         James C. New
                                         President, Chief Executive Officer
                                         and Director (principal executive
                                         officer)

Date:    December 5, 1997           By:  /a/  ROBERT P. WYNN
                                         ---------------------------------------
                                         Robert P. Wynn
                                         Executive Vice President and Chief
                                         Financial Officer (principal
                                         financial officer and principal
                                         accounting officer)