Form 10-K405
period 1997-12-31
AMERIPATH INC
filed 1998-03-31
CIK 1027532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                                 AMERIPATH, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         65-0642485
   ------------------------------                           -------------------
    (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

            7289 GARDEN ROAD, SUITE 200, RIVIERA BEACH, FLORIDA 33404
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 845-1850

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

             The aggregate market value of voting stock held by non-affiliates of the Company as of March 19, 1998 was approximately $243.2 million based on the $16.875 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

             The number of shares of Common Stock of the Registrant outstanding as of March 19, 1998 was 19,737,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this report are incorporated by reference into Part III of this report.

================================================================================

                                 INDEX TO ITEMS


                                                                           PAGE
                                                                           ----
PART I...................................................................    2
         Item 1. General Business........................................    2
         Item 2. Properties..............................................   16
         Item 3. Legal Proceedings.......................................   16
         Item 4. Submission of Matters to a Vote of Security Holders.....   17

PART II..................................................................   17
         Item 5. Market for the Registrant's Common Stock and Related
                 Stockholder Matters.....................................   17
         Item 6. Selected Financial Data.................................   18
         Item 7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   19
         Item 8. Financial Statements and Supplementary Data; Index to
                 Consolidated Financial Statements.......................   28
         Item 9. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................   28

PART III.................................................................   29
         Item 10. Directors and Executive Officers of the Registrant.....   29
         Item 11. Executive Compensation.................................   29
         Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.............................................   29
         Item 13. Certain Relationships and Related Transactions.........   29

PART IV..................................................................   29
         Item 14. Exhibits, Financial Statement Schedules and Reports of
                  Form 8-K...............................................   29

Exhibits.................................................................   29

Signatures...............................................................   32

Financial Statements.....................................................  F-1

Financial Statement Schedules............................................  S-1


                                    PART I

ITEM  1.  GENERAL BUSINESS

             AmeriPath, Inc. ("AmeriPath" and, together with its subsidiaries and PA Contractors, the "Company") is the largest physician practice management company focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 17 physician practices (the "Practices") located in eight states. Eleven of the Practices are directly owned and operated by eight wholly-owned subsidiaries (the "Practice Subsidiaries") of AmeriPath and six of the Practices are managed by four wholly-owned subsidiaries (the "Manager Subsidiaries", and, together with the Practice Subsidiaries, the "Subsidiaries") of AmeriPath under long-term management agreements. The Practices owned by the Company's Practice Subsidiaries are located in Florida, Kentucky, Mississippi and Alabama, while the Practices managed by the Manager Subsidiaries are located in Indiana, Ohio, Pennsylvania and Texas. As of December 31, 1997, the Practices employed a total of 133 pathologists, who provided medical services in 13 outpatient pathology laboratories owned and operated by the Company, and in inpatient laboratories for 75 hospitals and 31 outpatient surgery centers. Of these pathologists, 132 are board certified, one is board eligible and 65 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (diseases of the skin), hematopathology (diseases of the blood) and cytopathology (diseases of the cells).

             The Company provides physician practice management services, and the physicians (the "Affiliated Physicians") employed by either the Practice Subsidiaries or the professional associations, professional corporations or other entities managed by the Manager Subsidiaries (the "PA Contractors") provide medical services, in the Company's outpatient laboratories and in inpatient laboratories owned by hospitals. As of December 31, 1997, twelve Practices had exclusive contracts with a total of 75 hospitals to manage their inpatient laboratories and provide professional pathology services. Ten Practices also have established outpatient laboratories that focus on outpatient pathology services. Unless the context requires otherwise, AmeriPath, Inc., the Subsidiaries and the PA Contractors are collectively referred to herein as the "Company".

             AmeriPath manages and controls all of the non-medical functions of the Practices, including: (i) recruiting, training, employing and managing the technical and support staff of the Practices; (ii) developing, equipping and staffing laboratory facilities; (iii) establishing and maintaining courier services to transport specimens; (iv) negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors; (v) providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services to the Practices; (vi) complying with applicable laws and regulations; and (vii) with respect to the Company's ownership and operation of anatomic pathology laboratories, providing slide preparation and other technical services. AmeriPath also identifies, analyzes, negotiates and consummates acquisitions of and affiliations with pathology practices.

             During 1997, the Company acquired or affiliated with five Practices in five states (adding a total of 45 pathologists): two of these were in states in which the Company previously operated (Florida and Texas) and three were in additional states (Indiana, Mississippi and Pennsylvania). Between January 1 and March 26, 1998, the Company acquired or affiliated with two additional Practices in Indiana and Texas (adding a total of 14 additional pathologists).

             In October 1997, the Company completed an initial public offering of shares of its common stock, resulting in net cash proceeds to the Company of approximately $84.7 million.

ANATOMIC PATHOLOGY; INDUSTRY OVERVIEW

             The practice of pathology includes anatomic pathology, the diagnosis of diseases through examination of tissues and cells, and clinical pathology, the chemical testing and analysis of body fluids, such as blood and urine. Clinical pathology involves an interpretation of standardized laboratory test results, a process which is frequently automated. Anatomic pathology, on the other hand, typically requires a pathologist to make a specific diagnosis. Anatomic pathologists do not treat patients, but rather assist physicians in establishing a definitive diagnosis for many diseases. In addition, anatomic pathologists may consult with attending physicians regarding treatment plans. In these capacities, the anatomic pathologist often serves as the "physician's physician," thereby creating long-term relationships. Referring physicians remove specimens which are transported to a laboratory by courier or an overnight delivery service. Once received at the laboratory, a specimen is processed and mounted onto a slide by laboratory technologists for examination by a pathologist. Since specimens are transportable, samples can be diagnosed by a pathologist from a remote location. Therefore, pathologists are generally not needed "on-site" to make a diagnosis. This enhances utilization of available capacity in outpatient and inpatient laboratories and allows the practice to service a wider geographic area.

             An anatomic pathologist must have an understanding of a broad range of medicine. Subspecialties within anatomic pathology include the examination and diagnosis of skin biopsies taken by a dermatologist or plastic surgeon (dermatopathology), examination and diagnosis of tissue samples, such as prostate or breast, taken during a surgical procedure (surgical pathology), diagnostic analysis of diseases and disorders in blood, bone marrow and lymph nodes (hematopathology) and interpretation of pap smears, fine needle aspiration, biopsies, washings, brushings and body fluids (cytopathology). While physical examination or radiology procedures may suggest a diagnosis for many diseases, the definitive diagnosis is generally established by the anatomic pathologist.

             Based on information published by the American Medical Association, there are approximately 14,000 practicing pathologists in the United States. According to the American Society of Dermatopathology, in 1994 approximately 900 practicing pathologists were Board Certified by the College of American Pathology in dermatopathology. The Company focuses on providing outpatient pathology services and inpatient pathology services at hospitals with 400 or fewer beds. Based on a study prepared for the Company, the Company believes that, as of 1995, the domestic market for non-hospital pathology services (approximately 3,300 outpatient laboratories) was approximately $2.1 billion and inpatient pathology services at hospitals with 400 or fewer beds was approximately $1.1 billion. The Company expects the market for anatomic pathology services to grow primarily due to the aging of the United States population, increased incidence of cancer and medical advancements that allow for earlier diagnosis and treatment of diseases. As an example, according to The Journal of the American Academy of Dermatology, the number of new cases of non-melanoma skin cancer diagnosed in 1977 was 480,000 as compared to over 900,000 new cases diagnosed in 1994. Further, estimates published by The American Cancer Society in 1996 indicate that 50% of the United States population who live to age 65 or older will develop some form of skin cancer during their lifetimes.

             Most hospitals operate an anatomical pathology laboratory to provide routine and emergency anatomic pathology services for the physicians on staff. Laboratories operated by a hospital or by a single independent pathology practice are limited in the range of sub-specialty services that they can provide and are often constrained by the time and expense associated with administrative functions. Cost containment pressures and medical advancements are expected to decrease the number of procedures being performed in hospitals and increase the number of procedures that will be performed by a physician in an outpatient setting. Further, as hospitals consolidate their operations and increase the outsourcing of certain services, the Company expects growth in outpatient pathology services to continue to outpace the growth in inpatient pathology services. The Company believes that there will be greater utilization of outpatient pathology laboratories, such as those operated by the Company.

             Cost containment pressures are also causing hospitals to increase their utilization of outside contract management companies to manage specialized functions, improve physician utilization and reduce the hospital's responsibility for certain administrative duties. Physician practice management companies, such as the Company, can provide a hospital with professional management of its pathology laboratory staff, including recruiting and scheduling, as well as the assumption of certain financial risks and administrative duties associated with physician billing and collections, utilization and outcome data and payment of physician malpractice insurance premiums.

             Although the selection of a pathologist is primarily made by individual referring physicians, a trend is evolving toward decisions being made by managed care organizations and other insurance plans. While the majority of referrals by managed care organizations for outpatient anatomic pathology services are made directly to pathology practices on a local basis, in certain instances managed care organizations contract with national clinical laboratories. Generally, these national clinical laboratories subcontract anatomic pathology services to large practices that can provide a comprehensive range of anatomic pathology services. The Company believes that hospitals and national clinical laboratories will continue to outsource for the provision of anatomic pathology services.

             Historically, the anatomic pathology industry has been highly fragmented, with the majority of the services being provided by relatively small practices. The Company estimates that there are over 3,300 pathology practices operating in outpatient laboratories in the United States. There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practice's pathologists. The Company believes this trend can be attributed to several factors, including cost containment pressures by government and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices and physician practice management companies that can assist providers in the evolving healthcare environment. Larger practices and physician practice management companies can offer physicians certain advantages, such as obtaining and negotiating contracts with hospitals, managed care providers and national clinical laboratories; marketing and selling of professional services; providing continuing education and career advancement opportunities; making available a broad range of specialists with whom to consult; providing access to capital and business and management experience; establishing and implementing more efficient and cost effective billing and collection procedures; and expanding the practice's geographic coverage area. Each of these factors support the pathologists in the efficient management of the complex and time-consuming non-medical aspects of their practice.

BUSINESS STRATEGY

             The Company's objective is to enhance its position as the largest provider of physician practice management services to anatomic pathology practices through the following strategies:

             FOCUS ON ANATOMIC PATHOLOGY. The Company believes that its single focus on providing management services to anatomic pathology practices provides it with a competitive advantage in the acquisition of such practices. Significant opportunities exist to acquire or affiliate with anatomic pathology practices that are seeking to be acquired or to affiliate with a physician practice management company with experienced management and access to capital. As a result of the Company's focus on providing management services to anatomic pathology practices, Affiliated Physicians are able to form an internal network for consultations and to offer specialized services and testing to their clients. Further, the Company is evaluating the opportunity of closer working relationships with referral sources, such as dermatologists. The Company believes that its single specialty focus enhances its expertise in managing both inpatient and outpatient pathology practices.

             ACQUIRE LEADING PRACTICES. The Company expects to increase its presence in existing markets and enter into new markets through acquisitions of, affiliations with and strategic minority investments in leading practices. The Company's acquisition/affiliation criteria include market demographics, size, profitability, local prominence, payor relationships, synergy with other acquisitions in a given geographic region and opportunities for growth of the acquired Practice. The Company intends to continue to source acquisitions and affiliations by capitalizing on the professional reputations of its acquired Practices and the Affiliated Physicians, the Company's management experience and the benefits of being part of a public company, including increased resources and improved access to capital. In existing markets, the Company targets acquisitions and affiliations that can expand its presence, provide specialization, such as dermatopathology, and provide operational efficiencies for the Practices in that market. In new markets, the Company seeks to acquire and affiliate with prominent practices to serve as a platform for building upon their long-standing relationships and reputations.

             EXPAND SALES AND MARKETING EFFORTS. The Company focuses on generating internal growth for the Practices by augmenting their existing physician and contractual relationships through a professional sales and marketing program. The Company's marketing program is designed to: (i) increase relationships with physicians over a broader geographic region; (ii) expand contracts with national clinical laboratories that subcontract for anatomic pathology services; and (iii) capitalize on existing managed care relationships. Since specimens can be readily transported, the Company's sales and marketing efforts focus on expanding the geographic scope of the Practices. Eight Practices contract with national clinical laboratories to provide outpatient anatomic pathology services. These contracts generally are exclusive to the individual Practice and are limited to the local service area. The Company is seeking to extend its existing contracts with national clinical laboratories to include multiple Practices that cover a broader geographic region. The Company believes that this regional business model can offer national clinical laboratories and managed care organizations a convenient single source for anatomic pathology services. The Company also intends to apply its regional business model in obtaining managed care contracts.

             INCREASE CONTRACTS WITH HOSPITALS. The Company seeks to gain additional exclusive hospital contracts for the Practices through the acquisition of or affiliation with anatomic pathology practices, as well as through the expansion of the Company's existing relationships with multi-hospital systems. The Company believes that multi-hospital systems can benefit from contracting with a single provider of pathology services in a geographic region. In addition, the Company believes that providing inpatient laboratory services to multiple hospitals within a geographic area facilitates the development of a successful outpatient services operation by creating market presence and economies of scale and maintaining important physician relationships.

             ACHIEVE OPERATIONAL EFFICIENCIES. The Company believes that the Practices will benefit from the management and administrative support provided by the Company's relatively small corporate staff, which provides oversight, technical and administrative support services. The Company has centralized accounting and financial reporting, payroll and benefits administration, purchasing, managed care contracting, risk management and regulatory compliance. Furthermore, the Company has achieved and continues to pursue certain cost and operational efficiencies, enhancing the Practices' profitability and efficiency by utilizing the Company's collective buying power to negotiate discounts on laboratory equipment and medical supplies and reductions in premiums for health, property, casualty and professional liability insurance. Also, prior to their acquisitions, each of the Practices either managed their billing and collections in-house or outsourced these functions. The Company continues to evaluate the billing and collection systems of the Practices and centralizes such functions to the extent determined practicable and efficient. To date, the Company has centralized the outpatient billing and collections functions for five of the Practices at its centralized billing operation in Fort Lauderdale, and has outsourced the inpatient billing for four of its hospital based Practices with Medaphis Physician Services Corporation ("Medaphis"). Rates paid to Medaphis are tied to collection volume on accounts handled by Medaphis. The Company will continue to evaluate billing and collections systems at the Practices and may centralize such functions for other Practices or newly acquired practices in the future. The Company plans to introduce "bench-marking" programs to enhance the efficiency of the Practices and, in certain markets, intends to develop a regional business model with centralized administrative functions, common marketing plans and integrated courier systems.

REGIONAL BUSINESS MODEL

             Through the implementation of its operating strategies, the Company intends to develop integrated networks of anatomic pathology practices on a regional basis. These networks will consist of a number of practices that together: (i) have a substantial market presence; (ii) offer a broad range of services; (iii) have extensive physician contacts; and (iv) possess complementary strengths and opportunities for operational and production efficiencies. The Company has developed its regional business model in Florida. The Company believes that Florida represents an attractive market due to its population demographics, including the growth of the general population and a large elderly population, as well as the Company's familiarity and understanding of the anatomic pathology market in Florida. The Company currently owns, controls and manages eight anatomic pathology practices in Florida that extend from Miami to Jacksonville and from Fort Myers to Tampa. Together, as of December 31, 1997, these Practices employed a total of 570 persons, including 69 pathologists, had contracts with 30 hospitals and 22 outpatient surgery centers and operated seven outpatient laboratories. The Company contracts with SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), a national clinical laboratory, to provide anatomic pathology services on an exclusive basis in 59 of Florida's 67 counties.

             The Company believes that its regional business model offers short term and long-term benefits to the Company, attending physicians, third party payors and patients. The Company continues to integrate the Practices' administrative functions, including accounting, payroll, purchasing, risk management, billing and collections, and expects such integration to result in enhanced operational efficiencies. The Company's courier system for transporting specimens enables the Practices to penetrate areas outside their current markets and enhance the utilization of their laboratory facilities. The Company also integrates and coordinates the sales and marketing personnel of the Practices to promote the Practices to physicians, hospitals, surgery centers, managed care organizations and national clinical laboratories. This marketing effort is based upon promoting the broad geographic coverage, professional pathologist expertise and extensive professional services the Company offers. The Company's strategy is to leverage its size to expand its contracts with national clinical laboratories to all of the areas covered by its Practices in Florida. The Company markets its services under the name "AmeriPath" in order to develop brand identification of products and services to payors and other clients. The Company plans to integrate the Practices' management information systems into a single system that will expand the financial and diagnostic reporting capabilities of each of the Practices. The Company believes that implementation of this regional model increases the revenues of the Practices in the region and the Company plans to apply this regional business model, in whole or in part, to other states in which it operates.

AFFILIATION STRUCTURE; AFFILIATED PHYSICIANS; PRACTICES

             AmeriPath, Inc. is a holding company that currently owns, controls and manages 17 Practices through its eight Practice Subsidiaries in Florida, Alabama and Mississippi and Kentucky and, through its four Manager Subsidiaries, has long-term management agreements with six PA Contractors in Texas, Pennsylvania, Indiana and Ohio (where the Company manages and controls all non-medical functions, owns the laboratory facilities and testing equipment and employs the technical and non-medical personnel). Each Practice is either a Subsidiary, a division of a Subsidiary, or a PA Contractor. In Texas, Pennsylvania, Indiana and Ohio, the Affiliated Physicians are employed by the PA Contractors. In Florida, Alabama, Mississippi and Kentucky, the Affiliated Physicians are employed directly by Subsidiaries, which also own and operate the outpatient laboratories.

             In Texas, Pennsylvania, Indiana and Ohio, states that traditionally prohibit the corporate practice of medicine, a Subsidiary of the Company has entered into 40-year management agreements with each of the PA Contractors in those states. Under the terms of these management contracts, the Company provides all non-medical and administrative support services to the Practices including accounting and financial reporting, human resources, payroll, billing, and employee benefits administration.

             The Board of Directors and management of AmeriPath formulate strategies and policies which are implemented locally on a day-to-day basis by each Practice. Each Practice has a Managing Director who reports to the Company's Chief Operating Officer. The Company's executive officers who are physicians, principally the Company's Medical Director, develop and review standards for the Affiliated Physicians and their medical practices and review quality and peer review matters with each Practice's Medical Director (or a medical review committee). The Chief Operating Officer, a physician, oversees all employment matters with respect to Affiliated Physicians and staffing decisions at the Practices.

             The experience and certification of the Company's Affiliated Physicians provides opportunities for immediate consultation in complex cases among the internal network of Affiliated Physicians. Pathology is a specialized field of medicine and is a core requirement in a dermatologist's training. Through teaching at medical institutions, the Company's Affiliated Physicians have an opportunity to develop a reputation and following among residents and practicing physicians. Several Affiliated Physicians have teaching positions with a university or an affiliation with another institution for training and continuing medical education of physicians, particularly dermatologists. In addition to compensation, the Company provides Affiliated Physicians with uniform benefit plans, such as disability, life and group health insurance and medical malpractice insurance.

             The Company manages and controls all of the non-medical functions of the Practices. The Company is not licensed to practice medicine. The practice of medicine is conducted solely by the Affiliated Physicians. All of the Company's outpatient laboratories are licensed and certified under the guidelines established by the federal Clinical Laboratory Improvement Act ("CLIA") and applicable state statutes and are managed by the Medical Director of the laboratory. The Company's corporate compliance, quality assurance and quality improvement programs are designed to assure that all laboratories and other operations are in compliance with applicable law. Each of the Company's laboratories has a management information system and modern laboratory instrumentation that enables laboratory personnel to track, process, report and archive biopsies and other specimens.

             The Practices typically contract with hospitals to provide pathology services. The Practices staff each hospital with at least one pathologist who generally serves as the Medical Director of the laboratory and who facilitates the hospital's compliance with licensing requirements. The Practices are responsible for recruiting, staffing and scheduling the Affiliated Physicians in the local hospital's inpatient laboratories. In addition to providing pathology services, the Medical Director of the laboratory is responsible for: (i) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (ii) serving as a liaison to the hospital administrators and medical staff; and (iii) maintaining professional and public relations in the hospital and the community. Three Practices have both outpatient laboratories and hospital contracts, which allow outpatient specimens to be processed and examined in inpatient laboratories, enhancing utilization of Affiliated Physicians in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the Practices.

MANAGEMENT INFORMATION SYSTEMS

             The Company believes that the integration of its laboratory information, billing and collections and financial reporting systems will enable it to monitor the operations of the Practices, enhance utilization of the Affiliated Physicians, develop practice protocols and archives and provide the Company with a competitive advantage in negotiating national clinical laboratory and managed care contracts, all on an efficient and cost-effective basis. Each of the Company's laboratories has a laboratory information system that enables laboratory personnel to track, process, report and archive biopsies and other specimens. The Company acquired an outpatient billing and collections software program and upgraded its computer hardware in 1995 to increase operating efficiency and storage capacity at its Fort Lauderdale billing operation, and upgraded its systems software and hardware in 1997 to handle the integration of out-patient billing for additional Practices. The Company has installed a complete general ledger and financial reporting system to handle accounting for the Practices and to facilitate the consolidation of accounting and financial information. In 1997, the Company started to implement the accounting software in all locations, completing implementation in the first quarter of 1998.

             Historically, the Company and some of the Practices have outsourced their billing and collections functions to Medaphis, a national provider of physician billing services. The Company entered into a contract with Medaphis in September 1996 to provide inpatient billing services with rates tied to collection volume. Prior to their acquisition, the Practices either managed their billing and collections in house or outsourced those functions. In the course of acquiring the Practices, the Company analyzed and evaluated the quality, capacity, efficiency and operating cost of each of the billing and collections systems. Based on such evaluations, the Company has assumed outpatient billing for five of the Practices at the Company's centralized billing operation at its Fort Lauderdale billing operation and transferred the inpatient billing for four Practices to Medaphis. The Company intends to transfer additional billing operations of other acquired Practices to its centralized billing operation or to Medaphis. The Company invested approximately $1.3 million and $526,000 in information systems during the years ended December 31, 1997 and 1996, respectively, and plans to invest additional amounts necessary to further increase the capacity of its centralized outpatient billing system and financial information system at its Fort Lauderdale billing operation, and to develop a plan for a company-wide laboratory information system. While no assurance can be given, the Company intends to complete a comprehensive plan for an integrated management information system that will electronically link the laboratory information systems of its existing Practices in 1998.

SALES AND MARKETING

             The Company's marketing efforts are focused on physicians, hospital and outpatient surgery center administrators, national clinical laboratories and managed care organizations. Prior to being acquired by the Company, the Practices' marketing efforts were primarily based upon the professional reputations and individual efforts of the pathologists. The Company believes that there is an opportunity to capitalize on the professional reputations of the Affiliated Physicians by hiring experienced personnel and applying professional sales and marketing techniques to the Practices. Historically, some of the Practices marketed outpatient services primarily to dermatologists. The Company intends to increase the Practices' volume of business by also directing its marketing efforts to other medical specialists, including plastic surgeons, general surgeons, gynecologists, urologists and gastroenterologists. Since specimens may be sent by courier service or overnight delivery, the Company will utilize its sales professionals in an effort to expand the potential geographic market for each Practice beyond its local physician community. Several of the Practices currently market their outpatient services to a broad geographic area including neighboring states. The Company intends to continue to augment its 23 person sales and marketing team with additional sales personnel as practices are added. These representatives are supervised by regional sales managers who report to the Company's Vice President of Sales and Marketing, who in turn assists in the development of the Company's marketing strategies and is responsible for their implementation. The sales and marketing staff includes directors of marketing and managed care contracting.

             Hospital contracts generally grant Practices the exclusive right and responsibility to manage the pathology services at the hospital. In this capacity, the Practices provide pathology services to staff physicians and support personnel and administrative services for the laboratory, as well as an Affiliated Physician who serves as the medical director of the laboratory. The Company is responsible for the training and supervision of technical personnel who are usually employed by the hospitals. As the medical director of the laboratory, an Affiliated Physician may be responsible for hiring and terminating laboratory personnel. Upon initiation, the contracts typically have terms of one to five years and renew for additional terms of one year unless otherwise terminated by either party. The contracts provide that the hospital may terminate the agreement prior to the expiration of the initial or renewal term. No assurance can be given that such contracts with hospitals will not be terminated or that they will be renewed in the future. Loss of any particular hospital contract would not only result in a loss of net revenue to the Practice, and therefore to the Company, from that contract but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations.

             As of December 31, 1997, the Practices had contracts with 75 hospitals, 25 of which were owned by Columbia/HCA Healthcare Corporation ("Columbia"), the country's largest publicly owned hospital company. The Company plans to dedicate its professional sales force to service the needs of multi-hospital systems with facilities of 400 or fewer beds. The Company believes it can assist multi-hospital systems that currently have numerous contracts for pathology services by serving as a single source provider of pathology services. The Company's marketing efforts are directed toward consolidating the various contracts of multi-hospital systems on a regional basis and thus facilitating the more efficient and effective operation of multiple laboratories owned by such systems.

             Eight Practices, including four of the PA Contractors, have an aggregate of eight contracts with three national clinical laboratories, SmithKline, Quest Diagnostics (formerly known as Corning Clinical Laboratories) and Laboratory Corporation of America Holdings ("LabCorp"). The Company is directing marketing efforts to national clinical laboratories to expand these contracts on a regional basis to additional Practices as well as to enter into new contracts. In addition, the Company is seeking to secure new contracts and expand existing contracts with managed care organizations for the provision of anatomic pathology services. The Company is prepared to negotiate flexible arrangements for the Practices with managed care organizations, including on a discounted fee-for-service or capitated contract basis. The Company does not believe that contracting directly with managed care organizations will adversely affect the Company's relationships with national clinical laboratories because anatomic pathology services are generally not part of a national clinical laboratory's core business.

CLIENT AND PAYOR RELATIONSHIPS

             The Practices provide services to a wide variety of healthcare providers and payors including physicians, government programs, indemnity insurance companies, managed care organizations and national clinical laboratories. Physicians who are not affiliated with a hospital or managed care organization are a principal source of business. Fees for anatomic pathology services rendered to physicians are billed either to the physicians, the patient or to the patient's third party payor.

             The national clinical laboratories that contract with managed care organizations perform clinical laboratory services and generally subcontract anatomic pathology services to large practices. Under these contracts, the practices bill national clinical laboratories on a fee schedule basis. Contracts with national clinical laboratories provide for the exclusive subcontracting of anatomic pathology services for clients of the national clinical laboratories in a defined geographic area. These contracts have terms of one to three years and generally provide for automatic renewal for additional one to three year terms. The Company's relationships with managed care organizations typically provide for the provision of services to their participants on the basis of an agreed upon fee schedule.

PHYSICIAN, PA CONTRACTOR AND OTHER CONTRACTUAL RELATIONSHIPS

             The Company employs pathologists, or manages the PA Contractors who employ pathologists, to provide medical services in hospitals and in other inpatient and outpatient laboratories. Pathologist employment agreements typically have terms of five years and generally can be terminated at any time upon 60 to 180 days' notice. The Affiliated Physicians generally receive a base salary and a performance bonus. The Affiliated Physicians are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient services, to become a member of the medical staff at the contracting hospital with privileges in pathology. The Company is responsible for billing patients, physicians and third party payors for services rendered by the Affiliated Physicians. Most of the Affiliated Physicians have agreed, for a period of one to two years after termination of employment, not to compete with the Company or the PA Contractor within a defined geographic area and not to solicit Affiliated Physicians, other employees or clients of the Company.

             The Company's business is dependent upon the recruitment and retention of pathologists, particularly those with subspecialties, such as dermatopathology. While the Company has been able to recruit (principally through practice acquisitions) and retain pathologists, no assurance can be given that the Company will be able to continue to do so successfully or on terms similar to its current arrangements. The relationship between the Company's pathologists and their respective local medical communities is important to the profitability of the Practices. In the event that a significant number of Affiliated Physicians, or a small number of established and reputable Affiliated Physicians, terminate their relationships with the Company or become unable or unwilling to continue their employment, the Company's business would be materially and adversely affected.

             The Company, through its Manager Subsidiaries, has long-term management agreements with each of the six PA Contractors in Texas, Pennsylvania, Indiana and Ohio (the "PA Management Agreements"). In Texas, each of the PA Contractors is a managed non-profit corporation, of which the Company is the sole member. In Pennsylvania, the PA Contractor is a professional corporation of which the Company's Chief Operating Officer, a pathologist, is the sole shareholder. In Ohio and Indiana, the PA Contractors are owned by trusts, of which AmeriPath is the sole beneficiary. Under the PA Management Agreements, the Company has control over all non-medical functions of the PA Contractors, including all administrative, management, billing and support functions. The PA Contractors pay the Company a management fee for its services. In Ohio, Pennsylvania, and Indiana, the fee is equal to the net revenue of the pathology practice. In Texas, the management fee consists of a flat base fee, which is determined on an annual basis according to the operating plan of the Practice, and a performance-based fee, which may be paid if the performance of the Practice exceeds budgeted targets.

GOVERNMENT REGULATION

             The Company's business is subject to a variety of governmental and regulatory requirements relating to healthcare matters as well as laws and regulations that relate to business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with hospitals and physicians to comply with relevant federal and state law and believes that such current arrangements and practices comply with all applicable statutes and regulations.

             The Company derived approximately 39% and 29% of collections for the years ended December 31, 1996 and 1997, respectively, from payments made by government sponsored healthcare programs (principally Medicare and Medicaid). The decrease in the percentage of collections attributable to government sponsored healthcare programs resulted primarily from the acquisition of Practices outside Florida. These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts or practices could materially and adversely affect the Company's financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and the rapidly escalating costs of healthcare and reimbursement programs have led, and may continue to lead, to significant reductions in government reimbursements for certain medical charges and elimination of coverage for certain individuals under these programs. Particularly in view of the fact that Medicaid is a substantial and growing portion of state budgets, increases in state discretion could result in payment reductions. Although governmental payment reductions have not materially affected the Company in the past, it is possible that such changes or other changes in the future could have a material adverse effect on the Company's financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be treated by managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to the Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for the Company in that state if the Company were not selected as a participating provider. Additionally, funds received under these programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs could occur. The Company expects that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

             In connection with Practice acquisitions and affiliations, the Company performs certain due diligence investigations with respect to potential liabilities of acquired and affiliated practices and obtains indemnification with respect to certain liabilities from the sellers of such practices; there can be no assurance, however, that any liabilities for which the Company becomes responsible (despite such indemnification and any available insurance) will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, the Company regularly reviews the Practices' compliance with federal and state healthcare laws and regulations and revises as appropriate the operations, policies and procedures of its Practices in order to conform with the Company's policies and procedures and applicable law. While the Company believes that the operations of the Practices prior to their acquisition were generally in compliance with such laws and regulations, there can be no assurance that the prior operations of the Practices were in full compliance with such laws, as such laws may ultimately be interpreted. A violation of such laws by a Practice could result in civil and criminal penalties, exclusion of the physician, the Practice or the Company from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

             FRAUD AND ABUSE. Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or
(ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs. Violations of federal anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare and Medicaid programs.

             SELF-REFERRAL AND FINANCIAL INDUCEMENT LAWS. The Company is also subject to state statutes and regulations banning payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. State statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of such laws in one of more states in which the Company operates could have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of the Company's relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

             GOVERNMENT INVESTIGATIONS OF HOSPITALS AND HOSPITAL LABORATORIES. Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, Columbia is under investigation with respect to such practices. The Company operates laboratories on behalf of and has numerous contractual agreements with hospitals, including, as of December 31, 1997, 25 pathology service contracts with Columbia hospitals. The government's investigation of Columbia could result in a governmental investigation of one or more of the Company's operations which have arrangements with Columbia. In addition, the Office of the Inspector General and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which the Company operates hospital laboratories. These projects increase the likelihood of governmental investigations of hospital laboratories owned and operated by the Company. Although the Company monitors its billing practices and hospital arrangements to ensure compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and there can be no assurance that governmental investigators will not take positions that are inconsistent with the Company's or industry practices. The government's investigations of Columbia may have other effects which could materially and adversely affect the Company, including termination or amendment of one or more of the Company's contracts with Columbia or the sale of hospitals potentially disrupting the performance of services under such contracts.

             CORPORATE PRACTICE OF MEDICINE. The Company is not licensed to practice medicine. The practice of medicine is conducted solely by the Affiliated Physicians. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Business corporations are generally not permitted under state law to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where the Company is not permitted to directly own a medical practice, the Company performs only non-medical and administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the PA Contractors or the Affiliated Physicians employed by the PA Contractors.

             Corporate practice of medicine restrictions in some states in which the Company operates (and plans to operate) prohibit a business corporation from employing physicians to engage in the practice of medicine, but permit an entity employing physicians to practice medicine to be owned by a trust, provided that the trustee of such trust is a licensed physician. In addition, a business corporation is not prohibited from being the beneficiary of such trust or from performing administrative, marketing, billing and other non-medical or other services on behalf of the entity employing physicians engaged in the practice of medicine. In Ohio, the Company contracts with two PA Contractors (which are owned by trusts of which AmeriPath is the sole beneficiary), which in turn employ or contract with physicians to provide necessary physician and medical services. The trustees of each of the trusts that own the stock of the Ohio PA Contractors are physicians licensed to practice medicine in Ohio. Indiana law also prohibits the practice of medicine by non-physician owned entities. In Indiana, the Company uses a structure similar to that used in Ohio, with the Company contracting with a practice entity (owned by a trust of which AmeriPath is the sole beneficiary), which in turn employs the physicians who provide medical services. The trustee of the Indiana trust is a physician licensed to practice medicine in Indiana.

             The Commonwealth of Pennsylvania has similar laws addressing the corporate practice of medicine and generally restricts the ownership, direct or indirect, of professional corporations to licensed physicians. In Pennsylvania, the sole shareholder of the PA Contractor is the Company's Chief Operating Officer (a licensed physician), who has entered into a shareholders' agreement restricting the transfer or other disposition of such shares by the shareholder, and granting the Company an exclusive and irrevocable option to require the shareholder to sell the shares for nominal consideration.

             In Texas, corporate practice of medicine restrictions generally provide that only certain entities are permitted to employ physicians to engage in the practice of medicine. However, such entities are not prohibited from retaining business corporations to manage other aspects of the business, including administrative, marketing, billing and other non-medical services. In Texas, each of the PA Contractors is a special Texas non-profit corporation of which the Company is the sole member. The non-profit corporations own the medical-related assets and employs the physicians.

             Florida, Kentucky, Alabama and Mississippi do not have laws prohibiting business corporations from directly employing physicians to practice medicine. Such states, however, have medical practice acts that provide that only licensed physicians may provide medical care. Accordingly, in Florida, Kentucky, Alabama and Mississippi, business corporations may directly employ physicians to engage in the provision of medical services, provided that the physicians have control over the manner in which medical care is provided. The Managing Directors of the Practices located in Florida, Kentucky, Mississippi and Alabama are each physicians licensed to practice medicine in their respective states. Pursuant to their employment agreements with the Practice Subsidiaries, such Managing Directors have exclusive control over the actual provision of medical care at their respective Practices and are responsible for setting policies relating to and monitoring the practice of medicine.

             Based on the advice of the Company's various state health care regulatory counsel, the Company believes that it currently is in material compliance with the corporate practice laws in the states in which it operates. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, the Company, the PA Contractors and the Affiliated Physicians could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure their contractual and other arrangements. In addition, expansion of the operations of the Company to other "corporate practice" states may require structural and organizational modification of the Company's form of relationship with physicians, PA Contractors or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations.

             MEDICARE FEE SCHEDULE PAYMENT FOR CLINICAL DIAGNOSTIC LABORATORY TESTING. In 1984, Congress enacted legislation establishing a locality-specific fee schedule reimbursement methodology with Consumer Price Index ("CPI") related adjustments for clinical diagnostic laboratory testing for non-hospital patients and hospital outpatients under Medicare. Payment for these services performed for Medicare inpatients is included within the prospectively determined Diagnosis Related Group rate paid to the hospital. Additionally, state Medicaid programs may pay no more than the Medicare fee schedule amount. Beginning with the consolidated Omnibus Budget Reconciliation Act of 1985, Congress instituted a national cap on Medicare clinical diagnostic laboratory fee schedules. This national cap has been lowered nearly every year and now is 74% of the national median. In addition, the Omnibus Budget Reconciliation Act of 1987 eliminated the CPI adjustment for 1988 and, in succeeding years, Congress frequently either limited or eliminated the annual CPI adjustments of the Medicare clinical diagnostic laboratory fee schedules. The Omnibus Budget Reconciliation Act of 1993 eliminated the adjustment for the years 1994 and 1995. In 1996 and 1997, however, the fee schedule adjustments were 3.2% and 2.7%, respectively. Even these modest increases were reduced in some areas due to a recalculation of national medians and by conversion in some carrier areas to a single statewide fee schedule. In the Balanced Budget Act of 1997 ("BBA"), Congress again eliminated the annual adjustments, this time for the years 1998 through 2002. The adjustment limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules, however, could have a material adverse effect on the Company.

             BBA ADDITIONS TO COVERAGE. The BBA added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company.

             LABORATORY COMPLIANCE PLAN. In February 1997, the Office of the Inspector General ("OIG") released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust, initiated in 1995. The Company has recently adopted a compliance plan which includes components of OIG's model compliance plan as the Company deemed appropriate to the conduct of its business. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business, they could affect physician test ordering habits more broadly. The Company is unable to predict whether or to what extent these developments may have an impact on the utilization of the Company's services.

             SAFE HARBORS. In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. In September 1993, additional safe harbors were proposed for eight activities including referrals within group practices consisting of active investors. While the arrangements between the Company, physicians and third parties are not in all instances encompassed by these safe harbors or the proposed safe harbors, the Company believes its operations are in material compliance with applicable Medicare fraud and abuse laws. If, however, the Company's arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from participation in government reimbursement programs, which could materially and adversely affect the Company.

             HEALTH CARE REFORM AND DEFICIT REDUCTION. The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would reduce health care spending, convert all or a portion of government reimbursement programs to managed care arrangements and balance the federal budget by reducing spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments affecting the Company's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) the Health Care Financing Administration ("HCFA") policy prohibiting restrictions in Medicare risk HMO plans on a physician recommending other health plans and treatment options to patients; and (iii) regulations restricting physician incentive provisions in physician-provider agreements. There can be no assurance that such legislation, programs or other regulatory changes will not have a material adverse effect on the Company. Other changes in government or other third-party payor reimbursements which may come about as a consequence of the enactment of current and future health care reform or deficit reduction measures are likely to continue the downward pressure on prices and make clinical laboratory services more competitive.

             For example, the BBA revises the Medicare program to permit beneficiaries to choose between traditional fee-for-service Medicare as well as several non-traditional Medicare options, including managed care plans and provider-sponsored organization plans. These non-traditional Medicare plans have considerable discretion in determining whether and how to cover and reimburse laboratory services and also have discretion to limit the number of laboratories with which they deal.

             The BBA also includes provisions to implement competitive bidding for certain Medicare items and services, including laboratory services, on a four-site demonstration project basis. If later adopted on a widespread basis, these changes would likely have an adverse impact on the Company's revenues, and thus on its gross profit.

             In addition, the BBA contains measures to establish market-oriented purchasing for Medicare, including prospective payment systems for outpatient hospital services, home health care and nursing home care, and the use of global payments and flexible purchasing. Although the details of these measures are yet to be finalized, they probably would increase pressure on pricing in the laboratory industry and may have an adverse impact on the Company's revenues.

             Due to uncertainty regarding the implementation of the above-described Medicare developments, the Company currently is unable to predict their ultimate impact on the laboratory industry generally or on the Company in particular. Reforms may also occur at the state level (and other reforms may occur at the federal level) and, as a result of market pressures, changes are occurring in the marketplace as the number of patients covered by some form of managed care continues to increase. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale, more favorable purchase contracts and greater operational efficiencies. However, if price decreases (for example, arising from the proposed Medicare changes discussed above) or coverage changes were to be rapidly and fully implemented, or if the government were to seek any substantial repayments or penalties from the Company, such developments would likely have an adverse impact on gross profits from the Company's testing services unless management had an opportunity to mitigate such impact.

             ANTITRUST LAWS. In connection with the corporate practice of medicine laws discussed above, the physician practices with which the Company is affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from the Company and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, the Company is constantly seeking to acquire or affiliate with established and reputable practices in its target geographic markets. The Company believes it is in compliance with these laws and intends to comply with any state and federal laws that may affect its development of integrated healthcare delivery networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not adversely affect the operations of the Company and its affiliated physician groups.

             REEVALUATIONS AND EXAMINATION OF BILLING. Payors periodically reevaluate the services they reimburse. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would have an adverse affect on the Company's revenues and earnings.

             Moreover, in recent months the federal government has become more aggressive in examining laboratory billing and in seeking repayments and even penalties based on how services were billed (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests which comprise only a small part of the Company's revenues. Although the scope of this initiative could expand, it is not possible to predict whether or in what direction the expansion might occur. The Company believes its practices differ materially from those now being examined. However, no assurance can be given that the government will not broaden its initiative to focus on the type of services furnished by the Company or, if this were to happen, on how much money, if any, the Company might be required to repay.

             Furthermore, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG is currently expanding the scope of its healthcare audits and investigations. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at the Company's facilities. An inspection was conducted in April 1997 at the Company's laboratory facility in Fort Lauderdale, Florida by representatives of federal and state agencies under Operation Restore Trust. A report to the Department of Justice with respect to this inspection was expected prior to October 1997. The Company has received and responded to a preliminary report from the Agency of Health Care Administration ("ACHA") relating to Medicaid which cited limited, alleged non-compliances the effects of which are immaterial to the Company's operations as a whole. The Company has not received a report from the agency representing Medicare, and there can be no assurance that the findings of any such report relating to Medicare will not have a material adverse effect on the Company.

             NEW CRIMINAL PENALTIES. HIPAA created criminal provisions which impose criminal penalties for fraud against any health care benefit program for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal health care offense. Significantly, the HIPAA provisions apply not only to federal programs, but to private health benefit programs as well. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, the Company currently is unable to predict their ultimate impact on the Company. If the government were to seek any substantial penalties against the Company, this could have a material adverse effect on the Company.

             LICENSING. CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the test performed by the laboratory. In 1992, the Department of Health and Human Services ("HHS") published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992. The quality standards regulations divide all tests into three categories (wavered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. A clinical laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of eight routine "wavered" tests may apply for a waiver from most requirements of CLIA. The Company's outpatient laboratories are licensed by CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of tests results, establish quality control systems, have proficiency testing conducted by approved agencies and have biennial inspections. The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than federal law. For example, some state laws require that laboratory personnel meet certain qualifications, specify certain quality controls, maintain certain records and undergo proficiency testing.

             OTHER REGULATIONS. In addition, the Company is subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. All Company laboratories are operated in a manner designed to comply with applicable federal and state laws and regulations relating to the generation, storage, treatment and disposal of all laboratory specimens and other biohazardous waste. The Company utilizes licensed vendors for the disposal of such specimen and waste.

             In addition to its comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for healthcare employees, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. Regulations of the Department of Transportation, the Public Health Services and the U.S. Postal Service also apply to the transportation of laboratory specimens.

INSURANCE

             The Company's business entails an inherent risk of claims of physician professional liability for acts or omissions of Affiliated Physicians and laboratory personnel. The Company, the PA Contractors and the Affiliated Physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. The Company has consolidated its physician professional liability insurance coverages with Steadfast Insurance Company (Zurich-American), whereby each of the Affiliated Physicians is insured with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with the Company in surplus coverage of up to $16.0 million per occurrence, and $20.0 million in the aggregate. The policy also provides "prior acts" coverage for each of the Affiliated Physicians with respect to the Practices prior to the their acquisition by the Company. Pursuant to the terms of the purchase agreements relating to each Practice acquisition, the Company has certain limited rights of indemnification from the sellers of the Practices. The Company also maintains property and umbrella liability insurance policies. While the Company believes it has adequate professional liability insurance coverage for itself, the Subsidiaries and PA Contractors and each Affiliated Physician, there can be no assurance that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, the Company's insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against the Company, a Subsidiary, a PA Contractor or an affiliated Physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

             The markets for the services provided by the Company and the Practices consist of the provision of physician practice management services to anatomic pathology practices and the provision of anatomic pathology services. The Company competes with other physician practice management companies that are focused on the ownership or management of anatomic pathology practices and with certain specialty laboratories. Through its Subsidiaries and affiliations with the PA Contractors, the Company competes with other anatomic pathology practices, national clinical laboratories, hospitals and clinics which provide anatomic pathology medical services. In addition, competition may result from companies in other healthcare industry segments, such as other hospital-based specialties or large physician group practices, that may enter the Company's markets, some of which have greater financial and other resources than the Company.

             With respect to physician practice management services, the Company believes that the principal competitive factors are sales and marketing, billing, collections and financial reporting, management of physicians, information systems, laboratories and related medical services and human resources. To date, the Company has not experienced significant competition in the provision of physician practice management services to anatomic pathology practices. The Practices do, however, experience competition in local markets in which the Practices provide anatomic pathology services. The Company believes that the infrastructure it is building provides a competitive advantage in such markets. The principal competitive factors regarding the provision of anatomic pathology services are professional reputation and skill of the pathologist, the price charged for pathology services, the scope of services offered, the ability to operate laboratories on an efficient basis and geographic coverage. The Company competes with several other companies for the acquisition of or affiliation with anatomic pathology practices, and such competition can reasonably be expected to increase. In addition, companies in other healthcare segments, such as hospitals, HMOs and other physician practice management companies, many of which have greater financial and other resources than the Company, may become competitors in acquiring or affiliating with, or providing physician practice management services to, anatomic pathology practices. The Company competes for acquisitions and affiliations on the basis of the reputation of the Practices, its management experience, its status and resources as a public company and its single focus on anatomic pathology. There can be no assurance that the Company will be able to compete effectively or that additional competitors will not enter the Company's markets or make it more difficult for the Company to acquire or affiliate with practices on favorable terms.

SERVICE MARKS

             The Company has registered the service mark "AmeriPath" and "AmeriPath -- Integrated Pathology Services" with the United States Patent and Trademark Office, and has also filed applications for registration of the Company's name and logo.

EMPLOYEES

             At December 31, 1997, there were a total of 994 persons, including 133 Affiliated Physicians, employed by or affiliated with the Company. Of the Affiliated Physicians, 86 were employed by the Subsidiaries and 47 were employed by PA Contractors. The Company's employees include 376 laboratory technicians, 79 couriers and 406 billing, marketing, transcription and administrative staff, of which 43 personnel are located at the Company's executive offices. None of the Company's employees or prospective employees is subject to collective bargaining agreements.

ITEM  2.  PROPERTIES

             The Company leases its executive offices located in Riviera Beach, Florida (approximately 12,000 square feet) and its centralized billing office in Fort Lauderdale, Florida (approximately 5,000 square feet) and leases 26 other facilities: 16 in Florida, one in Alabama, two in Kentucky, two in Ohio, one in Mississippi, two in Texas and two in Pennsylvania. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. The 28 facilities encompass an aggregate of approximately 125,000 square feet, have an aggregate annual rent of approximately $1.2 million and have lease terms expiring from 1997 to 2006. As laboratory leases are scheduled to expire, the Company will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the Practice.

ITEM  3.  LEGAL PROCEEDINGS

             During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and Affiliated Physicians as well as with respect to hospital employees who are under the supervision of Affiliated Physicians. The majority of the pending legal proceedings involve claims of medical malpractice, particularly cytology, and are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. If liability results from medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1997.

                                   PART II

ITEM   5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

             AmeriPath's Common Stock, par value $.01 per share, is listed for quotation on the NASDAQ National Market System under the symbol "PATH". The following table sets forth, for the period indicated, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System. The common stock first began trading on October 21, 1997. The initial public offering price per share of Common Stock was $16.00. As of March 19, 1998, there were approximately 135 shareholders of record.

                                YEAR ENDING 1997
                                ----------------

                                         HIGH                   LOW
                                         ----                   ---
             Fourth Quarter               $19                 $15 5/8

             The Company presently has no plans to pay any dividends on its capital stock. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, any applicable restrictions under credit agreements existing from time to time and on such other factors as the Board of Directors may consider relevant. The terms of the Company's existing Credit Facility prohibit payment of dividends without the lenders' consent.

             RECENT SALES OF UNREGISTERED SECURITIES

             Effective December 1, 1997, the Company completed the acquisition of The Dermatopathology Laboratory ("TDL"), located in Pittsburgh, Pennsylvania, and issued to the two shareholders of TDL an aggregate of 36,294 shares of Common Stock. Effective on December 1, 1997, the Company completed the acquisition of Laboratory Physicians, Jacksonville, P.A. ("LPJax"), located in Jacksonville, Florida, and issued to the Sellers of LPJax an aggregate of 300,037 shares of Common Stock. On February 1, 1998, the Company acquired substantially all of the assets of Anatomic Pathology Associates, L.L.P. ("APA"), located in Indianapolis, Indiana, and issued to the 13 shareholders of APA an aggregate of 186,828 shares of Common Stock.

             Each of the above issuances of shares of Common Stock was exempt from registration under the Securities Act pursuant to an exemption provided under Section 4(2) of the Securities Act.

             INITIAL PUBLIC OFFERING

             On October 27, 1997, the Company consummated its initial public offering of its common stock, pursuant to Registration Statement Nos. 333-34265 (covering 5,750,000 shares, 539,770 of which were sold by certain selling stockholders of the Company) and 333-38429 (covering an additional 690,000 shares, 64,773 of which were sold by certain selling stockholders of the Company), filed with and declared effective by the Securities and Exchange Commission on October 21, 1997. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, Smith Barney Inc. and Piper Jaffray Inc. At the initial offering price of $16 per share, the Company's 5,835,457 shares and the selling stockholders' 604,543 shares were sold for an aggregate offering price of $103.0 million with an aggregate underwriting discount and commissions of $7.2 million. Net cash proceeds to the Company, after deducting the underwriters' discount and commission and other costs and expenses of the offering, were $84.7 million.

ITEM   6.    SELECTED FINANCIAL DATA

                           YEAR ENDED DECEMBER 31, (1)
                      (in thousands, except per share data)

                                                   1993 (2)       1994             1995           1996             1997
                                                ---------       ---------       ---------       ---------       ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net revenue                                     $  13,419       $  14,461       $  16,024       $  42,558       $ 108,406
                                                ---------       ---------       ---------       ---------       ---------
Operating costs:
     Cost of services                              10,803           7,026           8,517          20,106          48,833
     Selling, general and administrative
      expense                                       1,634           2,287           2,644           8,483          19,929
     Provision for doubtful accounts                  953           1,003           1,l61           3,576          10,892
     Amortization expense                              --             678             678           1,958           5,762
     Loss on cessation of clinical lab
      operations (3)                                   --              --              --             910
                                                ---------       ---------       ---------       ---------       ---------
         Total operating costs                     13,390          10,994          13,000          35,033          85,416
                                                ---------       ---------       ---------       ---------       ---------
Income from operations                                 29           3,467           3,024           7,525          22,990
Interest expense                                      (48)         (1,584)         (1,504)         (3,540)         (8,763)
Nonrecurring charge (4)                                                                                            (1,289)
Other income (expense), net                             9             (46)            (46)           (431)            (96)
                                                ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes                     (10)          1,837           1,474           3,554          12,842
Provision for income taxes (5)                         --             692             572           1,528           5,522
                                                ---------       ---------       ---------       ---------       ---------
Net income (loss)                               $     (10)      $   1,145       $     902       $   2,026       $   7,320
                                                =========       =========       =========       =========       =========

Earnings per share data (6)

       Basic earnings per common share                                          $    0.39       $    0.53       $    0.80
                                                                                =========       =========       =========

       Diluted earnings per common share                                        $    0.13       $    0.22       $    0.53
                                                                                =========       =========       =========
       Basic weighted average
        shares outstanding                                                          1,426           3,115           8,773
                                                                                =========       =========       =========

       Diluted weighted average shares
        outstanding                                                                 7,200           9,014          13,879
                                                                                =========       =========       =========

CONSOLIDATED BALANCE SHEET DATA:

     Cash and cash equivalents                  $     322       $     103       $      58       $   2,262       $     397
     Total assets                                   2,676          20,836          20,034         157,854         269,227
     Long  term  debt,  including  current
      portion                                         513          17,005          15,146          97,239          75,074
     Redeemable equity securities (7)                  --           5,735           6,085          18,427              --
     Stockholders' equity (deficit)                   913          (2,776)         (2,224)         12,693         144,817



         ----------------------

(1) The selected financial data as of and for the year ended December 31, 1993 are that of E.G. Poulos, M.D., M.J. Demaray, M.D., and A.P. Kowalczyk, M.D., P.A. ("PDK"), the predecessor to American Laboratory Associates, Inc. ("ALA") prior to the acquisition of PDK. The selected financial data as of and for the years ended December 31, 1994, 1995, 1996 and 1997 are for AmeriPath, Inc. and its Subsidiaries after the PDK acquisition.

(2) Effective January 1, 1994, ALA acquired the net assets of PDK. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on the fair values at the date of acquisition. Cost of services for the year ended December 31, 1993 includes $4.4 million representing compensation paid to PDK's shareholders in excess of the compensation of such shareholders following the 1994 acquisition. Net income for the years ended December 31, 1994, 1995, 1996 and 1997 does not reflect dividends payable on the Convertible Preferred Stock.

(3) In connection with the closing of ALA's clinical operations in May 1996, the Company recorded a nonrecurring charge to operations aggregating $910,000, which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations. See Note 18 to the Consolidated Financial Statements.

(4) In the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily professional fees and printing costs, as a result of the postponement of the Company's planned initial public offering of Common Stock. See Note 19 to the Consolidated Financial Statements.

(5) For 1993, PDK elected to be taxed as a Subchapter S corporation for federal income tax purposes, and accordingly, the consolidated statement of operations does not include a provision for income taxes.

(6) Earnings per share are computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior reported earnings per share data have been restated in accordance with SFAS No. 128.

(7) Includes Convertible Preferred Stock of $5.2 million plus accrued and unpaid dividends and at December 31, 1996 $12.2 million of Redeemable Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion of the Company's results of operations and financial condition should be read together with the consolidated financial statements and other financial information included elsewhere in this Report.

GENERAL

             AmeriPath is the largest physician practice management company in the anatomic pathology sector. The Company provides physician practice management services to pathologists in both outpatient and hospital inpatient laboratories, with particular focus on dermatopathology (pathology related to diseases of the skin). References to the "Company" include AmeriPath, its Subsidiaries, including ALA, and its PA Contractors.

             The pathologists provide anatomic pathology and related histologic services with particular emphasis on dermatopathology (diseases of the skin), hematopathology (diseases of the blood), and cytopathology (diseases of the cells), as well as surgical pathology (diagnostic services in connection with surgical procedures).

             Outpatient pathology services are performed in freestanding, independent pathology laboratories owned and operated by the Company or in hospital-owned laboratories operated by the Company. Services performed are billed to patients, Medicare, Medicaid, other third party payors, national clinical laboratories and attending physicians on a fee-for-service basis, which cover both the professional and technical components of such services.

             Inpatient pathology services are performed under exclusive contractual arrangements with hospitals. Net revenue for inpatient pathology services is dependent in large part on the level of inpatient admissions at the hospitals the Company contracts with. Such arrangements typically provide that a pathologist will provide diagnostic pathology services for the hospital's staff physicians and serve as the medical director of the hospital's laboratory with responsibility for the clinical laboratory and histology departments, as well as the hospital's blood bank and microbiology services.

             Effective January 1, 1994, AmeriPath's predecessor, ALA, acquired the net assets of PDK, a full service reference laboratory providing clinical laboratory testing and anatomic pathology services, principally dermatopathology. ALA continued to grow internally while at the same time developing its corporate infrastructure, with particular emphasis on improving the efficiency of its billing and collection operations in Fort Lauderdale, and expanding its marketing programs. In January 1996, James C. New joined the Company as its Chief Executive Officer to accelerate the Company's acquisition program. AmeriPath was incorporated in Delaware February 1996 and, through a share exchange ALA became a wholly-owned subsidiary of AmeriPath. During 1996, the Company completed the acquisition of (or affiliation with) eleven Practices with 79 pathologists, 10 outpatient laboratories and 47 hospital contracts. In 1997, the acquisition program continued and the acquisition of (or affiliation with) five Practices was completed, adding 45 pathologists, three outpatient laboratories and 28 hospital contracts.

             At December 31, 1997, the Company operated in eight states, with 133 pathologists providing services in 75 hospitals and 13 outpatient laboratories. Between January 1 and March 26, 1998, the Company acquired or affiliated with two additional pathology physician practices in Indiana and Texas (adding a total of 14 additional pathologists). The Company focuses on developing regional networks, such as in the state of Florida, and expanding the practices through its internal marketing efforts. The Company plans to pursue additional acquisitions of (or affiliations with) inpatient and outpatient pathology practices in the foreseeable future, which represents a significant portion of its growth strategy and is evaluating the opportunity of closer working relationships with referral sources, such as dermatologists.

RESULTS OF OPERATIONS

             The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances).

                            PERCENTAGE OF NET REVENUE

                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1995         1996         1997
                                                   -------      -------      -------
Net revenue                                          100.0%       100.0%       100.0%
                                                   -------      -------      -------
Operating costs:
     Cost of services                                 53.2         47.2         45.0
     Selling, general and administrative
      expense                                         16.5         19.9         18.5
     Provision for doubtful accounts                   7.2          8.4         10.0
     Amortization expense                              4.2          4.7          5.3
     Loss on cessation of clinical lab
      operations                                        --          2.1           --
                                                   -------      -------      -------
        Total operating costs and expenses            81.1         82.3         78.8
                                                   -------      -------      -------
Income from operations                                18.9         17.7         21.2
Interest expense                                      (9.4)        (8.3)        (8.1)
Nonrecurring charge                                   --           --           (1.2)
Other income (expense), net                           (0.3)        (1.0)        (0.0)
                                                   -------      -------      -------
Income before income taxes                             9.2          8.4         11.9
Provision for income taxes                             3.6          3.6          5.1
                                                   -------      -------      -------
Net income                                             5.6%         4.8%         6.8%
                                                   =======      =======      =======


              The Company completed the acquisition of (or affiliation with) five Practices in 1997, and eleven Practices in 1996, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between years were primarily due to these acquisitions.

             NET REVENUES

             The Company derives its net revenue from the net revenue of the Practices it owns or manages. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to: (i) Medicare and Medicaid reimbursements at annually established rates; (ii) payments from managed care organizations at discounted fee-for-service rates; (iii) negotiated reimbursement rates with other third party payors; (iv) rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and (v) discounts and other allowances, principally from private pay accounts.

             In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, many of which contract with managed care organizations to provide anatomic pathology services. The Company also contracts with national clinical laboratories and is attempting to increase the number of such contracts to increase test volume. Since the majority of the Company's operating costs -- principally the compensation of physicians and non-physician technical personnel -- are somewhat fixed, increases in volume resulting from contracts at discounted rates enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of net revenue.

             Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations.

             The majority of services furnished by the Company's pathologists are anatomic pathology services. Medicare reimbursement for these services represented approximately 29% of the Company's cash collections in 1997. As of January 1, 1992, Medicare reimbursed all physician services, including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which was fully phased in by 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

             The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components -- physician's work value, physician practice overhead and the cost of medical liability insurance. In 1996, the Health Care Financing Administration ("HCFA") completed a five-year review of the work value component and, as a result, revised the work value amount assigned to many physician services. In addition, based on a default formula established by statute, the 1997 conversion factor for non-surgical services dropped 0.8% to $33.85. As part of its five-year review of the RBRVS system, HCFA recalculated all of the RBRVS weights. These revisions generally resulted in a further reduction in Medicare reimbursement. As a result of all these changes, there was an overall decrease in reimbursement rates for pathology services of approximately 5.3% beginning January 1, 1997. Also, HCFA reduced the number of physician fee schedule payment localities from 210 to 89, effective January 1, 1997. In the BBA, Congress merged the three existing conversion factors into one for all types of services provided. This single conversion factor will be $36.69 in 1998. These changes effectively provide for an 8.3% increase over the 1997 conversion factor applicable to pathology services.

             At the beginning of 1997, HCFA published proposed regulations which recalculate a key component of the RBRVS fee schedule. This recalculation would modify the practice overhead expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense RVUs. Overall, HCFA's predicted impact of this modification to reflect resource-based practice expense RVUs on Medicare income of pathologists is an increase of 1.0%. The actual impact on Medicare pathology revenues will depend on the mix of pathology services furnished. Moreover, under the BBA, implementation of resource based practice expense RVUs will not begin until 1999, and will be phased in over the period 1999-2002. In the past, RBRVS program implementation and modification has had the effect of reducing reimbursement, and thus the gross profit, of the Company. Overall, the Company does not expect projected future RBRVS adjustments to change this trend.

             In prior years, the Company has been able to minimize the impact of the reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite these offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments anticipated under Medicare, may have a negative effect on the Company's average unit reimbursement.

             Net revenue increased by $65.8 million, or 155%, to $108.4 million for the year ended December 31, 1997, from $42.6 million for the year ended December 31, 1996. Of this increase, $52.4 million was attributable to the acquisitions (or affiliations) the Company completed during 1996, and $13.4 million was due to the acquisitions (or affiliations) the Company completed during 1997. Same practice revenue decreased $16,000, which was due to a 1.3% increase in outpatient volume, offset by a 5.3% decrease in Medicare reimbursement for surgical biopsies (discussed above), which became effective on January 1, 1997. Revenues derived from hospital based pathology services increased $62,000. References to same practice means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period.

             Net revenue increased by $26.5 million, or 166%, to $42.6 million for the year ended December 31, 1996, from $16.0 million for the year ended December 31, 1995. Of this increase, $26.7 million was attributable to the acquisitions (or affiliations) the Company completed during 1996, and $1.1 million was due to same practice growth, offset by the decline in net revenue of $1.3 million from ALA's clinical laboratory which ceased operations on May 31, 1996. Same practice net revenue increased $1.1 million, or 8.3%, to $14.8 million compared to the same period in 1995, due to an increase in test volume and an increase in the Medicare reimbursement rate for surgical biopsies of 2.6%, which became effective on January 1, 1996.

             COST OF SERVICES

             Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $28.7 million, or 143%, to $48.8 million for the year ended December 31, 1997, from $20.1 million for the year ended December 31, 1996. Of this increase, $24.5 million was attributable to the acquisitions (or affiliations) the Company completed during 1996 and $4.6 million was due to the acquisitions (or affiliations) the Company completed during 1997, offset by a $404,000 decrease in same practice costs.

             Cost of services, as a percentage of net revenues, decreased from 47.2% in 1996, to 45.0% in 1997, due primarily to the cost and operational efficiencies implemented in 1997. Same practice cost of services decreased $404,000, from $8.0 million in 1996 to $7.6 million in 1997.

             Cost of services increased by $11.6 million, or 136%, to $20.1 million for the year ended December 31, 1996, from $8.5 million for the year ended December 31, 1995. Of this increase, $13.0 million was attributable to the acquisitions (or affiliations) the Company completed during 1996, offset by a decrease of $1.1 million attributable to ALA's clinical laboratory that ceased operations on May 31, 1996. In addition, same practice cost of services decreased by $273,000 for the year ended December 31, 1996 compared to the same period in 1995, due to increased efficiency by the Affiliated Physicians. In connection with closing ALA's clinical operations in 1996, the Company recorded a non-recurring charge to operations aggregating $910,000, which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the discontinued clinical operations.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

             The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. Selling, general and administrative expense, as a percentage of net revenues, decreased from 19.9% in 1996 to 18.5% in 1997, as the Company began to control the growth in these costs and continued to spread these costs over a larger revenue base. These costs, as a percentage of net revenues, are expected to decrease going forward.

             Selling, general and administrative expense increased by $11.4 million, or 135%, to $19.9 million for the year ended December 31, 1997, from $8.5 million for the year ended December 31, 1996. Of this increase, $8.0 million, or 70%, was attributable to the acquisitions (or affiliations) the Company completed during 1996 and 1997. The remaining increase was due to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and complete the conversion to an upgraded billing system.

             During 1995 and 1996, selling, general and administrative expense increased as a percentage of net revenues, as the Company built the corporate infrastructure to support the acquisition and integration of acquired and managed practices. As a percentage of net revenue, these expenses increased from 16.5% in 1995 to 19.9% in 1996, and increased by $5.8 million, to $8.5 million, for the year ended December 31, 1996, from $2.6 million for the year ended December 31, 1995. Of this increase, $2.4 million was attributable to the acquisitions (or affiliations) the Company completed during 1996. The remaining increase was due to the appointment of a Chief Executive Officer, as of January 1, 1996, increased staffing levels in marketing, billing and accounting and costs incurred to expand the Company's administrative support infrastructure and conversion to an upgraded billing system.

             PROVISION FOR DOUBTFUL ACCOUNTS

             Provision for doubtful accounts increased by $7.3 million, or 205%, to $10.9 million for the year ended December 31, 1997, from $3.6 million for the year ended December 31, 1996. The provision for doubtful accounts, as a percentage of net revenue, was 10.0% and 8.4% for the years ended December 31, 1997 and 1996, respectively. This increase in the percentage of net revenue was primarily attributable to the acquisitions (or affiliations) the Company completed during 1997, which acquisitions increased the percentage of net revenue from services provided in inpatient (hospital) laboratories.

             Provision for doubtful accounts increased by $2.4 million, or 208%, to $3.6 million for the year ended December 31, 1996, from $1.2 million for the year ended December 31, 1995. The provision for doubtful accounts, as a percentage of net revenue, was 8.4% and 7.2% for the years ended December 31, 1996 and 1995, respectively. This increase in the percentage of net revenue was primarily attributable to the acquisitions (or affiliations) the Company completed during 1996, which acquisitions increased the percentage of net revenue from services provided in inpatient laboratories. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

             AMORTIZATION EXPENSE

             The Company's acquisitions (and affiliations) completed in 1996 and 1997 resulted in significant increases in net identifiable intangible assets and goodwill. Net goodwill and net identifiable intangible assets, which include hospital contracts, physician client lists and laboratory contracts acquired in the acquisitions (or affiliations) were approximately $131.5 million and $233.8 million at December 31, 1996 and 1997, respectively, representing approximately 83.3% and 86.8%, respectively, of the Company's total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are amortized over periods ranging from 10 to 40 years, or a weighted average of
30.5 years as of December 31, 1997. The Company amortizes goodwill on a straight-line basis over periods ranging from 15 to 35 years, or a weighted average of 33.9 years as of December 31, 1997. There can be no assurance that the value of intangible assets will ever be realized by the Company. On an ongoing basis, the Company makes an evaluation based on undiscounted cash flows to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Although at December 31, 1997 the net amortized balance of intangible assets was not considered to be impaired, any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations.

             Amortization expense increased by $3.8 million, or 194%, to $5.8 million for the year ended December 31, 1997, from $2.0 million for the year ended December 31, 1996. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions (or affiliations) the Company completed during 1997 and a full year of amortization from the acquisitions (or affiliations) the Company completed during 1996. Amortization expense is expected to increase on an annual basis as a result of identifiable intangible assets and goodwill arising from acquisitions (and affiliations), and any contingent payments required to be made pursuant to the contingent notes issued in connection therewith. Amortization expense, as a percentage of net revenues, increased from 4.7% in 1996 to 5.3% in 1997.

             Amortization expense increased by $1.3 million, or 189%, to $2.0 million for the year ended December 31, 1996, from $700,000 for the year ended December 31, 1995. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions (or affiliations) the Company completed during 1996.

             NONRECURRING CHARGE

             During the year ended December 31, 1997, the Company wrote-off certain deferred offering costs aggregating $1.3 million, primarily consisting of professional fees and printing costs related to a registration statement (relating to an intended initial public offering of shares of common stock) filed by the Company with the Securities and Exchange Commission that was withdrawn in May 1997.

             INTEREST EXPENSE AND OTHER EXPENSE, NET

             Interest expense increased by $5.2 million, or 148%, to $8.8 million for the year ended December 31, 1997, from $3.5 million for the year ended December 31, 1996. This increase was attributable to indebtedness incurred to finance the acquisitions (or affiliations) the Company completed during 1997 and 1996. The average indebtedness outstanding in 1997 was $103.5 million, as compared to average indebtedness of $42.6 million outstanding in 1996.

             Interest expense increased by $2.0 million, or 135%, to $3.5 million for the year ended December 31, 1996, from $1.5 million for the year ended December 31, 1995. This increase was primarily attributable to indebtedness incurred to finance the acquisitions (or affiliations) the Company completed during 1996. Other expense, net increased by $385,000, to $431,000, for the year ended December 31, 1996, from $46,000 for the year ended December 31, 1995, due primarily to the write-off of deferred debt issuance costs related to the refinancing of the Company's credit facility.

             INCOME TAX RATE

             The effective income tax rate was 43.0% for the years ended December 31, 1997 and 1996 and 38.8% for the year ended December 31, 1995. The Company anticipates an increase in its effective tax rate due to the non-deductibility of amortization expense relating to intangible assets acquired in connection with the Company's acquisitions and affiliations.

LIQUIDITY AND CAPITAL RESOURCES

             At December 31, 1997, the Company had working capital of approximately $12.1 million, an increase of $6.8 million from the working capital of approximately $5.3 million at December 31, 1996. The increase in working capital was due primarily to an increase in net accounts receivable of $8.8 million, partially offset by a decrease in cash of $1.9 million and an increase in accounts payable and accrued expenses of $2.0 million. The majority of these changes resulted from the acquisitions (or affiliations) the Company completed during the third and fourth quarters of 1997. The Company manages its cash balances against amounts available under its revolving credit facility. Cash balances, for the most part, are managed on a zero-balance basis and all available cash flows are used to reduce outstanding debt in order to reduce interest cost.

             For the years ended December 31, 1997 and 1996, cash provided by operations was $12.7 million and $551,000, respectively. For the year ended December 31, 1997, cash flow from operations and borrowings under the Company's credit facility were used: (i) for capital expenditures aggregating $3.2 million, primarily for the growth of the Orlando facility to accommodate the expansion of its contract to provide anatomic pathology services to SmithKline Beecham Clinical Laboratories, Inc., ("SmithKline") which commenced in May 1997, and the conversion and upgrade of the Company's billing system; (ii) to fund the $66.7 million cash portion of the acquisitions (or affiliations) the Company completed during 1997; (iii) to make additional payments of $3.6 million in connection with the acquisitions (or affiliations) the Company completed during 1996, including contingent note payments of $1.5 million; (iv) to fund $3.5 million of offering costs incurred in connection with the Company's initial public offering completed in October 1997; (v) to pay $1.1 million of refinancing costs incurred in connection with the Company's new credit facility; and (vi) to make principal payments on long-term debt.

             During October 1997, the Company completed an initial public offering and issued 5,835,457 shares of common stock at $16 per share resulting in proceeds, net of underwriter commissions and offering costs, of approximately $84.7 million. The Company used the proceeds from the offering to repay $11.1 million of outstanding principal and interest on Junior Notes and Senior Notes, $1.3 million of accrued dividends on the Convertible Preferred Stock, and $72.3 million of indebtedness outstanding under the Company's credit facility.

             During 1997, the Company acquired or became affiliated with five anatomic pathology practices. Total consideration in connection with these acquisitions included cash of $67.9 million and approximately 2.2 million shares of common stock. Generally, the shares of common stock are restricted as to transfer, which restrictions lapse over three to five years, based solely on the passage of time. Subsequent to December 31, 1997, the Company acquired two additional practices. These acquisitions were made, in part, with $9.2 million of cash and 186,828 shares of common stock restricted by a five-year vesting schedule. In addition, for the 1997 and 1998 acquisitions, the Company issued additional purchase price consideration in the form of contingent notes.

             At December 31, 1997, the Company had $78.4 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The credit facility provides for up to $150.0 million through a seven year term loan of $65.0 million and a revolving loan of up to $85.0 million that is available for working capital or a revolving line of credit to fund acquisitions. An amount equal to up to 80% of eligible accounts receivable is available under the revolving loan for general working capital purposes. Amounts due under the revolving loan are due June 2002. Commencing July 1, 1998, the term loan requires annual principal payments of $650,000 with the remaining balance due June 30, 2004. As of December 31, 1997, $65 million and $6.6 million were outstanding under the term loan and revolving loan, respectively. Borrowings under the credit facility bear interest, at the Company's option, at the agent's base rate (8.5% at December 31, 1997) or the Eurodollar rate plus a premium which is adjusted quarterly based upon the Company's ratio of total debt to cash flow. In November 1997, the Company entered into an interest rate swap transaction which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and recognized as an adjustment to interest expense. The agreement is a two year interest rate swap with a notional amount of $30 million. Under the agreement, the Company receives interest on the notional amount to the extent the 30 day LIBOR exceeds 6.0%, and pays interest on the notional amount to the extent 30 day LIBOR is less than 6.0%. This derivative financial instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to this instrument are not material. At December 31, 1997, amounts outstanding under the term loan and revolving loan under the credit facility had annual effective interest rates of 8.7% and 8.5%, respectively. The Company has pledged all of its assets, including the stock of its subsidiaries, as collateral. The credit facility also contains covenants which require the Company to maintain certain financial ratios (including minimum net income and operating cash flow to total debt service), limit the amount of additional indebtedness and annual capital expenditures the Company can incur, and prohibits the payment of dividends and specifies restrictions on investments, mergers and sales of assets. Additionally, the Company is required to obtain the consent of the Bank for individual acquisitions or affiliations in excess of $10.0 million (total purchase price value). At December 31, 1997, the Company was in compliance with the covenants in the credit facility.

             The Company is currently negotiating a $200 million revolving credit facility to replace the existing agreement under terms (including interest cost and covenants) which should be more favorable to the Company. No assurance can be made that such refinancing will be completed or, if completed, will be completed on terms more favorable to the Company than the existing credit facility.

             In connection with the acquisitions (or affiliations) completed during 1996 and 1997, the Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each Practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. The amount of the payments cannot be determined until the achievement of the operating earnings levels during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of $107,195 over the next three to five years. A lesser amount of payments would be made if the maximum levels of operating earnings specified in each agreement are not met. No amounts would be paid if the minimum levels of operating earnings specified in each acquisition agreement is not met. During the year ended December 31, 1997, the Company made contingent note payments aggregating $1,523 which amounts represent 57% of the maximum amount available.

             Historically, the Company's capital expenditures have been primarily for laboratory equipment, management information systems and leasehold improvements. Total capital expenditures were $488,000, $996,000 and $3.2 million in 1995, 1996 and 1997, respectively. 1997 capital expenditures included approximately $1.3 million related to information systems, $1.2 million for laboratory equipment and $300,000 for leasehold improvements. During 1997, the Company spent approximately $600,000 for equipment and leasehold improvements to the Orlando facility to accommodate the expansion of its contract to provide anatomic pathology services to SmithKline which commenced in May 1997. The contract provides that the Company will maintain the appropriate personnel staffing levels to handle the estimated workload. The Company assesses and will continue to assess the capabilities of the various information systems acquired in connection with each of its acquisitions, and is in the process of replacing, upgrading and integrating certain of the systems into a single network. Priority has been given to enhancements in billing and financial information systems, with planned capital expenditures expected to be between $1.5 million and $2.0 million during 1998. Historically, the Company has funded its capital expenditures with cash flows from operations. For the years ended December 31, 1995, 1996 and 1997, capital expenditures were approximately 3.0%, 2.3% and 2.9%, of net revenue, respectively. The Company is consolidating and integrating its financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. The Company believes, however, that such information systems enhancements will result in cost efficiencies that may enable the Company to continue to fund its capital expenditures with cash flows from operations.

             The Company expects to continue to use the revolving loan facility to fund acquisitions and affiliations. The Company anticipates that funds generated by operations and funds available under the credit facility will be sufficient to meet working capital requirements and contingent note obligations, and to finance capital expenditures, acquisitions and affiliations, over the next 12 months. Further, in the event payments under the Contingent Notes issued in connection with acquisitions and affiliations become due, the Company believes that the incremental cash generated from operations would exceed the cash required to satisfy the Company's payment, if any, of the contingent obligations in any one year period. Such payments, if any, will result in a corresponding increase in goodwill and the related amount of amortization thereof in periods following the payment. Funds generated from operations and funds available under the credit facility (including under the increased credit facility which the Company is negotiating as discussed above) may not be sufficient to implement the Company's longer-term growth strategy. The Company may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that the Company will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to the Company or at all.

YEAR 2000 ISSUES

             The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

             In 1997, the Company initiated a plan to consolidate billing operations and standardize billing and laboratory information systems. This plan includes the identification and conversion or replacement of certain computer programs to be Year 2000 compliant. Purchases of hardware and software have been capitalized and all other costs associated with this plan are expensed as incurred.

             The Company has also initiated formal communications with its vendors and customers, such as hospitals, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 problems, if any. There can be no assurance that the systems of other companies, including third-party payors, on which the Company relies will be timely converted and, if not so timely converted, that such will not have an adverse effect on the Company's systems, results of operations or financial position.

             The Company will utilize both internal and external resources to reprogram, replace and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project within one year, but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is presently estimated to be between $500,000 and $1.5 million and will be primarily funded through operating cash flow and its credit facility. The Company does not expect these costs to have a material adverse effect on its results of operations.

             The costs of this effort and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that those estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained and resources utilized in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

QUALIFICATION OF FORWARD LOOKING STATEMENTS

             Certain statements contained in this Report that are not purely historical are (or contain) forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects, and the performance or achievements of the Company, to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the other information set forth in this Report, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, location and terms of additional practice acquisitions, affiliations and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition, management, affiliation and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions on labor and employment matters, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs; tax laws and the availability of appropriate media for marketing efforts. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under (Item 1) "GENERAL BUSINESS -- Anatomic Pathology; Industry Overview", "-- Physician, PA Contractor and Other Contractual Relationships", "-- Government Regulation", "-- Insurance", and "-- Competition"; (Item 3) "LEGAL PROCEEDINGS"; and (this Item 7) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements and financial statement schedule and independent auditors' report thereon appear beginning on page F-2. See index to such consolidated financial statements and schedules and reports on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

             The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM  11. EXECUTIVE COMPENSATION

             The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                   PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

         Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES:

         Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    3. EXHIBITS:


EXHIBIT NO.                DESCRIPTION
-----------                -----------

2.1 Asset Purchase Agreement, dated February 13, 1998, by and among AmeriPath, Inc., Anatomic Pathology Associates, LLP, Robert P. Hooker, M.D., Ralph F. Winkler, M.D., Steven A. Clark, M.D., Edward R. Wills, M.D. Robin A. Helmuth, M.D., Garry A. Bolinger, M.D., T. Max Warner II, M.D., F. Donald McGovern Jr., M.D., Richard O. McClure, M.D., Ann Moriarty, M.D., Janis K. Fitzharris, M.D., Ph. D., James E. McDermott III, M.D., Robert A. Quirey, M.D., Isabelle A. Buehl, M.D.**

3.1      AmeriPath's Amended and Restated Bylaws**

3.3 AmeriPath's Certificate of Amendment to the Amended and Restated Certificate of Incorporation**

10.1 Management Agreement by and between AmeriPath APA, L.L.C. and AmeriPath Indiana, Inc., dated February 1, 1998*

10.1     Amended and Restated 1996 Stock Option Plan**

10.2 Employment Agreement, dated as of October 24, 1995, between AmeriPath and James C. New**

10.3 Employment Agreement, dated as of August 2, 1993, as amended, between ALA and Robert P. Wynn**

10.5 Employment Agreement, dated June 30, 1996, between AmeriPath and Alan Levin, M.D.**

10.6 Employment Agreement, dated as of September 30, 1996, between AmeriPath Florida and Alan Levin, M.D., as amended**

10.7 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Timothy Kilpatrick, M.D.**

10.8 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Les Rosen, M.D.**

10.9 Credit Agreement originally dated as of May 29, 1996 and amended and restated as of June 27, 1997, among AmeriPath, Inc., the subsidiaries of AmeriPath, Inc. from time to time party thereto, the lenders from time to time party thereto and Bank of Boston, N.A.**

10.12 Stock Purchase Agreement, dated as of May 23, 1996, among AmeriPath, Inc., Derrick & Associates and the shareholders of Derrick & Associates**

10.13 Stock Purchase Agreement, dated as of September 30, 1996, by and among AmeriPath, Inc., David R. Barron, M.D., Inc., Ruth S. Kleier, M.D. and David R. Barron, M.D.**

10.14 Stock Purchase Agreement, dated as of October 31, 1996 among AmeriPath, Inc., Gulf Coast Pathology Associates, Inc., Richard Fernandez, M.D., and George Kalemeris, M.D.**

10.15    Form of Stock Rights Surrender & Restricted Stock Grant Agreement.**

10.16    1996 Director Stock Option Plan**

10.17 American Laboratory Associates, Inc. Series A Preferred Stock, Common Stock and Junior Subordinated Note Purchase Agreement, dated as of January 1, 1994**

10.18 Letter Agreement, dated September 18, 1996, between Acquisition Management Services, Inc. and AmeriPath, Inc.**

10.19 AmeriPath Management Agreement by and between AmeriPath Cincinnati, Inc. and AmeriPath Ohio, Inc., dated September 30, 1996**

10.20 Management Agreement by and between Beno Michel, M.D., Inc. and AmeriPath, Inc., dated October 15, 1996**

10.21 Management Agreement by and between Clay J. Cockerell, M.D., P.A. and AmeriPath Texas, Inc., dated September 30, 1996, as amended January 16, 1997**

10.22 Agreement for Professional Pathology Services between SmithKline Beecham Clinical Laboratories, Inc. and Derrick and Associates Pathology, P.A., dated April 1, 1992**

10.23 Agreement for Medical Directorship between SmithKline Beecham Clinical Laboratories, Inc. and Derrick and Associates Pathology, P.A., dated April 1, 1992**

10.24 Agreement for Professional Pathology Services between SmithKline Beecham Clinical Laboratories, Inc. and AmeriPath Florida, Inc., dated November 1, 1996**

10.25 Share Exchange Agreement, dated as of February 15, 1996, by and among American Laboratory Associates, Inc., AmeriPath, Inc. and the holders of common and convertible preferred stock of American Laboratory Associates, Inc.**

10.26 Trust Agreement, dated as of October 15, 1996, between AmeriPath, Inc. and Beno Michel, as trustee**

10.27 Trust Agreement, dated as of September 30, 1996, between AmeriPath, Inc. and David R. Barron, M.D. as trustee**

10.28    Form of Nonqualified Stock Option Agreement**

10.29 Stock Purchase Agreement, dated as of October 15, 1996, by and among AmeriPath, Inc., Beno Michel, M.D., Inc. and Beno Michel, M.D.**

10.30 Stock Purchase Agreement, dated as of October 10, 1996, by and among AmeriPath, Inc., Drs. Seidenstein, Levine and Associates, Inc., Seidenstein, Levine Real Estate Partnership, Lawrence Seidenstein, M.D., Steven E. Levine, M.D. and David M. Reardon, M.D.**

10.31 Stock Issuance Agreement, dated as of June 26, 1996, among AmeriPath, Inc., The First National Bank of Boston, FSC Corp., NationsBank, N.A. (South) and Atlantic Equity Corporation**

10.32 Stock Issuance Agreement, dated as of August 29, 1996, among AmeriPath, Inc., The First National Bank of Boston, FSC Corp., NationsBank, N.A. (South) and Atlantic Equity Corporation**

10.33 Stock Issuance Agreement, dated as of November 4, 1996, among AmeriPath, Inc., The First National Bank of Boston and FSC Corp.**

10.34 Stock Purchase Agreement, dated August 21, 1997, by and among AmeriPath, Inc., J. Sloan Leonard, M.D., Joseph A. Sonnier, M.D., Van
         Q. Telford, M.D., William C. Burton, M.D., James Scot Milvenan, M.D., Leslie L. Walters, M.D., Thomas M. James, M.D., Stephen W. Aldred, M.D., John E. McDonald, M.D. and Barbara A. Shinn, M.D.**

10.35 Stock Purchase Agreement, dated August 15, 1997, by and among AmeriPath, Inc., Colab Incorporated Professional Corporation, Anatomical Pathology Services, P.C., Microdiagnostics, P.C. and the sellers set forth therein**

10.36 Lease effective June 1, 1995 by and between Dallas Pathology Leasing and Unipath, Ltd.**

10.37 Trust Agreement, dated August 29, 1997, between AmeriPath, Inc. and Jeffery A. Mossler, M.D.**

10.38 Management Agreement, by and between Colab, Inc. and AmeriPath Indianapolis, L.L.C., effective September 1, 1997**

10.39 Management Agreement by and between AmeriPath Texas, Inc. and DFW 5.01, effective September 1, 1997**

21.1     Subsidiaries of AmeriPath**

23.2     Independent Auditors Consent of Deloitte & Touche, LLP***

24.1 Reference is made to the Signatures section of this Registration Statement for the Power of Attorney contained therein**

27.1 Financial Data Schedule for 12 months ended 1995 and 1996, 3 months ended 1996 and 1997 (for SEC use only.)***

27.2 Financial Data Schedule for 12 months ended 1997 (for S.E.C. use only.)***


----------------------------

  * Incorporated by reference and filed with the AmeriPath Form 8-K, dated February 13, 1998.

** Incorporated by reference to the exhibit referenced and filed with the AmeriPath Form S-1 (File No. 333-34265), effective October 21, 1997, and the AmeriPath Form 8-A (File No. 000-22313), filed September 8, 1997.

***      Filed herewith.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on March 30, 1998.

                                       AMERIPATH, INC.


                                       /s/ JAMES C. NEW
                                       ----------------------------------------
                                       James C. New,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.



        SIGNATURE                                       TITLE                                       DATE
        ---------                                       -----                                       ----


/s/ JAMES C. NEW                                     President, Chief Executive                      March 30, 1998
---------------------------------------              Officer and Director
James C. New

/s/ ROBERT P. WYNN                                   Executive Vice President,                       March 30, 1998
---------------------------------------              Chief Financial Officer
Robert P. Wynn                                       and Secretary



/s/ ALAN LEVIN, M.D.                                 Chief Operating Officer                         March 30, 1998
---------------------------------------              and Director
Alan Levin, M.D.



/s/ LESLIE B. ROSEN, M.D.                            Vice President and                              March 30, 1998
---------------------------------------              Medical Director
Leslie B. Rosen, M.D.



/s/ THOMAS S. ROBERTS                                Chairman of the Board                           March 30, 1998
---------------------------------------
Thomas S. Roberts



/s/ E. ROE STAMPS, IV                                Director                                        March 30, 1998
---------------------------------------
E. Roe Stamps, IV



/s/ C. ARNOLD RENSCHLER, M.D.                        Director                                        March 30, 1998
---------------------------------------
C. Arnold Renschler, M.D.



/s/ C. TIMOTHY KILPATRICK, M.D.                      Director                                        March 30, 1998
---------------------------------------
C. Timothy Kilpatrick, M.D.



                        AMERIPATH, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                        PAGE
                                                                     ----------
Independent Auditors' Report........................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997........ F-3 to F-4

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..................................    F-5

Consolidated Statements of Convertible Preferred Stock and
  Common Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997..................................    F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..................................    F-7

Notes to Consolidated Financial Statements.......................... F-8 to F-27

Schedules:

Schedule II - Valuation and Qualifying Accounts                        S-1

All other schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, convertible preferred stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed on the index on page F-1. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida

March 26, 1998

                        AMERIPATH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                          DECEMBER 31,
                                                      ----------------------
                                                        1996           1997
                                                      --------      --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................      $  2,262      $    397
  Accounts receivable, net .....................        14,691        23,520
  Inventories ..................................           269           268
  Deferred tax asset ...........................                       1,667
  Other current assets .........................         1,012           865
                                                      --------      --------
 Total current assets ..........................        18,234        26,717
                                                      --------      --------
PROPERTY AND EQUIPMENT, NET ....................         3,932         6,242
                                                      --------      --------
OTHER ASSETS:
  Goodwill, net ................................        61,714       100,371
  Identifiable intangibles, net ................        69,770       133,420
  Other ........................................         4,204         2,477
                                                      --------      --------
Total other assets .............................       135,688       236,268
                                                      --------      --------
                     TOTAL ASSETS ..............      $157,854      $269,227
                                                      ========      ========
(Continued)


                        AMERIPATH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                      1996            1997
                                                                                   ---------       ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses ......................................      $   9,890       $  11,869
  Current portion of long-term debt .........................................          1,762           2,720
  Deferred tax liability ....................................................          1,307
                                                                                   ---------       ---------
        Total current liabilities ...........................................         12,959          14,589

LONG-TERM LIABILITIES:
 Revolving loan .............................................................         81,652           6,605
 Senior term loan ...........................................................                         64,350
 Senior Notes due to common stockholders ....................................          3,500
 Junior Notes due to preferred stockholders .................................          7,500
 Subordinated Notes .........................................................          2,825           1,399
 Deferred tax liability .....................................................         18,298          37,467
                                                                                   ---------       ---------
                  Total liabilities .........................................        126,734         124,410
                                                                                   ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 3, 10 and 13)

CONVERTIBLE PREFERRED STOCK
  Series A 6% Redeemable Cumulative Convertible Preferred Stock - $.01 par
    value, 5,000 shares authorized; 3,088 shares issued and outstanding at
    December 31, 1996 .......................................................          6,217

REDEEMABLE COMMON STOCK, 1,494 shares issued and outstanding at
  December 31, 1996 .........................................................         12,210

COMMON STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 30,000 shares authorized, 4,299, and 19,551 shares issued and outstanding at December 31, 1996 and 1997,
 respectively ...............................................................             43             196
 Additional paid-in capital .................................................          9,898         134,590
 Note receivable from officer ...............................................           (270)
 Retained earnings ..........................................................          3,022          10,031
                                                                                   ---------       ---------
         Total common stockholders' equity ..................................         12,693         144,817
                                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................      $ 157,854       $ 269,227
                                                                                   =========       =========
(Concluded)


          See accompanying notes to consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                              -----------------------------------------
                                                                  1995          1996            1997
                                                              ---------       ---------       ---------
Net revenue ............................................      $  16,024       $  42,558       $ 108,406
                                                              ---------       ---------       ---------
Operating costs:
  Cost of services .....................................          8,517          20,106          48,833
  Selling, general and administrative expense ..........          2,644           8,483          19,929
  Provision for doubtful accounts ......................          1,161           3,576          10,892
  Amortization expense .................................            678           1,958           5,762
  Loss on cessation of clinical lab operations .........                            910
                                                              ---------       ---------       ---------
        Total ..........................................         13,000          35,033          85,416
                                                              ---------       ---------       ---------
Income from operations .................................          3,024           7,525          22,990
Interest expense .......................................         (1,504)         (3,540)         (8,763)
Nonrecurring charge ....................................                                         (1,289)
Other expense, net .....................................            (46)           (431)            (96)
                                                              ---------       ---------       ---------
Income before income taxes .............................          1,474           3,554          12,842
Provision for income taxes .............................            572           1,528           5,522
                                                              ---------       ---------       ---------
Net income .............................................      $     902       $   2,026       $   7,320
                                                              =========       =========       =========
Basic Earnings Per Common Share:
         Basic weighted average shares outstanding .....          1,426           3,115           8,773
                                                              =========       =========       =========
         Basic earnings per common share ...............      $    0.39       $    0.53       $    0.80
                                                              =========       =========       =========
Diluted Earnings Per Common Share:
         Diluted weighted average shares outstanding ...          7,200           9,014          13,879
                                                              =========       =========       =========
         Diluted earnings per common share .............      $    0.13       $    0.22       $    0.53
                                                              =========       =========       =========


          See accompanying notes to consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND REDEEMABLE
                  COMMON STOCK AND COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           CONVERTIBLE                 REDEEMABLE                  COMMON
                                                          PREFERRED STOCK             COMMON STOCK                  STOCK
                                                      -----------------------     ----------------------    ---------------------

                                                       SHARES         AMOUNT       SHARES        AMOUNT      SHARES        AMOUNT
                                                      --------       --------     --------      --------    --------      --------
BALANCE, JANUARY 1, 1995 .........................       3,208       $  5,735                                  1,426      $     14
  Accrued dividend on
   convertible preferred stock ...................                        350
  Net income .....................................
                                                      --------       --------     --------      --------    --------      --------
BALANCE, DECEMBER 31, 1995 .......................       3,208          6,085                                  1,426            14
  Conversion of convertible preferred
    Stock to common stock ........................        (120)          (207)                                   216             2
  Dividends paid on convertible
    preferred stock converted ....................                        (32)
  Settlement of ALA contingent  notes ............                                                               194             2
  Stock issued in connection with Acquisitions....                                                             2,377            24
  Redeemable common stock issued in Acquisitions .                                   1,494        12,210
  Stock issued for loan fees .....................                                                                86             1
  Accrued dividends on convertible
    preferred stock ..............................                        371
Net Income .......................................
                                                      --------       --------     --------      --------    --------      --------
BALANCE, DECEMBER 31, 1996 .......................       3,088          6,217        1,494        12,210       4,299            43
  Accrued dividends on
    convertible preferred stock ..................                        311
  Dividends paid on
    convertible preferred stock ..................                     (1,330)
  Conversion of convertible preferred
    stock to common stock ........................      (3,088)        (5,198)                                 5,559            56
  Common  stock  issued  in
    initial public offering ......................                                                             5,835            59
  Conversion of redeemable common
    stock to common stock ........................                                  (1,494)      (12,210)      1,494            15
  Stock issued in connection with acquisitions ...                                                             2,341            23
  Exercise of options ............................                                                                23
  Net income .....................................
                                                      --------       --------     --------      --------    --------      --------
BALANCE, DECEMBER 31, 1997 .......................           0       $      0            0      $      0      19,551      $    196
                                                      ========       ========     ========      ========    ========      ========




                                                      ADDITIONAL
                                                         PAID-IN      RETAINED
                                                         CAPITAL      EARNINGS
                                                      -----------     --------
BALANCES, JANUARY 1, 1995 ........................      $ (3,605)     $    815
  Accrued dividend on
   convertible preferred stock....................                        (350)
  Net income .....................................                         902
                                                        --------      --------
BALANCE, DECEMBER 31, 1995 .......................        (3,605)        1,367
  Conversion of convertible preferred
    Stock to common stock ........................           205
  Dividends paid on convertible
    preferred stock converted ....................
  Settlement of ALA contingent  notes ............           240
  Stock issued in connection with Acquisitions ...        12,595
  Redeemable common stock
    issued in Acquisitions .......................
  Stock issued for loan fees .....................           463
  Accrued dividends on convertible
    preferred stock ..............................                        (371)
Net Income .......................................                       2,026
                                                        --------      --------
BALANCE, DECEMBER 31, 1996 .......................         9,898         3,022
  Accrued dividends on
    convertible preferred stock ..................                        (311)
  Dividends paid on
    convertible preferred stock ..................
  Conversion of convertible preferred
    stock to common stock ........................         5,143
  Common  stock  issued  in
    initial public offering ......................        83,388
  Conversion of redeemable common
    stock to common stock ........................        12,195
  Stock issued in connection with acquisitions ...        23,941
  Exercise of options ............................            25
  Net income .....................................                       7,320
                                                        --------      --------
BALANCE, DECEMBER 31, 1997 .......................      $134,590      $ 10,031
                                                        ========      ========



          See accompanying notes to consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,
                                                                          -------------------------------------------
                                                                              1995             1996            1997
                                                                          ------------     ------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................      $    902       $  2,026       $  7,320
   Adjustments to reconcile net income to net cash flows
    provided by operating activities:
     Depreciation and amortization .....................................        1,253          3,056          7,589
     (Gain) loss on disposal of assets .................................           28            775            (17)
     Deferred income taxes .............................................          243           (950)        (2,474)
     Provision for doubtful accounts ...................................        1,161          3,576         10,892
     Non-recurring charge ..............................................                                      1,289
     Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable .................................        (1,534)        (3,766)       (12,194)
      (Increase) decrease in inventories ..............................             6           (107)             1
      (Increase) decrease in other current assets .....................            39           (632)           (93)
      (Increase) decrease in other assets .............................            21         (1,426)           563
      Increase (decrease) in accounts payable and
         accrued expenses .............................................           183         (2,001)          (206)
                                                                             --------       --------       --------
         Net cash flows provided by operating
           activities .................................................         2,302            551         12,670
                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ...............................          (488)          (996)        (3,190)
  Purchase of subsidiaries, net of cash acquired ......................                      (73,073)       (68,824)
  Payments of contingent notes ........................................                                      (1,523)
                                                                             --------       --------       --------
         Net cash flows used in investing activities ..................          (488)       (74,069)       (73,537)
                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ............................................                                      86,856
  Principal repayment on Junior Notes .................................                                      (7,500)
  Principal repayment on Senior Notes .................................                                      (3,500)
  Debt issuance costs .................................................                         (250)        (1,080)
  Offering costs ......................................................                         (992)        (3,548)
  Principal payments on long-term debt ................................                         (240)        (1,118)
  Net borrowings (payments) under revolving loan ......................        (1,859)        77,506        (75,048)
  Borrowing under term loan ...........................................                                      65,000
  Note receivable from officer ........................................                         (270)           270
  Dividends paid to convertible preferred stockholders ................                          (32)        (1,330)
                                                                             --------       --------       --------

         Net cash flows provided by (used in) financing
           activities .................................................        (1,859)        75,722         59,002
                                                                             --------       --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................           (45)         2,204         (1,865)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........................           103             58          2,262
                                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............................      $     58       $  2,262       $    397
                                                                             ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest ............................................................      $  1,504       $  2,856       $  9,027
  Income taxes ........................................................      $     63       $  2,835       $  7,713



          See accompanying notes to consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS AND ORGANIZATION

AmeriPath, Inc. was incorporated in February 1996 to be the leading physician practice management company focused on providing anatomic pathology services. The Company provides physician practice management services to pathologists in both outpatient and hospital inpatient laboratories, with particular focus on dermatopathology (pathology related to diseases of the skin). References to the Company or AmeriPath include AmeriPath, Inc., and subsidiaries, including American Laboratory Associates, Inc. ("ALA"), the Company's predecessor. Effective January 1, 1994, ALA purchased the net assets of E.G Polous, M.D., M.J. Demaray, M.D. and A.P. Kowalczyk, M.D., P.A. (the "1994 Acquisition") its first acquisition of a pathology practice.

Services are provided under contractual arrangements with hospitals and in free-standing, independent laboratory settings. The contractual arrangements with hospitals vary, but essentially provide that, in exchange for physician representatives of the Company serving as the medical director of a hospital's anatomic and clinical laboratory operations, the Company is able to bill and collect the professional component of the charges for medical services rendered by the Company's health care professionals. In some cases, the Company is also paid an annual fee for providing the medical director for the hospital's clinical laboratory. The Company also owns and operates outpatient pathology laboratories, for which it is able to bill patients and third party payors, principally on a fee-for-service basis, covering both the professional and technical components of such services. In addition, the Company contracts directly with national clinical laboratories, principally on a fee-for-service basis.

On January 13, 1997, the Company effected a 1.8 for 1 stock split for its common stock in the form of a stock dividend. The effect of such stock split is reflected in all common share amounts.

On April 30, 1997, the authorized shares of common stock were increased to 30,000,000.

In October 1997, the Company completed its initial public offering whereby 6,440,000 shares of common stock were sold, 604,543 of which were sold by selling shareholders of the Company. The offering resulted in net cash proceeds to the Company of $84,732, which was principally used to repay outstanding indebtedness.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies followed by the Company are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has the controlling financial interest by means other than the direct record ownership of voting stock, as discussed in Note 3. All significant intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, the Credit Facility and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The Credit Facility bears interest at a variable market rate, and thus has a carrying amount that approximates fair value.

The fair value of long-term debt is estimated based on discounted cash flows using current interest rates for financial instruments with similar characteristics and maturity. At December 31, 1996, the carrying amount of the Senior Notes and Junior Notes aggregated $11,000 and the fair value was $10,900. These notes were repaid with the proceeds from the initial public offering.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

INVENTORIES

Inventories, consisting of laboratory supplies, are stated at the lower of cost, determined on a first-in-first-out basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred, while cost of betterments and renewals are capitalized.

Depreciation and amortization are calculated on a straight-line basis and accelerated methods, over the estimated useful lives of the respective assets which lives range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the related lease, including renewal options, or the useful life of the asset.

INTANGIBLE ASSETS

Identifiable intangible assets include hospital contracts, physician referral lists and laboratory contracts acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management based on independent consultants' reports and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired. The amortization periods for goodwill were determined by the Company with consideration given to the lives assigned to the identifiable intangibles, the reputation of the practice, the length of the practice's operating history, and the potential of the market in which the acquired practice is located. Amortization is calculated on a straight line basis over periods ranging from 15 to 35 years.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors.

DEFERRED DEBT ISSUANCE COSTS

The Company incurred costs in connection with bank financing and issuing other debt. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the respective terms of the related debt (5 and 7 years). Such amounts are included in other assets in the consolidated balance sheet.

REVENUE RECOGNITION

The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors.

Unbilled receivables, net of allowances, as of December 31, 1996 and 1997 amounted to approximately $2,202 and $2,135, respectively.

INCOME TAXES

The Company's provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and represent the estimated future tax effects resulting from temporary differences between financial and tax reporting bases of assets and liabilities.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3.  ACQUISITIONS

During 1996, the Company acquired or became affiliated with eleven anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $78,626, subordinated notes in the aggregate principal amount of $4,511, and 3,870,741 shares of common stock (aggregate value of $24,829).

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In addition, the Company issued additional purchase price consideration to the sellers in the form of contingent notes. During 1997, the Company acquired or became affiliated with five anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $67,880 and 2,247,139 shares of common stock (aggregate value of $23,114). In addition, the Company issued additional purchase price consideration in the form of contingent notes.

The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. The amount of the payments cannot be determined until the achievement of the operating earnings levels during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of $107,195 over the next three to five years. A lesser amount of payments would be made if the maximum levels of operating earnings specified in each agreement are not met. No amounts would be paid if the minimum levels of operating earnings specified in each acquisition agreement is not met. During the year ended December 31, 1997, the Company made contingent note payments aggregating $1,523 which amounts represent 57% of the maximum amount available. Additional payments are accounted for as additional purchase price and increase recorded goodwill.

The allocation of the purchase price of the 1997 acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents for each acquisition, the date of the acquisition or affiliation, the total consideration paid, excluding the contingent payments, if any, the number of shares of common stock issued by the Company, and the maximum amount of the contingent payments remaining as of December 31, 1997.


                                                                                                            MAXIMUM
                                                                                                           REMAINING
                                                                                                           CONTINGENT
                                                                                                            PAYMENTS
                                                                      TOTAL                           --------------------
                                                      DATE         CONSIDERATION    COMMON STOCK      PERIOD
                                                    ACQUIRED           PAID        ISSUED (SHARES)    (YEARS)     AMOUNT
                                                  -----------      -------------   ---------------    -------    ---------
  1996:
   Demaray and Poulos, P.A ..................      January 1        $   1,679
   Derrick and Associates Pathology,
     Inc ....................................       July 1             16,844      1,080,009              4      $   8,765
   Amazon and Rosen, M.D., P.A ..............       July 1              6,333        119,999              4          2,412
   SkinPath, P.C ............................      August 1             5,275        207,000              2            245
   Pathology Associates, P.S.C ..............      August 1             6,795        107,399              4            810
   Freeman-Cockerell Laboratories,
     Inc ....................................      October 1            4,806         90,000              5          1,271
   Volusia Pathology Group, M.D.,
     P.A ....................................      October 3            7,344        169,814              5          2,228
   David R. Barron, M.D.,  Inc. .............      October 4           17,700        455,999              4          3,922
   Drs. Seidenstein, Levine &
     Associates, P.A ........................      October 10          15,657        477,721              5          6,881
   Beno Michel, M.D., Inc. ..................      October 15           8,833        262,800              3          1,710
   Fernandez & Kalemeris, M.D.,
     P.A ....................................      November 1          16,700        900,000              5          8,166

1997:
   CoLab Incorporated Professional
     Corporation, Microdiagnostics,
     P.C. and Anatomical Pathology
     Services, P.C ..........................      August 15           32,542        850,390              5         16,017
   Unipath Ltd. And Affiliates ..............      August 21           42,500      1,000,001              5         42,370
   Sturgis, Henderson & Proctor
     Pathology ..............................      August 29            3,050         60,417              5          3,745
   Essman Laboratory Physicians
     Jacksonville, P.A ......................     December 12          10,283        300,037              5          6,080
   The Dermatopathology Laboratory,
     P.C......................................    December 15           2,619         36,294              5          2,570


During the year ended December 31, 1997, the Company issued an additional 91,201 shares of common stock, valued at $821, and made contingent note payments of $1,523 and other purchase price adjustments of approximately $2,121 in connection with certain post-closing adjustments.

The agreements related to five of the 1996 acquisitions contained provisions that would have required the Company to repurchase the common stock issued in the acquisitions, aggregating 1,493,520 shares, for $8.33 per share if the Company had not completed an initial public offering of its common stock within specified periods ranging from three to five years from the date of acquisition. Such common stock is presented in the consolidated financial statements as of December 31, 1996, as Redeemable Common Stock. The redemption requirements were terminated in 1997 upon the completion of the initial public offering.

The Company does not have technical majority ownership of the common stock of the practices in Ohio, Indiana, Texas and Pennsylvania. All of the common stock of the Ohio and Indiana companies is held in trust. AmeriPath is the sole beneficiary of each trust and receives all income from the trusts.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company, at its sole discretion, can replace the trustees, withdraw any asset from the trusts, modify the terms of the trust agreements, or terminate the trusts, and direct the trustees to distribute income and any asset from the trusts. No assets of the trusts can be sold or otherwise disposed of without AmeriPath's consent. In Pennslyvania, the sole shareholder of the practice is the Company's Chief Operating Officer (a licensed physician), who has entered into a shareholders' agreement restricting the transfer or other disposition of such shares by the shareholder, and granting the Company an exclusive and irrevocable option to require the shareholder to sell the shares for nominal consideration. Additionally, wholly-owned subsidiaries of the Company entered into 40-year management agreements with each of these practices, under which such subsidiaries provide all management and other non-medical services to these for a fee equal to the practice's net revenue less practice expenses, including physician salaries, which are fixed by employment agreements, and related professional expenses. Therefore, the Company is entitled to all of the net income of these practices.

Based on the provisions of the purchase agreements, trust agreements and management agreements, consolidation of the practices in Ohio and Indiana is required to present the Company's financial position and results of operations in conformity with generally accepted accounting principles because the Company has the controlling financial interest in these practices by means other than direct record ownership of voting stock. Accordingly, these acquisitions are accounted for as purchase business combinations and included in the consolidated financial statements.

In connection with the acquisitions in Texas, a wholly-owned subsidiary of the Company (the "Texas subsidiary") acquired all of the laboratory facilities, testing equipment and other assets used in connection with the pathology services performed by the Texas physicians. The Texas subsidiary employs all of the technical and non-technical administrative and support personnel. The Texas subsidiary has also entered into 40-year management services agreements under which it provides, on an exclusive basis, the technical laboratory services, management and all other non-medical practice services to two Texas 5.01(a) non-profit corporations which employ all of the physicians who are solely responsible for the provision of medical services. The Company is the sole member of the Texas 5.01(a) corporations, and appoints the members of the Board of Directors of the Texas 5.01(a) corporation. The Company has direct voting control over the 5.01(a) corporations and they are included in the consolidated financial statements.

The Texas 5.01(a) corporations' payments to the Company under the management service agreements are comprised of the reimbursement of the costs and expenses for providing services, a base fee and a performance fee based on the achievement of goals and objectives established annually. Assuming the Texas 5.01(a) corporations achieves their goals and objectives, such fees will result in the Company receiving substantially all net revenue less practice expenses of the Texas 5.01(a) corporations. Practice expenses include physician salaries which are fixed by employment agreement and related professional expenses. Therefore, the Company is the direct beneficiary of substantially all of the net income of the 5.01(a) corporations which is reported in the consolidated statement of operations.

The accompanying financial statements include the results of operations of the acquisitions from the date acquired through December 31, 1997. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 1996 and 1997 acquisitions for the years ended December 31, 1996 and 1997 after giving affect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1996. Such unaudited pro forma information is based on historical financial information with respect to the 1996 and 1997 acquisitions and does not include operational or other changes which might have been effected by the Company.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The unaudited pro forma information for the years ended December 31, 1996 and 1997 presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:


                                                                                           PRO FORMA
                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                       1996          1997
                                                                                     --------      --------
    Net revenue................................................................      $129,237      $140,760
                                                                                     ========      ========
    Net income.................................................................      $ 10,132      $ 11,798
                                                                                     ========      ========
    Net income per share (diluted).............................................      $    .70      $    .82
                                                                                     ========      ========


4.  ACCOUNTS RECEIVABLE AND NET REVENUE

Accounts receivable are recorded at net realizable value. The allowance for contractual and other adjustments and uncollectible accounts is based on historical experience and judgments about future events. Accordingly, the actual amounts experienced could vary significantly from the recorded allowances.

Accounts receivable consisted of the following:


                                                                                             DECEMBER 31,
                                                                                        ---------------------
                                                                                          1996          1997
                                                                                        --------     --------
Gross accounts receivable......................................................         $ 30,841     $ 50,043
Less: Allowance for contractual and other adjustments..........................           (5,672)     (13,919)
      Allowance for uncollectible accounts.....................................          (10,478)     (12,604)
                                                                                        --------     --------
Accounts receivable, net.......................................................         $ 14,691     $ 23,520
                                                                                        ========     ========

                        AMERIPATH, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company grants credit without collateral to individual patients, most of whom are insured under third party payor agreements. The estimated mix of receivables from patients and third-party payors are as follows:


                                                                                         DECEMBER 31,
                                                                                      ------------------
                                                                                      1996         1997
                                                                                     -------      -------
Government programs............................................................       35.2%        24.8%
Third-party payors.............................................................       41.9         45.0
Private pay patients...........................................................       17.7         21.0
Other..........................................................................        5.2          9.2
                                                                                     -----        -----
                                                                                     100.0%       100.0%
                                                                                     =====        =====


Net revenue consisted of the following:


                                                                             YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                       1995           1996            1997
                                                                      -------       --------        --------
Gross revenue.............................................            $19,121       $ 57,423        $148,698
Less contractual and other adjustments....................             (3,097)       (14,865)        (40,292)
                                                                      -------       --------        --------
         Net revenue......................................            $16,024       $ 42,558        $108,406
                                                                      =======       ========        ========


A significant portion of the Company's net revenue is generated by the hospital-based practices through contracts with 47 and 75 hospitals as of December 31, 1996 and 1997, respectively, primarily as a result of the acquisitions discussed in Note 3. Columbia Healthcare Corporation ("Columbia") owned 20 and 25 of these hospitals as of December 31, 1996 and 1997, respectively. For the years ended December 31, 1996 and 1997, approximately 19% and 27%, respectively of net revenue was generated directly from contracts with hospitals owned by Columbia. Generally, these contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Although the Company, through the acquired practices, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                       ESTIMATED             DECEMBER 31,
                                                      USEFUL LIFE     -----------------------
                                                        (YEARS)        1996            1997
                                                      -----------     --------       --------
Laboratory, office  and data processing equipment          5          $  4,993       $  8,069
Leasehold improvements ..........................         20             1,038          1,339
Furniture and fixtures ..........................          7             1,006          1,690
Mobile lab units ................................          3                99             99
Automotive vehicles .............................          3               393            613
Construction in progress ........................                          121
                                                                      --------       --------
                                                                         7,650         11,810
Less accumulated depreciation ...................                       (3,718)        (5,568)
                                                                      --------       --------
Property and equipment, net .....................                     $  3,932       $  6,242
                                                                      ========       ========


Depreciation expense was $512, $862 and $1,543 for the years ended December 31, 1995, 1996 and 1997, respectively.

6.  INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows:

                                                                                AMORTIZATION PERIODS
                                                                                      (YEARS)
                                                       DECEMBER 31,             --------------------
                                                 -----------------------                    WEIGHTED
                                                    1996           1997         RANGE        AVERAGE
                                                 ---------       ---------      -----        -------
Hospital contracts .........................     $  29,015       $  91,250       35-40         35.5
Physician client lists .....................        40,963          43,321       17-30         22.2
Laboratory contracts .......................         1,800           4,400          10         10.0
                                                 ---------       ---------
                                                    71,778         138,971
Accumulated amortization....................        (2,008)         (5,551)
                                                 ---------       ---------
Balance, net ...............................     $  69,770       $ 133,420
                                                 =========       =========
Goodwill ...................................     $  62,593       $ 103,475       15-35         33.9
Accumulated amortization....................          (879)         (3,104)
                                                 ---------       ---------
Balance, net ...............................     $  61,714       $ 100,371
                                                 =========       =========



                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The amortization periods for the identifiable intangible assets were determined by the Company based on reports of independent consultants. The amortization period for the identifiable intangible assets determined by reference to the term of the agreement. In determining these lives the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

The amortization periods for goodwill were determined by the Company with consideration given to the lives assigned to the identifiable intangibles, the reputation of the practice, the length of the practice's operating history, and the potential of the market in which the acquired practice is located.

The weighted average amortization period for identifiable intangible assets and goodwill is 32.0 years.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


                                                                                            DECEMBER 31,
                                                                                        ------------------
                                                                                         1996         1997
                                                                                        ------       ------

Accounts payable...............................................................         $  848       $1,946
Accrued compensation...........................................................          1,572        4,603
Accrued acquisition costs......................................................          1,648        1,563
Accrued interest...............................................................            683          420
Income taxes payable...........................................................            567          505
Other accrued expenses.........................................................          3,072        2,666
Amounts due to former owners of the 1996 Acquisitions..........................          1,500          166
                                                                                        ------      -------
                                                                                        $9,890      $11,869
                                                                                        ======      =======

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 8.  LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                             DECEMBER 31,
                                                                      -----------------------
                                                                        1996           1997
                                                                      --------       --------
Credit Facility:
  Revolving loan ...............................................      $ 81,652       $  6,605
  Senior term loan .............................................                       65,000
Senior notes due to common stockholders, principal and any
   unpaid interest thereon, due and payable on December 31, 1998         3,500
Junior notes due to preferred stockholders, principal and any
   unpaid interest thereon, due and payable on December 31, 2001         7,500
Subordinated notes issued and assumed in connection with
   acquisitions, payable in varying amounts through 2001,
  with interest at rates of 7% and 8% ..........................         4,587          3,469
                                                                      --------       --------
                                                                      $ 97,239       $ 75,074
Less current portion ...........................................        (1,762)        (2,720)
                                                                      --------       --------
Long term debt, net of current portion .........................      $ 95,477       $ 72,354
                                                                      ========       ========



At December 31, 1997, maturities of long-term debt were as follows:

1998...............................................................  $  2,720
1999...............................................................     1,278
2000...............................................................     1,051
2001...............................................................     1,021
2002...............................................................     7,254
Thereafter.........................................................    61,750
                                                                      -------
Total..............................................................   $75,074
                                                                      =======


On June 26, 1997, the Company replaced its line of credit with a new revolving line of credit and term loan agreement (the "Credit Facility") with a syndicate of banks led by BankBoston N.A., as lender and agent (the "Agent"), which provides for borrowings of up to $150,000 in the form of: (i) a term loan of $65,000; and (ii) a revolving loan of up to $85,000 that may be used for working capital purposes (in an amount limited to 80% of the Company's eligible receivables), and to fund acquisitions if not otherwise used for working capital purposes. Commencing July 1, 1998, the term loan requires annual principal payments of $650 with the balance due and payable on June 30, 2004. All outstanding advances under the revolving loan are due and payable on June 30, 2002. The Credit Facility bears interest at variable rates, based, at the Company's option, on the Agent's base rate or the Eurodollar rate plus a premium that is adjusted quarterly based on the Company's ratio of total debt to cash flow. As of December 31, 1997 the revolver and term loan interest rates were approximately 8.5% and 8.75% respectively. In November 1997, the Company entered into an interest rate swap transaction which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreement is a two year interest rate swap with a notional amount of $30,000. Under the agreement,

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Company receives interest on the notional amount to the extent the 30 day LIBOR exceeds 6.0%, and pays interest on the notional amount to the extent 30 day LIBOR is less than 6.0%. This derivative financial instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to this instrument are not material. The Credit Facility also requires the quarterly payment of an annual commitment fee equal to either 0.5% or 0.375%, based upon the Company's ratio of total debt to cash flow, on the unused portion of the Credit Facility.

The Credit Facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the Credit Facility. The Company believes that it is in compliance with all of the covenants at December 31, 1997.

9.  CONVERTIBLE PREFERRED STOCK

The Convertible Preferred Stock had an annual dividend rate of 6% of the original purchase price and such dividends were cumulative from the date of original issuance and payable when and as declared by the Company's Board of Directors. In connection with the Company's initial public offering in October 1997, the shares of Convertible Preferred Stock were converted into shares of common stock at a conversion rate of 1.8 shares of common stock for each preferred share. Upon conversion, all accumulated and unpaid dividends, up to the date of conversion were paid in cash.

During the year ended December 31, 1996 the Company paid accrued dividends in the amount of $32 with respect to the 120,004 shares of Convertible Preferred Stock that were converted into 216,007 shares of common stock by the holders of the Convertible Preferred Stock in their sale of shares of common stock to the Company's President and Chief Executive Officer (See Note 14). During the year ended December 31, 1997, the Company paid accrued dividends of $1,330.

10.  LEASE COMMITMENTS

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 14. Future minimum lease commitments consisted of the following at December 31, 1997:

     1998..........................................................    $1,179
     1999..........................................................       866
     2000..........................................................       727
     2001..........................................................       580
     2002..........................................................       520
     Thereafter....................................................       101
                                                                       ------
                                                                       $3,973
                                                                       ======

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997 was $170, $499, and $1,093, respectively.

11.  OPTION PLAN

The Company's Stock Option Plan (the "Option Plan") provides for the grant of options to purchase shares of common stock to key employees and others. The plan provides that the option price shall not be less than the fair market value of the shares on the date of the grant. At December 31, 1997, 2,357,600 shares of common stock are reserved for issuance pursuant to options granted under the Option Plan. All options granted have 10 year terms and vest and become exercisable at the rate of 20% a year, following the date of grant.

The Company's Director Option Plan provides for the grant of options to purchase shares of common stock to Directors who are not employees of the Company. All options granted under the Director Option Plan have 10 year terms and are exercisable during the period specified in the agreement evidencing the grant of such Director Option. At December 31, 1997, 5,000 options have been granted under the Director Option Plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options approximates the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1995, 1996 and 1997:

                                                                              1995          1996        1997
                                                                              -----         ----        ----
Risk free interest rate ..............................................        5.2%           6.9%        6.5%
Dividend yield .......................................................         --             --         --
Volatility factors ...................................................         --             --        47.0%
Weighted average life (years).........................................        4.1            4.1         4.1

No volatility factors of the expected market price of the Company's common stock has been included for 1995 and 1996 because the Company was a private entity when the options were granted. The estimated fair value of the options was immaterial in 1995 and 1996, therefore, the Company has not provided pro forma net income or earnings per share information. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1997 was $7.08.

For 1997 the pro forma net income and diluted earnings per common share would have been $7,248 and $0.52, respectively, had the fair value method of accounting for stock options been used. For purposes of the pro forma disclosures the estimated fair values of the options is amortized to expense over the options vesting period.

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of the status of the option plans as of and for the changes during each of the three years in the year ended December 31, 1997, is presented below:

                                                         OPTION PRICE PER SHARE
                                     NUMBER         --------------------------------
                                    OF SHARES        LOW         HIGH      WEIGHTED
                                   ----------       ------      ------     --------
Outstanding January 1, 1995 .         234,000       $ 1.11      $ 1.11      $ 1.11
Granted in 1995 .............          18,000         1.67        1.67        1.67
                                    ---------
Outstanding December 31, 1995         252,000         1.11        1.67        1.15
Granted in 1996 .............         360,011         1.67        1.67        1.67
Granted in 1996 .............         306,000         8.33        8.33        8.33
Granted in 1996 .............          72,000        10.00       10.00       10.00
Cancelled in 1996 ...........         (19,800)        8.33       10.00        9.85
                                    ---------
Outstanding December 31, 1996         970,211         1.11       10.00        4.12
Granted in 1997 .............         258,000        10.00       10.00       10.00
Granted in 1997 .............          48,000        16.75       16.75       16.75
Cancelled in 1997 ...........         (41,400)        8.33        8.33        8.33
Exercised in 1997 ...........         (22,400)        1.11        1.11        1.11
                                    ---------
Outstanding December 31, 1997       1,212,411       $ 1.11      $16.75      $ 5.78
                                    =========

The following table summarizes the information about options outstanding at December 31, 1997:

                            Options Outstanding                                          Options Exercisable
  -------------------------------------------------------------------------        -------------------------------
                                              Weighted
                                               Average             Weighted                              Weighted
                                              Remaining            Average                                Average
     Range of              Number          Contractual Life        Exercise           Number             Exercise
  Exercise Prices        Outstanding          (in years)            Price           Exercisable           Price
  ---------------        ------------      ----------------       ---------        ------------          ---------
      $ 1.11                 211,600             6.6                $ 1.11           118,000              $ 1.11
      $ 1.67                 378,011             8.0                $ 1.67            79,202              $ 1.67
      $ 8.33                 244,800             8.6                $ 8.33            51,840              $ 8.33
      $10.00                 330,000             9.5                $10.00            14,400              $10.00
      $16.75                  48,000             9.9                $16.75                --                  --
                        ------------                                              ------------
  $1.11 - $16.75           1,212,411             8.3                $ 5.78           263,442              $ 3.19
                        ============                                              ============

12.  EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement plan (the "401(k) Plan") which covers substantially all eligible employees, as defined. Under the terms of the 401(k) Plan, employees may contribute up to greater of $9,500 or 15% of their compensation, as defined. Employer contributions are discretionary. During the year ended December 31, 1996, the Company elected not to make contributions to the 401(k) Plan.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In addition, in connection with the 1996 and 1997 acquisitions, the Company assumed the obligations under certain defined contribution plans which cover substantially all eligible employees of the acquired practices. The Company has not made any contributions from the dates of acquisition through December 31, 1997. The Company is in the process of establishing a uniform benefit plan for all employees.

Effective July 1, 1997, the Company consolidated the previous plans into a new qualified 401(k) retirement plan covering substantially all eligible employees as defined in the 401(k) plan. The new Plan requires employer matching contributions equal to 25% of the employees' contributions up to a maximum of $1,000 per employee. The Company made matching contributions aggregating $173 to the new plan in 1997.

13.  COMMITMENTS AND CONTINGENCIES

Liability Insurance -- The Company is insured with respect to general liability and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted.

ALA Contingent Notes -- In connection with the 1994 Acquisition, the Company issued Subordinated Contingent notes in the amount of $2,500 which had an interest rate of 8% (the "ALA Contingent Notes"). The ALA Contingent Notes were payable in annual installments of $500, plus interest thereon, in years 1994 through 1998, if operating earnings (as defined) exceed a specified annual level. If the specified operating earnings levels are not achieved, the amounts payable for that year, including the related accrued interest, would be canceled. Operating earnings for the years ended December 31, 1994 and 1995 were not achieved, therefore, the ALA Contingent Notes of $500 and related accrued interest for 1995 and 1994 were canceled.

In April 1996, the Company issued 194,400 shares of its common stock, with a fair value of $242 to redeem and cancel the Company's contingent obligation under the ALA Contingent Notes, which had a remaining principal balance of $1,500. The remaining contingent obligation under the ALA Contingent Notes of $1,500 and related accrued interest of approximately $270 would have become payable in the future only if operating earnings (as defined) of ALA were to have exceeded a specified annual level in 1996, 1997 and 1998. The issuance of shares has been accounted for as an additional cost of the 1994 Acquisition.

Healthcare Regulatory Environment and Reliance on Government Programs -- The healthcare industry in general, and the services that the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of regulatory audits and adjustments, or changes in the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

14.  RELATED PARTY TRANSACTIONS

Operating Leases -- The Company leases laboratory and administrative facilities used in the operations of eight practices from entities beneficially owned by some of the Company's common stockholders. The terms of the leases expire from 1999 to 2003 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $140, $140, and $439 in 1995, 1996 and 1997, respectively.

Note Receivable from Officer -- In connection with the employment of the Company's President and Chief Executive Officer, the Company provided financing of $270 to facilitate the purchase of 216,007 shares of the Company's issued and outstanding stock from certain holders of the Convertible Preferred Stock. The note was repaid in full in 1997.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  INCOME TAXES

The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consists of the following:


                                                        YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1995        1996          1997
                                                  -------      -------       -------
Current:
  Federal ..................................      $   281      $ 2,133       $ 6,828
  State ....................................           48          345         1,168
                                                  -------      -------       -------
          Total current provision ..........          329        2,478         7,996
                                                  -------      -------       -------
Deferred:
  Federal ..................................          207         (817)       (2,113)
 State .....................................           36         (133)         (361)
                                                  -------      -------       -------
          Total deferred provision (benefit)          243         (950)       (2,474)
                                                  -------      -------       -------
          Total provision for income taxes .      $   572      $ 1,528       $ 5,522
                                                  =======      =======       =======

The effective tax rate on income before income tax is reconciled to the statutory federal income tax rate as follows:


                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                1995       1996       1997
                                                                ----       ----       ----
Statutory federal rate .................................        34.0%      34.0%      35.0%
State income taxes, net of federal income tax benefit ..         3.7        3.6        3.9
Non-deductible items, primarily amortization of goodwill                    4.6        4.9
Other ..................................................         1.1         .8        (.8)
                                                                ----       ----       ----
Effective rate .........................................        38.8%      43.0%      43.0%
                                                                ====       ====       ====

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following is a summary of the deferred income tax assets and liabilities as of December 31, 1996 and 1997:


                                                                     DECEMBER 31,
                                                                ---------------------
                                                                  1996          1997
                                                                --------       ------
Deferred tax assets:
  Property and equipment .................................      $    307       $    253
  Allowance for doubtful accounts ........................         1,839          3,025
  Accrued liabilities ....................................           401            542
  Other ..................................................            49             --
                                                                --------       --------
Total deferred tax assets ................................         2,596          3,820
                                                                --------       --------
Deferred tax liabilities:
  Change from cash to accrual basis of accounting by the
     acquisitions ........................................        (3,547)        (4,520)
  Intangible assets acquired .............................       (18,643)       (35,100)
  Other ..................................................           (11)            --
                                                                --------       --------
Total deferred tax liabilities ...........................       (22,201)       (39,620)
                                                                --------       --------
          Net deferred tax liability .....................      $(19,605)      $(35,800)
                                                                ========       ========

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.      EARNINGS PER SHARE

Earnings per share are computed and presented in accordance with SFAS No. 128, Earnings Per Share, which the Company adopted in the fourth quarter of 1997. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effects of Convertible Preferred Stock are calculated using the as if converted method and the effects of stock options are calculated using the treasury stock method. All prior reported earnings per share data has been restated in accordance with SFAS No. 128.


                                                                                 YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1995           1996           1997
                                                                          --------       --------       --------
Basic Earnings Per Common Share:
         Net income ................................................      $    902       $  2,026       $  7,320
         Preferred stock dividends .................................          (350)          (371)          (311)
                                                                          --------       --------       --------
         Income attributable to common stockholders ................      $    552       $  1,655       $  7,009
                                                                          ========       ========       ========
         Basic weighted average shares outstanding .................         1,426          3,115          8,773
                                                                          --------       --------       --------
         Basic earnings per common share ...........................      $   0.39       $   0.53       $   0.80
                                                                          ========       ========       ========

Diluted Earnings Per Common Share:
         Net income ................................................      $    902       $  2,026       $  7,320
                                                                          ========       ========       ========
          Weighted average shares outstanding ......................         1,426          3,115          8,773
          Effects of Convertible Preferred Stock and Stock Options .         5,774          5,899          5,106
                                                                          --------       --------       --------
          Diluted weighted average shares outstanding ..............         7,200          9,014         13,879
                                                                          ========       ========       ========
          Diluted earnings per common share ........................      $   0.13       $   0.22       $   0.53
                                                                          ========       ========       ========


Options to purchase 48,000 shares of common stock at a price of $16.75 per share which were outstanding at December 31, 1997 have been excluded from the calculation of diluted earnings per share for the year ended December 31, 1997 because their effect would be anti-dilutive.

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 1996 and 1997:

                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                              1996            1997
                                                                            ---------       --------
Assets acquired ......................................................      $ 140,910       $ 115,540
Liabilities assumed ..................................................        (32,944)        (22,326)
Debt issued ..........................................................         (4,511)
Common stock issued ..................................................        (24,829)        (23,144)
                                                                            ---------       ---------
Cash paid ............................................................         78,626          70,070
Less cash acquired ...................................................         (5,553)         (1,246)
                                                                            ---------       ---------
          Net cash paid ..............................................      $  73,073       $  68,824
                                                                            =========       =========

18.  LOSS ON CESSATION OF CLINICAL LAB OPERATIONS

In May 1996, the Company ceased the unprofitable operation of a clinical laboratory resulting in a non-recurring charge of $910 to operations which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations. The following is a summary of the net revenue and operating costs, including the non-recurring charge, of such clinical laboratory:


                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                               -----------------
                                                                                1995       1996
                                                                               ------     ------
Net revenue............................................................        $2,385     $1,046
Operating costs........................................................         2,814      2,102


19.  NONRECURRING CHARGE

In May 1997, the Company withdrew its registration statement filed with the Securities and Exchange Commission and postponed its planned initial public offering of common stock. During the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1,289, primarily professional fees and printing costs, which represented offering costs incurred prior to the postponement that did not have continuing benefit after the postponement.

                        AMERIPATH, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

20.  SUBSEQUENT EVENTS

Acquisitions -- On February 13, 1998, the Company completed the acquisition of Anatomic Pathology Associates, an Indianapolis, Indiana, based anatomic pathology practice. Total consideration paid by the Company in connection with this acquisition included cash of $8,340 and 186,828 shares of common stock. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes, which are only payable upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the practice over a period of five years. If the maximum levels of cumulative operating earnings specified in the contingent notes are achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of approximately $5,950 over the next five years.

Contingent Note Payments -- Subsequent to December 31, 1997, the Company paid approximately $2,765 on contingent notes issued in connection with the 1996 acquisitions.

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1996 and 1997. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and related Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.


                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  1996 CALENDAR QUARTERS                         1997 CALENDAR QUARTERS
                                        -------------------------------------------    -------------------------------------------
                                          FIRST     SECOND      THIRD       FOURTH      FIRST       SECOND       THIRD     FOURTH
                                        --------   --------    --------    --------    --------    -------     --------   --------
Net revenue .........................   $  4,853   $  4,837    $ 11,150    $ 21,718    $ 22,057    $ 23,264    $ 27,808   $ 35,277
                                        --------   --------    --------    --------    --------    --------    --------   --------
Operating costs:
  Cost of services ..................      2,485      2,223       5,771       9,627      10,093      10,463      12,912     15,365
  Selling, general and administrative
    expense .........................        924        898       2,020       4,641       4,314       4,273       4,990      6,352
  Provision for doubtful accounts ...        309        336       1,010       1,921       2,122       2,205       2,917      3,648
  Amortization expense ..............        152        152         510       1,144       1,199       1,211       1,430      1,922
  Loss on cessation of clinical lab
    operations ......................         --        910          --          --          --          --          --         --
                                        --------   --------    --------    --------    --------    --------    --------   --------
    Total............................      3,870      4,519       9,311      17,333      17,728      18,152      22,249     27,287
                                        --------   --------    --------    --------    --------    --------    --------   --------
Income from operations ..............        983        318       1,839       4,385       4,329       5,112       5,559      7,990
Interest expense ....................       (374)      (393)       (870)     (1,903)     (1,932)     (2,125)     (2,510)    (2,196)
Nonrecurring charge .................         --         --          --          --          --      (1,289)         --         --
Other income (expense), net .........         (2)      (199)         58        (288)         26         (83)        (63)        24
                                        --------   --------    --------    --------    --------    --------    --------   --------
Income (loss) before income taxes ...        607       (274)      1,027       2,194       2,423       1,615       2,986      5,818
Provision (benefit) for income
   taxes ............................        232       (105)        392       1,009       1,042         694       1,284      2,502
                                        --------   --------    --------    --------    --------    --------    --------   --------
Net income (loss) ...................   $    375   $   (169)   $    635    $  1,185    $  1,381    $    921    $  1,702   $  3,316
                                        ========   ========    ========    ========    ========    ========    ========   ========
Per share data:
  Basic earnings per common share ...   $    .17   $   (.14)   $    .17    $    .20    $    .22    $    .14    $    .25   $    .20
                                        ========   ========    ========    ========    ========    ========    ========   ========
  Diluted earnings per common share .   $    .05   $   (.02)   $    .07    $    .12    $    .12    $    .08    $    .13   $    .18
                                        ========   ========    ========    ========    ========    ========    ========   ========


Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

                        AMERIPATH, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)



                                                        CHARGED TO                    WRITE-OFFS AND
                                         BEGINNING      STATEMENT         OTHER            OTHER          ENDING
             DESCRIPTION                  BALANCE     OF OPERATIONS    INCREASES(1)     ADJUSTMENTS       BALANCE
-----------------------------------     ----------   --------------    ------------   ---------------    ---------
Year ended December 31, 1995:
  Allowances for contractual, other
  adjustments and uncollectible
  accounts...........................    $ 1,499        $ 4,258          $     0          $ (3,834)       $ 1,923
                                         =======        =======          =======          ========        =======
Year ended December 31, 1996:
  Allowances for contractual, other
  adjustments and uncollectible
  accounts...........................    $ 1,923        $18,441          $13,758          $(17,972)       $16,150
                                         =======        =======          =======          ========        =======

Year ended December 31, 1997:
  Allowances for contractual, other
  adjustments and uncollectible
 accounts...........................     $16,150        $49,609          $ 9,331          $(48,567)       $26,523
                                         =======        =======          =======          ========        =======


---------------

(1) Represents the allowances for contractual, other adjustments and uncollectible accounts related to the 1996 and 1997 acquisitions.