Form 10-K405/A
period 1997-12-31
AMERIPATH INC
filed 1998-04-22
CIK 1027532

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

     This is an amendment to Form 10-K previously filed with the Securities and Exchange Commission on March 31, 1998, which amendment is being filed solely to correct typographical errors that occurred during the preparation of the 10-K. The corrections are on pages 26, F-13, F-17 and F-18, although the entire document (excluding exhibits) is being refiled for ease of use.

===============================================================================

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

         In connection with the acquisitions (or affiliations) completed during 1996 and 1997, the Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each Practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. The amount of the payments cannot be determined until the achievement of the operating earnings levels during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of $107.2 million over the next three to five years. A lesser amount of payments would be made if the maximum levels of operating earnings specified in each agreement are not met. No amounts would be paid if the minimum levels of operating earnings specified in each acquisition agreement is not met. During the year ended December 31, 1997, the Company made contingent note payments aggregating $1.5 million which amounts represent 57% of the maximum amount available.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on April 22, 1998.

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

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company, at its sole discretion, can replace the trustees, withdraw any asset from the trusts, modify the terms of the trust agreements, or terminate the trusts, and direct the trustees to distribute income and any asset from the trusts. No assets of the trusts can be sold or otherwise disposed of without AmeriPath's consent. In Pennsylvania, the sole shareholder of the practice is the Company's Chief Operating Officer (a licensed physician), who has entered into a shareholders' agreement restricting the transfer or other disposition of such shares by the shareholder, and granting the Company an exclusive and irrevocable option to require the shareholder to sell the shares for nominal consideration. Additionally, wholly-owned subsidiaries of the Company entered into 40-year management agreements with each of these practices, under which such subsidiaries provide all management and other non-medical services to these for a fee equal to the practice's net revenue less practice expenses, including physician salaries, which are fixed by employment agreements, and related professional expenses. Therefore, the Company is entitled to all of the net income of these practices.

Based on the provisions of the purchase agreements, trust agreements and management agreements, consolidation of the practices in Ohio, Indiana and Pennsylvania is required to present the Company's financial position and results of operations in conformity with generally accepted accounting principles because the Company has the controlling financial interest in these practices by means other than direct record ownership of voting stock. Accordingly, these acquisitions are accounted for as purchase business combinations and included in the consolidated financial statements.

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

The Texas 5.01(a) corporations' payments to the Company under the management service agreements are comprised of the reimbursement of the costs and expenses for providing services, a base fee and a performance fee based on the achievement of goals and objectives established annually. Assuming the Texas 5.01(a) corporations achieve their goals and objectives, such fees will result in the Company receiving substantially all net revenue less practice expenses of the Texas 5.01(a) corporations. Practice expenses include physician salaries which are fixed by employment agreement and related professional expenses. Therefore, the Company is the direct beneficiary of substantially all of the net income of the 5.01(a) corporations which is reported in the consolidated statement of operations.

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
                                                 =========       =========



                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The amortization periods for the identifiable intangible assets were determined by the Company based on reports of independent consultants. In determining these lives, the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

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
                                                                      =======


On June 26, 1997, the Company replaced its line of credit with a new revolving line of credit and term loan agreement (the "Credit Facility") with a syndicate of banks led by BankBoston N.A., as lender and agent (the "Agent"), which provides for borrowings of up to $150,000 in the form of: (i) a term loan of $65,000; and (ii) a revolving loan of up to $85,000 that may be used for working capital purposes (in an amount limited to 80% of the Company's eligible receivables), and to fund acquisitions if not otherwise used for working capital purposes. Commencing July 1, 1998, the term loan requires annual principal payments of $650 with the balance due and payable on June 30, 2004. All outstanding advances under the revolving loan are due and payable on June 30, 2002. The Credit Facility bears interest at variable rates, based, at the Company's option, on the Agent's base rate or the Eurodollar rate plus a premium that is adjusted quarterly based on the Company's ratio of total debt to cash flow. As of December 31, 1997 the revolver and term loan interest rates were approximately 8.5% and 8.7% respectively. In November 1997, the Company entered into an interest rate swap transaction which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreement is a two year interest rate swap with a notional amount of $30,000. Under the agreement,

                        AMERIPATH, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Company receives interest on the notional amount to the extent the 30 day LIBOR exceeds 6.0%, and pays interest on the notional amount to the extent 30 day LIBOR is less than 6.0%. This derivative financial instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. The Company believes that unrealized gains or losses related to this instrument are not material. The Credit Facility also requires the quarterly payment of an annual commitment fee equal to either 0.5% or 0.375%, based upon the Company's ratio of total debt to cash flow, on the unused portion of the Credit Facility.

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