Form 10-Q
period 1998-03-31
AMERIPATH INC
filed 1998-05-15
CIK 1027532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                                   ----------

                        Commission File Number: 000-22313

                                   ----------

                                 AMERIPATH, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        65-0642485
----------------------------------------               ---------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No     .
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at May 12, 1998
----------------------------------       -----------------------------------
  Common stock, $.01 par value                  19,744,582 shares

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                       Page No.
                                                                                       --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of December 31, 1997 and
                    March 31, 1998 (unaudited)                                           3 - 4

                  Condensed Consolidated Statements of Operations
                    for the Three month periods ended March 31,
                    1997 and 1998 (unaudited)                                              5

                  Condensed Consolidated Statements of Cash Flows
                   for the Three month periods ended March 31,
                   1997 and 1998 (unaudited)                                               6

                  Notes to Condensed Consolidated Financial Statements (unaudited)       7 - 10

         Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                         11 - 13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk              14

PART II --  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       14

         Item 2.  Changes in Securities and Use of Proceeds                               14

         Item 3.  Defaults Upon Senior Securities                                         14

         Item 4.  Submission of Matters to a Vote of Security Holders                     14

         Item 5.  Other Information                                                       14

         Item 6.  Exhibits and Reports on Form 8-K                                        14

SIGNATURES                                                                                15

EXHIBITS                                                                                  16


PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                          December 31,   March 31,
                                               1997         1998
                                            --------      --------
                                               *         (Unaudited)
                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents               $    397      $    128
    Accounts receivable, net                  23,520        27,308
    Inventories                                  268           330
    Deferred tax asset                         1,667         1,667
    Other current assets                         865         1,547
                                            --------      --------
         Total current assets                 26,717        30,980
                                            --------      --------

PROPERTY AND EQUIPMENT, NET                    6,242         7,285
                                            --------      --------

OTHER ASSETS:

    Goodwill, net                            100,371       107,322
    Identifiable intangibles, net            133,420       138,421
    Other                                      2,477         2,650
                                            --------      --------
         Total other assets                  236,268       248,393
                                            --------      --------
TOTAL ASSETS                                $269,227      $286,658
                                            ========      ========

* Condensed from audited financial statements

                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
                                 (In thousands)

                                                   December 31,   March 31,
                                                      1997           1998
                                                     --------      --------
                                                        *         (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses            $ 11,869      $ 14,584
    Current portion of long-term debt                   2,720         2,820
                                                     --------      --------
         Total current liabilities                     14,589        17,404

LONG-TERM LIABILITIES:
     Revolving loan                                     6,605        15,998
     Senior term loan                                  64,350        64,350
     Subordinated notes                                 1,399         1,264
     Deferred tax liability                            37,467        36,767
                                                     --------      --------
         Total liabilities                            124,410       135,783
                                                     --------      --------

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
    Common stock                                          196           198
    Additional paid in capital                        134,590       136,860
    Retained earnings                                  10,031        13,817
                                                     --------      --------
         Total common stockholders' equity            144,817       150,875
                                                     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $269,227      $286,658
                                                     ========      ========


* Condensed from audited financial statements


                 The accompanying notes are an integral part of
                           these financial statements

                         AMERIPATH, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -----------------------
                                                                  1997           1998
                                                                --------       --------
Net revenue                                                     $ 22,057       $ 37,991
                                                                --------       --------
Operating costs:
   Cost of services                                               10,093         17,188

   Selling, general and administrative expense                     4,314          6,190

   Provision for doubtful accounts                                 2,122          3,932

   Amortization expense                                            1,199          2,051
                                                                --------       --------

Income from operations                                             4,329          8,630

Other income (expense):
    Interest expense                                              (1,932)        (1,755)

    Other income (expense), net                                       26            (52)
                                                                --------       --------
Income before income taxes                                         2,423          6,823

Provision for income taxes                                         1,042          3,036
                                                                --------       --------

Net income                                                      $  1,381       $  3,787
                                                                ========       ========

Basic Earnings Per Common Share:
          Basic weighted average shares outstanding                5,793         19,673
                                                                ========       ========

          Basic earnings per common share                       $   0.22       $   0.19
                                                                ========       ========

Diluted Earnings Per Common Share:
          Diluted weighted average shares outstanding             11,934         20,453
                                                                ========       ========

          Diluted earnings per common share                     $   0.12       $   0.19
                                                                ========       ========





                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                   1997          1998
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES                            $  2,607          4,527
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                           (619)        (1,106)
    Purchase of subsidiaries, net of cash acquired                    --        (10,184)
    Payments of contingent notes                                    (256)        (2,765)
                                                                --------       --------

    Net cash used in investing activities                           (875)       (14,055)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Offering costs                                                (1,307)            --
    Principal payments on long-term debt                            (328)          (164)
    Net borrowings (payments) under revolving loan                  (285)         9,393
    Issuance of common stock under stock option plan                  --             30
                                                                --------       --------

    Net cash provided (used) by financing activities              (1,920)         9,259
                                                                --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS                               (188)          (269)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,262            397
                                                                --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  2,074       $    128
                                                                ========       ========




                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of AmeriPath, Inc. and Subsidiaries (the "Company") and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented. The results of operations for any interim periods are not necessarily indicative of results for a full year. The financial statements and footnote disclosures should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and the notes thereto, which are included in the Company's Form 10-K for the year ended December 31, 1997, which was filed under the Securities Exchange Act of 1934, as amended, (Commission number 000-22313).

Reclassification - Certain amounts have been reclassified to conform to the March 31, 1998 presentation.

NOTE 2 - ACQUISITIONS

During 1997, the Company acquired or became affiliated with five anatomic pathology practices in Texas, Indiana, Mississippi, Florida and Pennsylvania. The total consideration paid by the Company in connection with these acquisitions included cash of $67.9 million and 2,247,139 shares of common stock. In addition, the Company issued additional purchase price consideration in the form of contingent notes. Payments under these notes are contingent upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the acquired practice over a five year period. If the maximum levels of cumulative operating earnings for each Practice specified in the contingent notes were achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of $70.8 million over the next five years.

During the first quarter of 1998, the Company acquired or became affiliated with two anatomic pathology practices in Indiana and Texas. The total consideration paid by the Company in connection with these acquisitions included cash of $9.3 million and 186,828 shares of common stock. In addition, the Company issued additional purchase price consideration in the form of contingent notes. In the Indiana acquisition, payments under the notes are contingent upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the acquired practice over a five year period. If the maximum levels of cumulative operating earnings for the Practice specified in the contingent notes are achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of $5.8 million over the next five years. In the Texas acquisition, payments under the note are contingent upon retention of a hospital contract for a five year period. The maximum aggregate payments, including principal and interest, the Company may be required to make is $935,000.

The allocation of the purchase price of the 1997 acquisitions and the 1998 acquisitions (the "Acquisitions") is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the financial statements.

The accompanying financial statements include the results of operations of the 1998 acquisitions from the date acquired through March 31, 1998. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the Acquisitions for the

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)



year ended December 31, 1997 and the three months ended March 31 1998, after giving affect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1997. Such unaudited pro forma information is based on historical financial information with respect to the Acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the year ended December 31, 1997 and the three months ended March 31, 1998 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share data).

                                           PRO FORMA (UNAUDITED)
                                        --------------------------
                                                      Three Months
                                        Year Ended       Ended
                                        December 31,    March 31,
                                           1997           1998
                                        ------------  ------------
Net revenue                              $ 147,714      $38,568
                                         =========      =======
Net income                               $  12,199      $ 3,838
                                         =========      =======
Net income per share (diluted)           $    0.78         0.19
                                         =========      =======



NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows (dollars in thousands):

                                                                AMORTIZATION PERIODS
                                                                       (YEARS)
                                                             ---------------------------
                             DECEMBER 31,      MARCH 31,                        WEIGHTED
                                 1997            1998          RANGE             AVERAGE
                             -----------       ---------      --------           --------
Hospital contracts            $  91,250       $  94,560       35-40               35.5
Physician client lists           43,321          46,158       17-30               22.0
Laboratory contracts              4,400           4,400         10                10.0
                              ---------       ---------
                                138,971         145,118
Accumulated amortization         (5,551)         (6,697)
                              ---------       ---------
Balance, net                  $ 133,420       $ 138,421
                              =========       =========


Goodwill                      $ 103,475       $ 111,319       15-35               33.9
Accumulated amortization         (3,104)         (3,997)
                              ---------       ---------
Balance, net                  $ 100,371       $ 107,322
                              =========       =========


                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                   (Unaudited)


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Liability Insurance - The Company is insured with respect to general liability and medical malpractice risks on a claims made basis. The Company has provided for a reserve for incurred but not reported incidents. It is the opinion of management that the ultimate resolution of any unasserted claims will not have a material adverse effect on the Company's financial position or results of operations.

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

In addition, the Company has contracts to provide pathology services for 26 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Columbia is currently under government investigation and is evaluating its operating strategies including the sale, spin-off or closure of certain hospitals. The government's investigation of Columbia and Columbia's re-evaluation of its operating strategies may adversely effect the Company, including but not limited to, through reduction of revenue, termination or non-renewal of existing contracts, adverse publicity and/or difficulties obtaining new or expanded contracts.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets and liabilities assumed in the 1998 acquisitions (in thousands).

                                Three Months
                                    Ended
                                  March 31,
                                    1998
                                -----------
Assets acquired                   $ 13,077
Liabilities assumed                   (386)
Common stock issued                 (2,242)
                                  --------
Cash paid                           10,449
Less cash acquired                    (265)
                                  --------
         Net cash paid            $ 10,184
                                  ========


NOTE 6 - SUBSEQUENT EVENTS

Effective April 28, 1998, the Company amended its credit facility with a syndicate of banks led by co-agents BankBoston N.A. and NationsBank N.A., as lenders and agents (the "Agents"), which provides for borrowings of up to $200.0 million in the form of a revolving loan that may be used for working capital purposes, in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet, and to fund acquisitions if not otherwise used for working capital purposes. All outstanding advances under the revolving loan are due and payable on April 30, 2003. The amended credit facility bears interest at variable rates, based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium that is adjusted based on the Company's quarterly ratio of total debt to cash flow. The amended credit facility also requires the quarterly payment of an annual commitment fee equal 0.25%, on the unused portion of the commitment. The Company will use the

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


additional funds under the amended credit facility to continue its acquisition program and for working capital purposes.

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

NOTE 7 - EARNINGS PER SHARE

Earnings per share are computed and presented in accordance with SFAS No. 128, Earnings Per Share, which the Company adopted in the fourth quarter of 1997. Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effects of convertible preferred stock are calculated using the as if converted method and the effects of stock options are calculated using the treasury stock method. All prior reported earnings per share data has been restated in accordance with SFAS No. 128 (in thousands except per share data).

                                                              QUARTERS ENDED MARCH 31,
                                                              -------------------------
                                                                 1997           1998
                                                               --------       --------
Basic Earnings Per Common Share:
         Net income                                            $  1,381       $  3,787
         Preferred stock dividends                                  (94)            --
                                                               --------       --------
         Income attributable to common stockholders            $  1,287       $  3,787
                                                               ========       ========
         Basic weighted average shares outstanding                5,793          9,673
                                                               --------       --------
         Basic earnings per common share                       $   0.22       $   0.19
                                                               ========       ========

Diluted Earnings Per Common Share:
         Net income                                            $  1,391       $  3,787
                                                               ========       ========
         Weighted average shares outstanding                      5,793         19,673
         Effects of convertible preferred stock
                  and stock options                               6,141            780
                                                               --------       --------
         Diluted weighted average shares outstanding             11,934         20,453
                                                               ========       ========
         Diluted earnings per common share                     $   0.12       $   0.19
                                                               ========       ========


Options to purchase 48,000 shares of common stock at a price of $16.75 per share which were outstanding at March 31, 1998 have been excluded from the calculation of diluted earnings per share for the quarter ended March 31, 1998 because their effect would be anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements (including, without limitation, those risks, uncertainties and other factors identified in the Company's Form 10-K for fiscal 1997 under "Business" and elsewhere therein and under "RISK FACTORS" in the Company's Prospectus for its initial public offering in the Company's Registration Statement on Form S-1, nos. 333-34265 and 333-38429). In evaluating the Company's business, the following factors, in addition to the other information set forth herein and in the Company's 10-K and Prospectus, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, locations and terms of additional practices for acquisition and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition and/or management agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment matters, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs; tax laws and the availability of appropriate media for marketing efforts.

OVERVIEW

The Company is the leading physician practice management company focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenue. As of March 31, 1998, the Company owned or was affiliated with 19 anatomic pathology practices (the "Practices") located in eight states which employed 146 pathologists. The pathologists provide medical services in 16 outpatient pathology laboratories owned and operated by the Company and in inpatient laboratories for 82 hospitals and 32 outpatient surgery centers.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997

During 1997 and the first quarter of 1998, the Company acquired or became affiliated with seven practices, the results of which are included in the Company's operating results from the effective date of acquisition. Changes in operations between the three month periods ended March 31, 1997 and 1998 were primarily due to the Acquisitions which were completed subsequent to the first quarter ended March 31, 1997. References to "same practice" means those practices whose results of operations were included in the Company's consolidated results of operations for the entire three month periods ended March 31, 1997 and 1998.

Net revenue increased to $38.0 million for the three months ended March 31, 1998 as compared with $22.1 million for the same period in 1997, an increase of $15.9 million, or 72%. Of this increase, $3.2 million, or 20%, was attributable to same practice growth and $12.7 million from the Acquisitions, which occurred subsequent to the quarter ended March 31, 1997. The increase in same practice net revenue resulted primarily from the expansion of a national lab contract which increased same practice outpatient net revenue by $1.5 million. In addition, there was an increase in the Medicare reimbursement rate which increased same practice revenue by approximately $500,000. The $3.2 million increase in same practice net revenue resulted from a $3.1 million increase in outpatient practice net revenue and a $100,000 increase in hospital based net revenue. The average net revenue per hospital contract remained at approximately $250,000 per contract for each of the quarters ended March 31, 1998 and 1997.

Cost of services increased by $7.1 million, or 70%, to $17.2 million for the three months ended March 31, 1998 from $10.1 million for the same period in 1997. Of this increase, $2.1 million was attributable to same practice growth and $5.0 million from the Acquisitions which occurred subsequent to the quarter ended March 31, 1997. The gross margin on the same practice revenue was approximately 34.0%. This gross margin percentage is lower than the Company's typical gross margin percentage due primarily to a lower fee schedule on the expanded national lab contract.

Selling, general and administrative expense increased by $1.8 million, or 44%, to $6.2 million for the three months ended March 31, 1998 from $4.4 million for the same period in 1997. Of this increase, $600,000 was attributable to same practice growth and $1.2 million from the Acquisitions which occurred subsequent to the quarter ended March 31, 1997. The same practice increase is primarily attributable to increased staffing levels in marketing, billing, human resources and accounting and other costs incurred to expand the Company's administrative support infrastructure.

The provision for doubtful accounts increased by $1.8 million, or 85%, to $3.9 million for the three months ended March 31, 1998 from $2.1 million for the same period in 1997. The dollar increase is primarily due to the completion of the Acquisitions which occurred subsequent to the quarter ended March 31, 1997. The provision for doubtful accounts as a percentage of net revenue was 10.3% and 9.6% for the three month periods ended March 31, 1998 and 1997, respectively. The increase in the provision for doubtful accounts as a percentage of net revenue is due primarily to the increase in hospital based net revenue. Hospital based practices generally have a higher provision as a percent of net revenue due to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information and longer billing and collection cycles.

Amortization expense increased by $852,000, or 71%, to $2.1 million for the three months ended March 31, 1998 from $1.2 million for the same period in 1997. This increase is primarily attributable to the amortization of goodwill and net identifiable intangible assets as a result of the Acquisitions which occurred subsequent to the quarter ended March 31, 1997 and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of identifiable intangible assets and goodwill arising from future acquisitions, and any contingent payments required to be made pursuant to the contingent notes issued in connection with acquisitions. Additionally, the Company evaluates the carrying values attributable to identifiable intangible assets and goodwill on an ongoing basis. In the event of an impairment of the values attributable to goodwill or identifiable intangible assets, there would be a charge to earnings that could have a material adverse effect on the Company's financial position and results of operations.

Income from operations increased by $4.3 million, or 99%, to $8.6 million for the three months ended March 31, 1998 from $4.3 million for the same period in 1997. Of this increase $4.2 million was attributable to the completion of the Acquisitions subsequent to the quarter ended March 31, 1997. The same practice income from operations increased approximately $800,000 offset by a $700,000 increase in expenses associated with increased marketing, human resources, and accounting and other expenses incurred to expand the Company's support infrastructure. Income from operations as a percent of net revenue increased to 23% for the three months ended March 31, 1998 as compared 20% for the same period in 1997.

Interest expense decreased by $177,000 or 9%, to $1.8 million for the three months ended March 31, 1998 from $1.9 million for the same period in 1997. The majority of this decrease resulted from the lower amount of debt outstanding in the first quarter of 1998 as compared to the first quarter of 1997. The Company used $83.4 million of proceeds from the initial public offering to repay outstanding debt in the fourth quarter of 1997.

The effective income tax rate was approximately 44.5% for the three month period ended March 31, 1998 as compared to approximately 43.0% for three month period ended March 31, 1997. The increase in the Company's effective tax rate was primarily due to the non-deductibility of amortization expense relating to intangible assets from certain of its acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of approximately $13.6 million, an increase of $1.5 million from the working capital of $12.1 million available at December 31, 1997. The increase in working capital was due primarily to an increase in net accounts receivable of $3.8 million, offset by a decrease in cash of $269,000 and an increase in accounts payable and accrued expenses of $2.7 million.

For the three month periods ended March 31, 1998 and 1997, cash provided by operations was $4.5 million and $2.6 million, respectively. For the three month period ended March 31, 1998, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) purchase $1.1 million of property and equipment, primarily for medical equipment and for information systems as the Company continues to upgrade its billing and financial reporting systems; (ii) fund the $9.3 million cash portion of the 1998 acquisitions; (iii) make additional payments of $3.5 million in connection with acquisitions (or affiliations) the Company completed prior to January 1, 1998, including contingent note payments of $2.7 million; and (iv) make principal payments on long term debt.

The Company anticipates that its cash flows from operations, cash on hand, and funds available under the amended credit facility, will be sufficient to meet its working capital requirements and finance any required capital expenditures for at least the next twelve months. In connection with implementing the Company's growth strategy over the long term, the Company may be required to seek additional financing through increases to the amended credit facility, negotiation of credit facilities with other banks or public offerings or private placements of equity or debt securities. No assurances can be given that the Company will be able to extend or increase the credit facility, secure additional bank borrowings or complete additional debt or equity financing on terms favorable to the Company or at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Effective February 1, 1998, the Company completed the acquisition of the assets and business of Anatomic Pathology Associates, LLP ("APA"), located in Indianapolis, Indiana and issued 186,828 shares of common stock to the partners of APA. The issuance of these shares of common stock was exempt from registration under the Securities Act pursuant to an exemption provided under
Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)     Exhibits

                  27.1     Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Company filed a Form 8-K, dated February 27, 1998, reporting the acquisition of the assets and business of Anatomic Pathology Associates, LLP which was amended to add Financial Statements and pro forma financial information by Form 8-K/A (Amendment No. 1), dated April 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AmeriPath, Inc.



Date: May 15, 1998                    By: /s/  JAMES C. NEW
                                          --------------------------------------
                                          James C. New
                                          President, Chief Executive Officer
                                          and Director (principal executive
                                          officer)




Date: May 15, 1998                    By: /s/  ROBERT P. WYNN
                                          --------------------------------------
                                          Robert P. Wynn
                                          Executive Vice President and Chief
                                          Financial Officer (principal
                                          financial officer and principal
                                          accounting officer)