Form 10-Q
period 1998-06-30
AMERIPATH INC
filed 1998-08-14
CIK 1027532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

              -----------------------------------------------------

                        Commission File Number: 000-22313

              -----------------------------------------------------


                                 AMERIPATH, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            65-0642485
    --------------------------------------   -------------------------------
       (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

                           7289 Garden Road, Suite 200
                             Riviera Beach, FL 33404
    -------------------------------------------------------------------------
          (Address, including zip code, of principal executive office)

                                 (561) 845-1850
    -------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
   (Former name, former address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at August 11, 1998
-------------------------------------  -----------------------------------------
    Common stock, $.01 par value                  20,728,351 shares

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                         Page No.
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    as of June 30, 1998 (unaudited) and
                    December 31, 1997                                                    3

                  Condensed Consolidated Statements of Operations
                    for the Three and Six month periods ended June 30,
                    1998 and 1997 (unaudited)                                            4

                  Condensed Consolidated Statements of Cash Flows
                    for the Three and Six month periods ended June 30,
                    1998 and 1997 (unaudited)                                            5

                  Notes to Condensed Consolidated Financial Statements (unaudited)       6 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          10 - 16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             16

PART II --  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      16

         Item 2.  Changes in Securities and Use of Proceeds                              16

         Item 3.  Defaults Upon Senior Securities                                        17

         Item 4.  Submission of Matters to Vote of Security Holders                      17

         Item 5.  Other Information                                                      17

         Item 6.  Exhibits and Reports filed on Form 8-K                                 17

SIGNATURES                                                                               18

EXHIBITS                                                                                 19

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              June 30,   December 31,
                           ASSETS                              1998         1997
                                                            -----------  ------------
                                                            (Unaudited)       *
CURRENT ASSETS:
    Cash and cash equivalents                                $  4,655      $    397
    Accounts receivable, net                                   28,562        23,520
    Inventories                                                   320           268
    Other current assets                                        2,665         2,532
                                                             --------      --------
         Total current assets                                  36,202        26,717
                                                             --------      --------

PROPERTY AND EQUIPMENT, NET                                     7,710         6,242
                                                             --------      --------

OTHER ASSETS:
    Goodwill, net                                             114,690       100,371
    Identifiable intangibles, net                             150,075       133,420
    Other                                                       2,408         2,477
                                                             --------      --------
         Total other assets                                   267,173       236,268
                                                             --------      --------
TOTAL ASSETS                                                 $311,085      $269,227
                                                             ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $ 12,511      $ 11,869
    Current portion of long-term debt                           1,645         2,720
                                                             --------      --------
         Total current liabilities                             14,156        14,589

LONG-TERM LIABILITIES:
     Revolving loan                                           100,661         6,605
     Senior term loan                                              --        64,350
     Subordinated notes                                         1,156         1,399
     Deferred tax liability                                    36,067        37,467
                                                             --------      --------
         Total liabilities                                    152,040       124,410
                                                             --------      --------

COMMON STOCKHOLDERS' EQUITY:
    Common stock                                                  202           196
    Additional paid in capital                                140,528       134,590
    Retained earnings                                          18,315        10,031
                                                             --------      --------
         Total common stockholders' equity                    159,045       144,817
                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $311,085      $269,227
                                                             ========      ========

* Condensed from audited financial statements



                 The accompanying notes are an integral part of
                           these financial statements

                         AMERIPATH, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                       June 30,
                                                           -----------------------       -----------------------
                                                              1998          1997           1998            1997
                                                           --------       --------       --------       --------
Net revenue                                                $ 40,826       $ 23,264       $ 78,817       $ 45,321

Operating costs:
   Cost of services                                          18,024         10,463         35,212         20,556

   Selling, general and administrative expense                6,598          4,273         12,788          8,587

   Provision for doubtful accounts                            4,112          2,205          8,044          4,327

   Amortization expense                                       2,274          1,211          4,325          2,410
                                                           --------       --------       --------       --------

Income from operations                                        9,818          5,112         18,448          9,441

Other expense:
    Interest expense                                         (1,862)        (2,125)        (3,617)        (4,057)
    Nonrecurring charge                                          --         (1,289)            --         (1,289)
    Other expense, net                                         (116)           (83)          (168)           (57)
                                                           --------       --------       --------       --------

Income before income taxes                                    7,840          1,615         14,663          4,038

Provision for income taxes                                    3,342            694          6,378          1,736
                                                           --------       --------       --------       --------

Net income                                                 $  4,498       $    921       $  8,285       $  2,302
                                                           ========       ========       ========       ========

Basic Earnings Per Common Share:
          Basic weighted average shares outstanding          19,884          5,849         19,779          5,821
                                                           ========       ========       ========       ========

          Basic earnings per common share                  $   0.23       $   0.14       $   0.42       $   0.36
                                                           ========       ========       ========       ========

Diluted Earnings Per Common Share:
          Diluted weighted average shares outstanding        20,678         11,989         20,550         11,962
                                                           ========       ========       ========       ========

          Diluted earnings per common share                $   0.22       $   0.08       $   0.40       $   0.19
                                                           ========       ========       ========       ========


                 The accompanying notes are an integral part of
                           these financial statements

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                               1998          1997
                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES                         $  9,607       $  6,114
                                                             --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                      (2,047)        (1,983)
    Purchase of subsidiaries, net of cash acquired            (26,843)        (1,275)
    Payments of contingent notes                               (4,367)        (1,444)
                                                             --------       --------

    Net cash used in investing activities                     (33,257)        (4,702)
                                                             --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt and stock issuance costs                                (263)          (973)
    Offering costs                                                 --         (1,591)
    Principal payments on long-term debt                       (1,023)          (731)
    Borrowings under senior term loan                              --         65,000
    Issuance of common stock under stock option plan              138             --
    Net borrowings (payments) under revolving loan             29,056        (64,344)
                                                             --------       --------

    Net cash provided by (used in) financing activities        27,908         (2,639)
                                                             --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                4,258         (1,227)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    397          2,262
                                                             --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  4,655       $  1,035
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

Reclassification - Certain amounts have been reclassified to conform to the June 30, 1998 presentation.

NOTE 2 - ACQUISITIONS

During the first six months of 1998, the Company acquired or became affiliated with seven anatomic pathology practices in Indiana, Texas, Florida, Mississippi and Wisconsin. The total consideration paid by the Company in connection with these acquisitions included cash of $25.9 million and 597,741 shares of common stock. In addition, the Company issued additional purchase price consideration in the form of contingent notes. In five of the acquisitions, payments under the notes are contingent upon the achievement of stipulated levels of cumulative operating earnings (as defined) of the acquired practice over a five year period. If the maximum levels of cumulative operating earnings for the Practices specified in the contingent notes are achieved, the Company would be required to make aggregate maximum payments, including principal and interest, of $21.2 million over the next five years. In the two other acquisitions, payments under the notes are contingent upon retention of a hospital contract for periods ranging from three to five years. If the Practice retains the hospital contract for the specified period, the maximum aggregate payments the Company may be required to make, including principal and interest, is $1.5 million.

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

The accompanying financial statements include the results of operations of the 1998 acquisitions from the date acquired through June 30, 1998. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the Acquisitions for the year ended December 31, 1997 and the six months ended June 30, 1998, after giving affect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1997. Such unaudited pro forma information is based on historical financial information with respect to the Acquisitions and does not include operational or other changes which might have been effected by the Company.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

The unaudited pro forma information for the six months ended June 30, 1998 and the year ended December 31, 1997 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share data).

                                         Pro Forma (unaudited)
                                    -------------------------------
                                       Six Months
                                         Ended          Year Ended
                                        June 30,       December 31,
                                          1998             1997
                                    ---------------    ------------

Net revenue                         $        83,760      $158,975
                                    ===============      ========

Net income                          $         8,993      $ 13,852
                                    ===============      ========

Net income per share (diluted)      $          0.43      $   0.86
                                    ===============      ========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows (dollars in thousands):

                                                                     Amortization Periods
                                                                           (years)
                                                                  -------------------------
                                   June 30,      December 31,                      Weighted
                                     1998            1997         Range            Average
                                  ---------      ------------     -----            --------
Hospital contracts                $ 105,179       $  91,250       35-40             35.5
Physician client lists               46,158          43,321       17-30             22.0
Laboratory contracts                  4,400           4,400          10             10.0
Management service agreement          2,459              --          25             25.0
                                  ---------       ---------
                                    158,196         138,971
Accumulated amortization             (8,121)         (5,551)
                                  ---------       ---------
Balance, net                      $ 150,075       $ 133,420
                                  =========       =========


Goodwill                          $ 119,503       $ 103,475       15-35             33.9
Accumulated amortization             (4,812)         (3,104)
                                  ---------       ---------
Balance, net                      $ 114,690       $ 100,371
                                  =========       =========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Liability Insurance - The Company is insured with respect to general liability and medical malpractice risks on a claims made basis. The Company has provided a reserve for incurred but not reported incidents. It is the opinion of management that the ultimate resolution of any unasserted claims will not have a material adverse effect on the Company's financial position or results of operations.

Healthcare Matters - The healthcare industry in general, and the services the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

to comply with any of these laws or regulations, the results of regulatory audits and adjustments, or changes in the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

In addition, the Company has contracts to provide pathology services for 27 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Columbia is currently under government investigation and is evaluating its operating strategies including the sale, spin-off or closure of certain hospitals. The government's investigation of Columbia and Columbia's re-evaluation of its operating strategies may adversely effect the Company, including but not limited to, through reduction of revenue, termination or non-renewal of existing contracts, adverse publicity and/or difficulties obtaining new or expanded contracts.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions or affiliations consummated during the six months ended June 30, 1998. No acquisitions were consummated during the six months ended June 30, 1997 (dollars in thousands):

                                                                 Six Months
                                                                   Ended
                                                                   June 30,
                                                                    1998
                                                                 ----------
Assets acquired                                                   $ 35,382
Liabilities assumed                                                 (2,325)
Common stock issued                                                 (5,807)
                                                                  --------
Cash paid                                                           27,250
Less cash acquired                                                    (407)
                                                                  --------
         Net cash paid                                            $ 26,843
                                                                  ========

NOTE 6 - CREDIT FACILITY

On April 28, 1998, the Company amended its credit facility with a syndicate of banks led by co-agents BankBoston N.A. and NationsBank N.A., as lenders and agents (the "Agents"), which provides for borrowings of up to $200.0 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions if not otherwise used for working capital purposes. The Company must comply with certain requirements as defined in the credit agreement to utilize the credit facility to fund acquisitions. Interest is payable monthly and all outstanding advances under the revolving loan are due and payable on April 30, 2003. The amended credit facility bears interest at variable rates, based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium that is adjusted based on the Company's quarterly ratio of total debt to cash flow. The amended credit facility also requires the quarterly payment of an annual commitment fee equal 0.25%, on the unused portion of the commitment. The Company used a portion of the funds under the amended credit facility to refinance existing indebtedness and will use the remaining availability for its acquisition program and working capital.

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

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                        1998          1997           1998          1997
                                                      --------      --------       --------      --------
Basic Earnings Per Common Share:
     Net income                                       $  4,498      $    921       $  8,285      $  2,302
     Preferred stock dividends                              --           (95)            --          (189)
                                                      --------      --------       --------      --------
     Income attributable to common stockholders       $  4,498      $    826       $  8,285      $  2,113
                                                      ========      ========       ========      ========

     Basic weighted average shares outstanding          19,884         5,849         19,779         5,821
                                                      --------      --------       --------      --------
     Basic earnings per common share                  $   0.23      $   0.14       $   0.42      $   0.36
                                                      ========      ========       ========      ========

Diluted Earnings Per Common Share:
     Net income                                       $  4,498      $    921       $  8,285      $  2,302
                                                      ========      ========       ========      ========
     Weighted average shares outstanding                19,884         5,849         19,779         5,821
     Effects of convertible preferred stock
         and stock options                                 794         6,140            771         6,141
                                                      --------      --------       --------      --------
     Diluted weighted average shares outstanding        20,678        11,989         20,550      $ 11,962
                                                      ========      ========       ========      ========
     Diluted earnings per common share                $   0.22      $   0.08       $   0.40      $   0.19
                                                      ========      ========       ========      ========

Options to purchase 50,000 shares of common stock at an average price of $16.73 per share which were outstanding at June 30, 1998 have been excluded from the calculation of diluted earnings per share for the three and six periods months ended June 30, 1998 because their effect would be anti-dilutive.

NOTE 8 - NONRECURRING CHARGE

In May 1997, the Company withdrew its registration statement filed with the Securities and Exchange Commission and postponed it planned initial public offering of common stock. During the quarter ended June 30, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily professional fees and printing costs, which represented offering costs incurred prior to the postponement that did not have a continuing benefit after the postponement.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 9 - SUBSEQUENT EVENTS

Effective July 1, 1998, the Company completed the acquisitions of Severance & Associates, P.A. and Pathology Affiliated Services, L.L.C. ("Severance") and Pasadena Pathology, Edward K. Miller, M.D., P.A., d/b/a Pasadena Pathology, ("Pasadena"). Total consideration paid by the Company in connection with these acquisitions included cash of approximately $12.0 million and 564,577 shares of common stock. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes. The contingent notes issued to Severance are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period. The contingent notes issued to Pasadena are contingent upon retention of a hospital contract for a specified period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements (including, without limitation, those risks, uncertainties and other factors identified in the Company's Form 10-K for fiscal 1997 under "Business" and elsewhere therein). In evaluating the Company's business, the following factors, in addition to the other information set forth herein and in the Company's 10-K, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, locations and terms of additional practices for acquisition and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition and/or affiliation, management services and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs and tax laws.

OVERVIEW

The Company is the leading physician practice management company focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenue. As of June 30, 1998, the Company owned or was affiliated with 24 anatomic pathology practices (the "Practices") located in nine states which employed 163 pathologists. The pathologists provide medical services in 19 outpatient pathology laboratories owned and operated by the Company and in inpatient laboratories for 97 hospitals and 33 outpatient surgery centers.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

The Company derives its net revenue from the Practices it owns or manages. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients on a fee-for-service basis. Net revenue differs from amounts billed for services due to: (i) Medicare and Medicaid reimbursements at annually established rates; (ii) payments from managed care organizations at discounted fee-for-service rates; (iii) negotiated reimbursement rates with other third party payors; (iv) rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and (v) discounts and other allowances, principally from private pay accounts.

The majority of services furnished by the Company's pathologists are anatomic pathology services. Medicare reimbursement for these services represented approximately 23% of the Company's cash collections for the six months ended June 30, 1998. As of January 1, 1992, Medicare reimbursed all physician services, including anatomic pathology services, based on a methodology known as the Resource-Based Relative Value System ("RBRVS"), which was fully phased in by 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

In June 1998, the Health Care Financing Administration published proposed regulations that would recalculate a key component of the RBRVS to reflect resource consumption rather than historical charge data. Two alternative approaches to such calculation were proposed and a final decision is expected in late 1998, with the new fee schedules phased in over the period 1999 to 2002. The impact of this proposed methodology on the Company's Medicare revenue cannot be determined at this time, and will depend on the approach selected, changes in other factors in the RBRVS reimbursement computation and the mix of pathology services furnished by the Company. Other potential changes in government and third-party payer reimbursement, resulting from federal, state or local legislation, the impact of managed care, or other market pressures, may also create downward pressure on reimbursement and make the market for the Company's services more competitive, which could in turn have an adverse impact on the Company's gross profits. The Company's Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission, contains additional information regarding the complex area of reimbursement.

During the first six months of 1998, the Company acquired or became affiliated with seven practices, the results of which are included in the Company's operating results from the effective date of acquisition. Changes in operations between the three and six month periods ended June 30, 1998 and 1997 were primarily due to the Acquisitions which were completed during or subsequent to the second quarter ended

June 30, 1997. References to "same practice" means those practices at which the Company provided services for the entire period of which the amount is calculated and the entire prior comparable period.

         NET REVENUES

Net revenue increased to $78.8 million for the six months ended June 30, 1998 as compared with $45.3 million for the same period in 1997, an increase of $33.5 million, or 74%. Same practice net revenue increased $6.4 million, or 14.1%, consisting of a $6.1 million increase in outpatient net revenue and a $300,000 increase in hospital based net revenue. The remaining increase of $27.1 million was from the Acquisitions, which occurred during or subsequent to the six months ended June 30, 1997. The increase in same practice net revenue resulted primarily from the expansion of a contract with a national clinical laboratory which increased same practice outpatient net revenue by $2.9 million. In addition, there was an increase in the Medicare reimbursement rate which increased same practice revenue by approximately $1.1 million.

Net revenue increased to $40.8 million for the three months ended June 30, 1998, as compared with $23.3 million for the same period in 1997, an increase of $17.5 million, or 75%. Same practice growth increased $3.2 million, or 13.8%, consisting of a $3.1 million increase in outpatient practice net revenue and a $100,000 increase in hospital based net revenue. The remaining increase of $14.3 million was from the Acquisitions, which occurred during or subsequent to the three months ended June 30, 1997. The increase in same practice net revenue resulted primarily from the expansion of a contract with a national clinical laboratory which increased same practice outpatient net revenue by $1.4 million. In addition, there was an increase in the Medicare reimbursement rate which increased same practice revenue by approximately $600,000.

As of June 30, 1998, Columbia owned 27 of the hospitals with which the Company has contracts to provide pathology services. For the six months ended June 30, 1998, approximately 23% of the Company's net revenue was generated directly from these contracts. In addition, the Company has contracts with SmithKline Beecham Laboratories, Inc. ("SmithKline") to provide pathology services. For the six months ended June 30, 1998, the net revenue from SmithKline was approximately 7% of the Company's consolidated net revenue. Generally, the contracts with Columbia and SmithKline have terms of less than five years and may or may not contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Although the Company, through the acquired practices, has had relationships with these hospitals and SmithKline for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

         COST OF SERVICES

Cost of services increased by $14.6 million, or 71%, to $35.2 million for the six months ended June 30, 1998 from $20.6 million for the same period in 1997. Of this increase, $4.0 million was attributable to same practice growth and $10.6 million from the Acquisitions which occurred during or subsequent to the six months ended June 30, 1997. The gross margin on the same practice revenue for the six months ended June 30, 1998, was approximately 52% as compared to the Company's consolidated gross margin of approximately 55% due primarily to a lower fee schedule on the expanded contract with a national clinical laboratory.

Cost of services increased by $7.5 million, or 72%, to $18.0 million for the three months ended June 30, 1998 from $10.5 million for the same period in 1997. Of this increase, $1.9 million was attributable to same practice growth and $5.6 million from the Acquisitions which occurred during or subsequent to the three months ended June 30, 1997. The gross margin on the same practice revenue was approximately 53% for the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased by $4.2 million, or 49%, to $12.8 million for the six months ended June 30, 1998 from $8.6 million for the same period in 1997. Of this increase, $1.4 million was attributable to same practice growth and $2.8 million from the Acquisitions which occurred during or subsequent to the six months ended June 30, 1997. The same practice increase is primarily attributable to increased staffing levels in marketing, billing, human resources and accounting and other costs incurred to expand the Company's administrative support infrastructure.

Selling, general and administrative expense increased by $2.3 million, or 54%, to $6.6 million for the three months ended June 30, 1998 from $4.3 million for the same period in 1997. Of this increase, $800,000 was attributable to same practice growth and $1.5 million from the Acquisitions which occurred during or subsequent to the three months ended June 30, 1997. The same practice increase is primarily attributable to increased staffing levels in marketing, billing, human resources and accounting and other costs incurred to expand the Company's administrative support infrastructure.

         PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $3.7 million, or 86%, to $8.0 million for the six months ended June 30, 1998, from $4.3 million for the same period in 1997. The dollar increase is primarily due to the increase in net revenues from the Acquisitions which occurred during or subsequent to the six months ended June 30, 1997. The provision for doubtful accounts as a percentage of net revenue was 10.2% and 9.5% for the six month periods ended June 30, 1998 and 1997, respectively. The increase in the provision for doubtful accounts as a percentage of net revenue is due primarily to the increase in hospital based net revenue. Hospital based practices generally have a higher provision for doubtful accounts as a percent of net revenue due to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information and longer billing and collection cycles.

The provision for doubtful accounts increased by $1.9 million, or 86%, to $4.1 million for the three months ended June 30, 1998, from $2.2 million for the same period in 1997. The dollar increase is primarily due to the completion of the Acquisitions which occurred during or subsequent to the three months ended June 30, 1997. The provision for doubtful accounts as a percentage of net revenue was 10.1% and 9.5% for the three month periods ended June 30, 1998 and 1997, respectively. The increase in the provision for doubtful accounts as a percentage of net revenue is due primarily to the increase in hospital based net revenue.

         AMORTIZATION EXPENSE

Amortization expense increased by $1.9 million, or 80%, to $4.3 million for the six months ended June 30, 1998, from $2.4 million for the same period in 1997. This increase is primarily attributable to the amortization of goodwill and net identifiable intangible assets as a result of the Acquisitions which occurred during or subsequent to the six months ended June 30, 1997, and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions. Additionally, the Company evaluates the carrying values attributable to identifiable intangible assets and goodwill on an ongoing basis. In the event of an impairment of the values attributable to goodwill or identifiable intangible assets, there would be a charge to earnings that could have a material adverse effect on the Company's financial position and results of operations.

Amortization expense increased by $1.1 million, or 88%, to $2.3 million for the three months ended June 30, 1998, from $1.2 million for the same period in 1997. This increase is primarily attributable to the amortization of goodwill and net identifiable intangible assets as a result of the Acquisitions which occurred during or subsequent to the three months ended June 30, 1997, and payments made on the contingent notes.

         INCOME FROM OPERATIONS

Income from operations increased by $9.0 million, or 95%, to $18.4 million for the six months ended June 30, 1998 from $9.4 million for the same period in 1997. Of this increase $8.9 million was attributable to the completion of the Acquisitions subsequent to the six months ended June 30, 1997. The same practice income from operations increased approximately $1.8 million excluding a $1.7 million increase in expenses associated with increased marketing, human resources, and accounting and other expenses incurred to expand the Company's support infrastructure. Income from operations as a percent of net revenue increased to 10.5% for the six months ended June 30, 1998 as compared 5.1% for the same period in 1997.

Income from operations increased by $4.7 million, or 92%, to $9.8 million for the three months ended June 30, 1998 from $5.1 million for the same period in 1997. Of this increase $4.6 million was attributable to the completion of the Acquisitions subsequent to the three months ended June 30, 1997. The same practice income from operations increased approximately $1.1 million excluding a $1.0 million increase in expenses associated with increased marketing, human resources, and accounting and other expenses incurred to expand the Company's support infrastructure.

         NONRECURRING CHARGE

During the three and six month periods ended June 30, 1997, the Company wrote-off certain deferred offering costs aggregating $1.3 million, primarily consisting of professional fees and printing costs related to a registration statement (relating to an intended initial public offering of shares of common stock) filed by the Company with the Securities and Exchange Commission that was withdrawn in May 1997.

         INTEREST EXPENSE AND OTHER EXPENSE, NET

Interest expense decreased by $440,000 or 11%, to $3.6 million for the six months ended June 30, 1998, from $4.1 million for the same period in 1997. The majority of this decrease was attributable to the lower average amount of debt outstanding in the first six months of 1998 as compared to the first six months of 1997 and to more favorable interest rate terms under the Company's amended $200 million credit facility. The Company's effective annual interest rate on the $200 million amended credit facility at June 30, 1998, was 6.8%

Interest expense decreased by $263,000 or 12%, to $1.9 million for the three months ended June 30, 1998, from $2.1 million for the same period in 1997.

         INCOME TAX RATE

The effective income tax rate was approximately 43.5% for the six month period ended June 30, 1998, as compared to approximately 43.0% for six month period ended June 30, 1997. The increase in the Company's effective tax rate was primarily due to the non-deductibility of amortization expense relating to intangible assets from certain of its acquisitions.

The effective income tax rate was approximately 42.6% for the three month period ended June 30, 1998, as compared to approximately 43.0% for three month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of approximately $22.0 million, an increase of $9.9 million from the working capital of $12.1 million available at December 31, 1997. The increase in working capital was due primarily to increases in cash of $4.3 million and net accounts receivable of $5.0 million, a decrease in the current portion of long-term debt of $1.1 million offset by an increase in accounts payable and accrued expenses of $642,000.

For the six month periods ended June 30, 1998 and 1997, cash flows from operations were $9.6 million and $6.1 million, respectively. For the six month period ended June 30, 1998, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) acquire $2.0 million of property and equipment, primarily for medical equipment and for information systems as the Company continues to upgrade its billing and financial reporting systems; (ii) fund the $25.9 million cash portion of the 1998 acquisitions;
(iii) make additional payments of $5.3 million in connection with acquisitions (or affiliations) the Company completed prior to January 1, 1998, including contingent note payments of $4.4 million; and (iv) make principal payments on long term debt.

On April 28, 1998, the Company amended its credit facility with a syndicate of banks led by co-agents BankBoston N.A. and NationsBank N.A., as lenders and agents (the "Agents"), which provides for borrowings of up to $200.0 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions if not otherwise used for working capital purposes. All outstanding advances under the revolving loan are due and payable on April 30, 2003. The amended credit facility bears interest at variable rates, based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium that is adjusted based on the Company's quarterly ratio of total debt to cash flow. The amended credit facility also requires the quarterly payment of an annual commitment fee equal 0.25%, on the unused portion of the commitment. The Company used a portion of the funds under the amended credit facility to refinance existing indebtedness and will use the remaining availability for its acquisition program and working capital.

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

YEAR 2000 ISSUES

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In connection with five of the acquisitions completed subsequent to January 1, 1998, the Company issued the following shares of common stock:

                                                                               Effective          Shares
                                                           Location               Date            Issued
                                                      -------------------   ----------------   ------------
Anatomic Pathology Associates, LLP                     Indianapolis, IN     February 1, 1998        186,829
Plains Pathology Associates, P.A.                         Lubbock, TX         June 1, 1998          182,320
Southwest Pathology Associates                            Lubbock, TX         June 1, 1998          205,210
Drs. Rogers, White & Smith, M.D., P.A.
(d/b/a Indian River Pathology)                          Vero Beach, FL        June 1, 1998           23,382

Subsequent to June 30, 1998, the Company acquired Severance & Associates, P.A. and Pathology Affiliated Services, L.L.C. In connection these acquisitions, the Company issued to the sellers 564,577 shares of common stock.

The issuance of these shares of common stock was exempt from registration under the Securities Act pursuant to an exemption provided under Section 4(2) of the Securities Act based upon, among other things, certain representations made be the recipients of the stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 8, 1998. The matters voted on at the Annual Meeting and the tabulation of votes on such matters are as follows:

         (a)       Election of Class I Directors.

                                       Number                                                 Against or
           Name                        Voting                         For                      Withheld
--------------------------     -----------------------       ---------------------      ----------------------
James C. New                         14,326,394                    14,324,319                   2,075
E. Roe Stamps, IV                    14,326,394                    14,324,319                   2,075

The remaining directors whose terms continued after the meeting were Thomas S. Roberts, C. Timothy Kilpatrick, M.D., Alan Levin, M.D. and C. Arnold Renschler, M.D.

         (b)       Selection of Auditors

The shareholders of the Company ratified the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, by the following vote:

           For                           Against                Abstentions
-------------------------       ------------------------  ----------------------

       14,305,432                        1,000                    19,972


ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS FILED ON FORM 8-K

          (a)     Exhibits

                  10.10 Amended and Restated Credit Agreement dated as of April 28, 1998, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders; and Amendment No. 1 thereto dated June 29, 1998.

                  27.1     Financial Data Schedule

                 (b)       Reports on Form 8-K

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AmeriPath, Inc.

Date:    August 14, 1998              By:  /s/  JAMES C. NEW
                                           -----------------
                                           James C. New
                                           President, Chief Executive Officer
                                           and Director (principal executive
                                           officer)

Date:    August 14, 1998              By:  /s/  ROBERT P. WYNN
                                           -------------------
                                           Robert P. Wynn
                                           Executive Vice President and Chief
                                           Financial Officer (principal
                                           financial officer and principal
                                           accounting officer)