Form 10-Q
period 1998-09-30
AMERIPATH INC
filed 1998-11-13
CIK 1027532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313


                                 AMERIPATH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                   65-0642485
----------------------------------      ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


   7289 GARDEN ROAD, SUITE 200, RIVIERA BEACH, FLORIDA                 33404
--------------------------------------------------------------------------------
       (Address of principal executive offices)                     (Zip Code)


                                 (561) 845-1850
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X]   No [ ]

The registrant had 20,969,397 shares of common stock, $.01 par value, outstanding as of November 5, 1998.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX




                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 1998 (Unaudited) and December 31, 1997                          3

                  Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1998 and 1997
                     (Unaudited)                                                                   4

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1998 and 1997 (Unaudited)                     5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)                6-10

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                              11-17

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      17

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               18

         Item 2.  Changes in Securities and Use of Proceeds                                       18

         Item 6.  Exhibits and Reports on Form 8-K                                                18

SIGNATURES                                                                                        19

EXHIBITS                                                                                          20




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               September 30,  December 31,
                                                                   1998          1997
                                                               -------------  ------------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $  3,941      $    397
    Accounts receivable, net                                        31,891        23,520
    Inventories                                                        300           268
    Other current assets                                             3,132         2,532
                                                                  --------      --------
         Total current assets                                       39,264        26,717
                                                                  --------      --------

PROPERTY AND EQUIPMENT, NET                                          8,442         6,242
                                                                  --------      --------

OTHER ASSETS:
    Goodwill, net                                                  123,227       100,371
    Identifiable intangibles, net                                  159,520       133,420
    Other                                                            2,159         2,477
                                                                  --------      --------
         Total other assets                                        284,906       236,268
                                                                  --------      --------

TOTAL ASSETS                                                      $332,612      $269,227
                                                                  ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         $ 14,566      $ 11,869
    Current portion of long-term debt                                1,449         2,720
                                                                  --------      --------
         Total current liabilities                                  16,015        14,589

LONG-TERM LIABILITIES:
     Revolving loan                                                110,345         6,605
     Senior term loan                                                   --        64,350
     Subordinated notes                                              1,122         1,399
     Deferred tax liability                                         35,667        37,467
                                                                  --------      --------
         Total liabilities                                         163,149       124,410
                                                                  --------      --------

STOCKHOLDERS' EQUITY:
     Common stock                                                      208           196
     Additional paid-in capital                                    145,931       134,590
     Retained earnings                                              23,324        10,031
                                                                  --------      --------
         Total stockholders' equity                                169,463       144,817
                                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $332,612      $269,227
                                                                  ========      ========





   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                           -------------------------       -------------------------
                                                               1998          1997            1998             1997
                                                           ---------       ---------       ---------       ---------
NET REVENUES                                               $  47,005       $  27,808       $ 125,822       $  73,129

OPERATING COSTS AND EXPENSES:
   Cost of services                                           20,677          12,912          55,889          33,468
   Selling, general and administrative expenses                8,093           4,990          20,880          13,577
   Provision for doubtful accounts                             4,843           2,917          12,887           7,244
   Amortization expense                                        2,507           1,430           6,833           3,840
                                                           ---------       ---------       ---------       ---------
        Total operating costs and expenses                    36,120          22,249          96,489          58,129
                                                           ---------       ---------       ---------       ---------


INCOME FROM OPERATIONS                                        10,885           5,559          29,333          15,000

OTHER INCOME (EXPENSE):
   Interest expense                                           (2,097)         (2,510)         (5,714)         (6,567)
   Nonrecurring charge                                            --              --              --          (1,289)
   Other, net                                                     13             (63)           (155)           (120)
                                                           ---------       ---------       ---------       ---------
        Total other expense                                   (2,084)         (2,573)         (5,869)         (7,976)
                                                           ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                     8,801           2,986          23,464           7,024

PROVISION FOR INCOME TAXES                                     3,793           1,284          10,171           3,020
                                                           ---------       ---------       ---------       ---------

NET INCOME                                                 $   5,008       $   1,702       $  13,293       $   4,004
                                                           =========       =========       =========       =========

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                         $    0.24       $    0.25       $    0.66       $    0.62
                                                           =========       =========       =========       =========

   Basic weighted average shares outstanding                  20,748           6,509          20,106           5,987
                                                           =========       =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                       $    0.23       $    0.13       $    0.64       $    0.33
                                                           =========       =========       =========       =========

   Diluted weighted average shares outstanding                21,397          12,691          20,841          12,143
                                                           =========       =========       =========       =========










   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                  -----------------------
                                                                                    1998           1997
                                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 13,293       $  4,004
   Adjustments to reconcile net income to net cash flows provided by operating  activities:
    Depreciation and amortization                                                    8,666          5,061
    Gain on disposal of assets                                                          --            (17)
    Deferred income taxes                                                           (2,800)          (430)
    Provision for doubtful accounts                                                 12,887          7,244
    Nonrecurring charge                                                                 --          1,289
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                              (15,063)        (9,914)
      (Increase) decrease in inventories                                               (32)             2
      (Increase) decrease in other current assets                                     (356)           123
      Decrease in other assets                                                         272            174
      Increase in accounts payable and accrued expenses                                347             13
                                                                                  --------       --------
                 Net cash provided by operating activities                          17,214          7,549
                                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                           (2,930)        (2,679)
    Purchase of subsidiaries, net of cash acquired                                 (41,907)       (60,008)
     Payments of contingent notes                                                   (6,089)        (1,530)
                                                                                  --------       --------
                 Net cash used in investing activities                             (50,926)       (64,217)
                                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt issuance costs                                                               (294)          (973)
    Offering costs                                                                      --         (2,198)
    Proceeds from exercise of stock options                                            162             --
    Principal payments on long-term debt                                            (1,352)          (894)
    Borrowings under senior term loan                                                   --         65,000
    Net borrowings (payments) under revolving loan                                  38,740         (6,105)
                                                                                  --------       --------
                 Net cash provided by financing activities                          37,256         54,830
                                                                                  --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,544         (1,838)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         397          2,262
                                                                                  --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  3,941       $    424
                                                                                  ========       ========




   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its Subsidiaries (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results which may be reported for the full year.

The accompanying interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

NOTE 2 - ACQUISITIONS

During the first nine months of 1998, the Company acquired or became affiliated with 11 anatomic pathology practices located in Alabama, Florida, Indiana, Mississippi, North Carolina, Texas and Wisconsin. The total consideration paid by the Company in connection with these acquisitions included cash of $40.7 million and the issuance of 1,203,324 shares of common stock. In addition, the Company issued additional purchase price consideration in the form of contingent notes. With respect to six of the acquisitions, the amount of future payments under the notes are contingent upon the achievement by the acquired practices of certain levels of cumulative operating earnings (as defined) over periods ranging from three to five years. To the extent that these six practices achieve the maximum levels of cumulative operating earnings provided for under their contingent notes, the Company would be required to make aggregate maximum payments, including principal and interest, of $31.8 million over the next five years. In four of the acquisitions, payments under the notes are contingent upon the retention of certain hospital contracts for periods ranging from three to five years. If the practices retain such hospital contracts for the full term of the specified periods, the maximum aggregate payments of principal and interest that the Company would be obligated to make under the contingent notes is $2.5 million.

The allocation of the purchase price of the 1997 acquisitions and the 1998 acquisitions (the "Acquisitions") is preliminary, while the company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any will not be material in relation to the consolidated financial statements.

The accompanying financial statements include the results of operations of the 1998 acquisitions from the date acquired through September 30, 1998. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the Acquisitions for the year ended December 31, 1997 and the six months ended September 30, 1998, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1997. Such unaudited pro forma information is based on historical financial information with respect to the Acquisitions and does not include operational or other changes which might have been effected by the Company.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The unaudited pro forma information for the nine months ended September 30, 1998 and the year ended December 31, 1997 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future (in thousands except per share data).

                                              Pro Forma (Unaudited)
                                           ---------------------------
                                           Nine Months
                                              Ended        Year Ended
                                           September 30,  December 31,
                                               1998           1997
                                           -------------  ------------

Net revenues                                 $140,352       $177,303
                                             ========       ========

Net income                                   $ 14,755       $ 15,151
                                             ========       ========

Net income per share (diluted)               $   0.69       $   0.91
                                             ========       ========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):



                                                                  Amortization Periods
                                                                         (Years)
                                                               --------------------------
                                 September 30,   December 31,                   Weighted
                                     1998            1997         Range         Average
                                 -------------   ------------  ----------    ------------
Hospital contracts                $ 116,065       $  91,250       25-40           34.0
Physician client lists               46,158          43,321       18-30           21.8
Laboratory contracts                  4,400           4,400         10            10.0
Management service agreement          2,559              --         25            25.0
                                  ---------       ---------
                                    169,182         138,971
Accumulated amortization             (9,662)         (5,551)
                                  ---------       ---------
Balance, net                      $ 159,520       $ 133,420
                                  =========       =========

Goodwill                          $ 128,968       $ 103,475       15-35           32.8
Accumulated amortization             (5,741)         (3,104)
                                  ---------       ---------
Balance, net                      $ 123,227       $ 100,371
                                  =========       =========



NOTE 4 - COMMITMENTS AND CONTINGENCIES

Liability Insurance - The Company is insured with respect to general liability and medical malpractice risks on a claims made basis and has provided a reserve for incurred but not reported incidents. In management's opinion, the ultimate resolution of any unasserted claims is not expected to have a material adverse effect on the Company's financial position or results of operations.

Healthcare Matters - The healthcare industry in general, and the services the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenues are derived from payments made by government-sponsored health care programs, principally Medicare and Medicaid, which are subject to audit and adjustments by the applicable regulatory agencies. Failure to comply with applicable laws or regulations, any unfavorable results from regulatory audits or adjustments, or reductions in the amounts payable for the Company's services under government-sponsored health care programs could have a material adverse effect on the Company's financial position and results of operations.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




In addition, the Company has contracts to provide pathology services for 27 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. The government's investigation of Columbia and Columbia's re-evaluation of its operating strategies may adversely affect the Company, including but not limited to, reduction of revenue, termination or non-renewal of existing contracts, adverse publicity and/or difficulties obtaining new or expanded contracts.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions or affiliations consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the nine months ended September 30, 1998 and 1997 (dollars in thousands) are as follows:

                                   Nine Months Ended
                                     September 30,
                               -----------------------
                                 1998           1997
                               --------       --------
Assets acquired                $ 58,730       $ 94,619
Liabilities assumed              (4,935)       (16,428)
Common stock issued             (11,192)       (19,259)
                               --------       --------
Cash paid                        42,603         58,932
Less cash acquired                 (696)          (199)
                               --------       --------
   Net cash paid               $ 41,907       $ 58,733
                               ========       ========



NOTE 6 - CREDIT FACILITY

On April 28, 1998, the Company amended its credit facility with a syndicate of banks led by BankBoston N.A. and NationsBank N.A., as lenders and co-agents (collectively, the "Agents"). The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. The Company must comply with certain requirements as defined in the credit agreement to utilize the credit facility to fund acquisitions.

All outstanding advances under the revolving loan are due and payable on April 30, 2003. Interest is payable monthly at variable rates which are based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium that is based on the Company's quarterly ratio of total debt to cash flow. The amended credit facility also requires a commitment fee to be paid quarterly equal to 0.25% of the annualized unused portion of the total commitment. All of the Company's assets are pledged as collateral to secure borrowings under the credit facility. The Company has used a portion of the funds available under the amended credit facility to refinance previously outstanding indebtedness, to fund acquisitions and for working capital purposes. The Company intends to use the remaining availability for its acquisition program and working capital.

The amended credit facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. As of September 30, 1998, the Company was in compliance with all required financial covenants.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as convertible preferred stock and stock options, is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options or the conversion of certain convertible preferred stock that were outstanding at various times during the respective periods presented. The dilutive effects of convertible preferred stock are calculated using the "as if converted" method and the dilutive effects of stock options are calculated using the treasury stock method. All previously reported earnings per share data has been restated in the accompanying financial statements to reflect the requirements of SFAS No. 128.

Basic and diluted earnings per share for the respective periods are set forth in the table below (in thousands, except per share data):

                                                           Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                         ---------------------       ---------------------
                                                           1998         1997          1998          1997
                                                         -------      --------       -------      --------
Basic Earnings Per Common Share:
   Net income                                            $ 5,008      $  1,702       $13,293      $  4,004
   Less preferred stock dividends                             --           (95)           --          (284)
                                                         -------      --------       -------      --------
   Income attributable to common stockholders            $ 5,008      $  1,607       $13,293      $  3,720
                                                         =======      ========       =======      ========

   Basic earnings per common share                       $  0.24      $   0.25       $  0.66      $   0.62
                                                         =======      ========       =======      ========

   Basic weighted average shares outstanding              20,748         6,509        20,106         5,987
                                                         =======      ========       =======      ========

Diluted Earnings Per Common Share:
   Net income                                            $ 5,008      $  1,702       $13,293      $  4,004
                                                         =======      ========       =======      ========

   Diluted earnings per common share                     $  0.23      $   0.13       $  0.64      $   0.33
                                                         =======      ========       =======      ========

   Weighted average shares outstanding                    20,748         6,509        20,106         5,987
   Effects of convertible preferred stock                     --         5,559            --         5,559
   Effects of dilutive stock options                         649           623           735           597
                                                         -------      --------       -------      --------
   Diluted weighted average shares outstanding            21,397        12,691        20,841        12,143
                                                         =======      ========       =======      ========



Certain options outstanding as of September 30, 1998 were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 303,050 at a weighted-average exercise price per share of $14.50 for the three months ended September 30, 1998, and 50,000 options at a weighted-average exercise price per share of $16.73 for the nine months ended September 30, 1998.

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

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 1998, the Company completed the acquisition of four additional anatomic pathology practices. The Company acquired Texoma Pathology Associates, P.A. located in Denison, Texas; Consultant Pathology Associates, Inc. located in Youngstown, Ohio; Susan R. Baker, Ph. D., M.D., P.A. located in Miami, Florida; and Pathology Consultants of Cleveland, Inc. located in Cleveland, Ohio. Total consideration paid by the Company in connection with these acquisitions included cash of approximately $14.1 million and the issuance of 280,525 shares of common stock with an aggregate market value of approximately $3.4 million. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes. The contingent notes issued to two of the acquired practices are payable upon the achievement of stipulated levels of cumulative operating earnings of such practices over a five year period. With respect to the two other acquired practices, the contingent notes are contingent upon the retention of certain hospital contracts for specified periods up to five years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained in this report that are not limited to historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual report on Form 10-K for fiscal 1997), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government-sponsored healthcare programs; dependence upon specific pathologists; labor and technology costs; advertising and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop and the overall success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition and/or affiliation, management services and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs and tax laws .

OVERVIEW

The Company is the leading physician practice management company focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. As of September 30, 1998, the Company owned or was affiliated with 28 anatomic pathology practices (the "Practices") located in 10 states which employed 203 pathologists. The pathologists provide medical services in 22 outpatient pathology laboratories owned and operated by the Company and in inpatient laboratories for 109 hospitals and 36 outpatient surgery centers.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED
SEPTEMBER 30, 1998 AND 1997

The Company derives its net revenues from the Practices it owns or manages. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients on a fee-for-service basis. Net revenues differ from amounts billed for services due to: (i) Medicare and Medicaid reimbursement rates which are established annually; (ii) payments from managed care organizations at discounted fee-for-service rates; (iii) negotiated reimbursement rates with other third party payors; (iv) negotiated rates under sub-contracts with national clinical laboratories; and (v) other discounts and other allowances, principally from private pay accounts.

The majority of services furnished by the Company's pathologists are anatomic pathology services. Reimbursements from Medicare for these services represented approximately 22.8% of the Company's cash collections for the nine months ended September 30, 1998. Effective January 1, 1992, Medicare started reimbursing all physician services, including anatomic pathology services, based on a methodology known as the Resource-Based Relative Value System ("RBRVS"), which was fully phased in by 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

In June 1998, the Federal Health Care Financing Administration ("HCFA") published proposed regulations that would recalculate a key component of the RBRVS to reflect resource consumption rather than historical charge data. Two alternative approaches to such calculation were proposed in the regulations and a final decision is expected later this year, with the new fee schedules to be phased in over the period from 1999 to 2002. On November 2, 1998, HCFA announced a move to a single conversion factor, which is an integral part of the formula for the reimbursement of pathology fees. Such change could result in a potential 13% decrease in Medicare reimbursement which will be the phased in over the next four years. The actual fee schedules for 1999 have not been officially released. Therefore, the impact of this proposed methodology on the Company's Medicare revenues cannot be determined at this time; and will depend on the final approach selected, changes to other factors in the RBRVS reimbursement computation and the relative mix of pathology services furnished by the Company. Other potential changes in government and third-party payer reimbursement rates resulting from federal, state or local legislation, along with the impact of developments in managed care and other market pressures, may also create downward pressure on reimbursement rates and make the market for the Company's services more competitive, which could adversely impact the Company's gross profits. For further information regarding the complex area of reimbursement, refer to the discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as previously filed with the Securities and Exchange Commission.

During the first nine months of 1998, the Company acquired a total of 11 anatomic pathology practices, the operating results of which are included in the accompanying financial statements from the effective acquisition dates. Changes in operations between the three and nine-month periods ended September 30, 1998 and 1997 are due primarily to the various acquisitions which were consummated by the Company subsequent to June 30, 1997, because the Company did not acquire any practices during the first six months of 1997. References to "same practice" means those practices at which the Company provided services for the entire period of which the amount is calculated and the entire prior comparable period.

NET REVENUES

Net revenues increased to $125.8 million for the nine months ended September 30, 1998, up $52.7 million or 72.1% from revenues of $73.1 million reported for the comparable period in 1997. Same practice net revenues increased $7.6 million or 10.8% to $77.7 million for the nine months ended September 30, 1998 from $70.1 million for the nine months ended September 30, 1997. The increase in same practice net revenues was due primarily to a $6.0 million increase in outpatient net revenues and a $1.6 million increase attributable to an increase in Medicare reimbursement rates. The increase in same practice net revenue resulted primarily from the expansion of a contract with a national clinical laboratory which increased same practice net revenue by $3.4 million. Same practice net revenues derived from hospital contracts remained unchanged. The remaining increase of $45.1 million was from the operations of practices acquired subsequent to June 30, 1997.

Net revenues for the three months ended September 30, 1998, were $47.0 million, an increase of $19.2 million or 69.0% from the $27.8 million reported for the same period in 1997. Same practice net revenues increased by $1.2 million or 4.8%, attributable primarily to an increase in outpatient revenues, and to a lesser extent, an increase in the Medicare reimbursement rates. The remaining increase of $18.0 million was due principally to the results of operations of acquisitions completed since June 30, 1997.

As of September 30, 1998, the Company had contracts to provide pathology services to 27 hospitals owned by Columbia, which accounted for approximately 18.1% of the Company's consolidated net revenues for the nine months ended September 30, 1998. In addition, the Company has contracts with SmithKline Beecham Laboratories, Inc. ("SmithKline") to provide pathology services. For the nine months ended September 30, 1998, approximately 7.9% of the Company's consolidated net revenues were derived from such contracts with SmithKline. Generally, the contracts with Columbia and SmithKline have terms of less than five years and may or may not contain renewal provisions. Some of the contracts contain provisions that allow for termination by either party with relatively short notice. Although the Company, through its acquired practices, has maintained ongoing relationships with these hospitals and SmithKline for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's consolidated financial position and results of operations.

COST OF SERVICES

Cost of services increased by $22.4 million, or 67.0%, to $55.9 million for the nine months ended September 30, 1998 from $33.5 million for the same period in 1997. Of this increase, $4.6 million was attributable to same practice growth and $17.8 million from the Acquisitions which occurred during or subsequent to the nine months ended September 30, 1997. The gross margin on the same practice revenue for the nine months ended September 30, 1998, was approximately 52.4% as compared to the Company's consolidated gross margin of approximately 55.6% due primarily to a lower fee schedule on an expanded contract with a national clinical laboratory.

Cost of services increased by $7.8 million, or 60.1%, to $20.7 million for the three months ended September 30, 1998 from $12.9 million for the same period in 1997. Of this increase, $0.6 million was attributable to same practice growth and $7.2 million from the Acquisitions which occurred during or subsequent to the three months ended September 30, 1997. Gross margins on same practice revenues were relatively flat at 52.3% and 52.4% for the three month periods ended September 30, 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $7.3 million to $20.9 million for the nine months ended September 30, 1998 from $13.6 million for the comparable period of 1997. Of this increase, approximately $3.5 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was attributable to operations and expansion of the practices acquired by the Company since June 30, 1997. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased to 16.6% for the nine months ended September 30, 1998 as compared to 18.6% for the same period of 1997, as the Company continues to control such costs and leverage its overhead over a larger revenue base.

For the three months ended September 30, 1998, selling, general and administrative expenses were $8.1 million, which reflects an increase of $3.1 million or 62.2% from the $5.0 million reported for the same period in 1997. Approximately $1.3 million of this increase was attributable to same practice operations and $1.8 million to the practices acquired since June 30, 1997. Overall, the increase in such expenses reflects costs associated with: strengthening the Company's corporate infrastructure; consulting expenses incurred in connection with an operations review of the Company's billing operations; the addition of marketing personnel and other costs related to integrating the operations of recently acquired practices; and certain costs incurred in determining the feasibility of development and planning of an esoteric testing laboratory. As a percentage of consolidated net revenues, selling, general and administrative expenses were 17.2% and 17.9% for the three month periods ended September 30, 1998 and 1997, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $7.2 million, or 9.9%, to $12.9 million for the nine months ended September 30, 1998, from $7.2 million for the same period in 1997. The dollar increase is primarily due to the increase in net revenues from the Acquisitions which occurred during or subsequent to the nine months ended September 30, 1997. The provision for doubtful accounts as a percentage of net revenues was 10.2% and 9.9% for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in the provision for doubtful accounts, as a percentage of net revenues, was primarily attributable to an overall increase in hospital based revenues. Hospital based pathology practices generally have a higher provision for doubtful accounts due to a larger concentration of indigent and private pay patients, more difficulties in gathering complete and accurate billing information, and longer billing and collection cycles.

The provision for doubtful accounts was $4.8 million or 10.3% of net revenues for the three months ended September 30, 1998, compared to $2.9 million or 10.5% of net revenues for the same period in the prior year.

AMORTIZATION EXPENSE

Amortization expense increased by $3.0 million or 77.9% to $6.8 million for the nine months ended September 30, 1998, from $3.8 million for the same period of 1997. The increase is primarily attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with the acquisition of the anatomic pathology practices subsequent to June 30, 1997, and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

Amortization expense increased to $2.5 million for the three months ended September 30, 1998, up $1.1 million or 75.3%, from the $1.4 million recorded for the same quarterly period of 1997. The increase is attributable to acquisitions and payments under contingent notes, as reflected above in the discussion on the nine-month periods.

The Company continually evaluates whether events or circumstances have occurred that may warrant revisions to the carrying values of its goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of the Company's goodwill or other identifiable intangible assets could have a material adverse effect on the Company's consolidated financial position and results of operations.

INCOME FROM OPERATIONS

Income from operations increased $14.3 million or 95.6%, to $29.3 million for the first nine months of 1998, compared to $15.0 million in the same period of 1997. As a percentage of consolidated net revenues, income from operations was 23.3% and 20.5% for the nine month periods ended September 30, 1998 and 1997, respectively.

For the three months ended September 30, 1998, income from operations was $10.9 million, reflecting an increase of $5.3 million or 95.8%, from the $5.6 million recorded for the same period of 1997. As a percentage of net revenues, income from operations was 23.2% and 20.0% for the three month periods ended September 30, 1998 and 1997, respectively.

NONRECURRING CHARGE

The Company wrote-off certain deferred offering costs aggregating approximately $1.3 million during the nine months ended September 30, 1997. Such deferred costs were comprised of professional fees, printing charges and various other costs related to a registration statement that the Company had previously filed with the Securities and Exchange Commission in connection with its planned initial public offering of common stock. The registration statement was subsequently withdrawn when the Company postponed the date of its planned initial public offering.

OTHER INCOME (EXPENSE)

Interest expense decreased by $0.9 million or 13.0%, to $5.7 million for the nine months ended September 30, 1998, from $6.6 million for the same period in 1997. The majority of this decrease was attributable to the lower average amount of debt outstanding during the first nine months of 1998 as compared to the first nine months of 1997 and to more favorable interest rates under the Company's amended $200 million credit facility. The Company's effective annual interest rate on the credit facility was 6.9% at September 30, 1998.

Interest expense decreased by $0.4 million or 16.5%, to $2.1 million for the three months ended September 30, 1998, from $2.5 million reported for the same period in 1997.

PROVISION FOR INCOME TAXES

The effective income tax rate was 43.3% for the nine month period ended September 30, 1998, as compared to 43.0% for the nine month period ended September 30, 1997. The increase in the Company's effective tax rate was primarily due to the non-deductibility of amortization expense relating to intangible assets from certain of its acquisitions.

The effective income tax rate was approximately 43.1% for the three month period ended September 30, 1998, as compared to approximately 43.0% for the three month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of approximately $23.2 million, an increase of $11.1 million from the working capital of $12.1 million available at December 31, 1997. The increase in working capital was due primarily to increases in net accounts receivable of $8.4 million and cash of $3.5 million, a decrease in the current portion of long-term debt of $1.3 million, offset in part by an increase in accounts payable and accrued expenses of $2.7 million.

For the nine-month periods ended September 30, 1998 and 1997, cash flows from operations were $17.2 million and $7.5 million, respectively. For the nine months ended September 30, 1998, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) fund the $40.7 million cash portion of acquisitions completed during the period; (ii) make additional payments of $7.3 million in connection with acquisitions (or affiliations) completed prior to January 1, 1998, including contingent note payments of $6.1 million; and (iii) acquire $2.9 million of property and equipment, primarily laboratory equipment and information systems as the Company continues to upgrade its billing and financial reporting systems.

On April 28, 1998, the Company amended its credit facility with a syndicate of banks led by BankBoston N.A. and NationsBank N.A., as lenders and co-agents (collectively, the "Agents"). The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. All outstanding borrowings under the credit facility, which are secured by substantially all of the Company's assets, are due and payable on April 30, 2003. Interest is payable monthly at variable rates which are based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium that is adjusted based on the Company's quarterly ratio of total debt to cash flow. The amended credit facility also requires a commitment fee to be paid quarterly equal to 0.25% of the annualized unused portion of the total commitment. The Company has used a portion of the funds available under the amended credit facility to refinance previously outstanding indebtedness, to fund acquisitions and for working capital purposes. The Company intends to use the remaining availability for its acquisition program and working capital.

The Company anticipates that its cash flows from operations, together with funds available under the credit facility and cash on-hand, will be sufficient to meet its working capital requirements, finance any required capital expenditures and fund planned acquisitions for at least the next twelve months. With respect to the deployment of its long-term growth strategy, the Company may be required to seek additional financing through: increases in availability under the existing credit facility; negotiation of credit facilities with other banks; or public offerings or private placements of equity or debt securities. No assurances can be given that the Company will be able to increase availability under its existing credit facility, secure additional bank borrowings or complete additional debt or equity financing on terms favorable to the Company or at all.

YEAR 2000 ISSUES

The Year 2000 issue is a result of computer programs or chipsets being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issue. The Company has made progress in assessing, remediating, testing and implementing systems to be Year 2000 ready. The Company has a comprehensive working assessment for both information technology and non-information technology systems within the majority of its existing practices and is assessing its other practices. When acquiring new practices, the Company will assess the Year 2000 risk and compliance as part of the due diligence process. The Company has substantially completed the assessment phase for most of its practices. The Company classifies all systems into categories of importance: mission-critical, business critical and non-critical. The Company plans to complete its remediation, validation and implementation of its multi-phase plan by June 30, 1999.

The Company's Year 2000 phases to correct most information technology and non-information technology systems are as follows:

Awareness:  The continuous process of promoting awareness of the Year 2000 issue across the Company, including communications to the executives and the Board of Directors.

Assessment: INVENTORY - The physical inventory of all information technology and non-information technology hardware, software and embedded systems.

            READINESS - Determination of whether hardware and software are Year 2000 ready or if renovation is required.

            RISK - To determine the risk tradeoffs and contingencies needed.

            BUSINESS PARTNERS, VENDORS AND PAYORS - Determination whether they are Year 2000 compliant.

Remediation: The installation of software or hardware upgrades, replacements or renovations to be Year 2000 ready.

Validation: To generate approved test plans, perform tests and produce results for Year 2000 certification and signoff.

Implementation: Systems are Year 2000 ready.

The Company is currently determining the majority of the risks and contingencies for third-party payors, strategic partners, vendors, contracted hospitals, large commercial payors (e.g. Medicare, Blue Cross/Blue Shield and Cigna) and facility safety systems. The Company has initiated dialogue with its key vendors and customers, including hospitals and third-party payors, to determine the extent of any exposure that the Company may have with respect to failure on the part of such third parties to become Year 2000 compliant. The Company is working directly with all strategic partners and third-parties to avoid any business interruptions in the year 2000. There can be no assurance that the computer systems of such external parties upon which the Company is dependent, including third-party payors, will become compliant in a timely manner; and that such lack of compliance will not have an adverse effect on the Company's systems, results of operations or financial position.

The majority of the Company's costs to correct the Year 2000 issue stem from professional services and hardware and software replacements. The cost of new hardware or software purchased in this regard is capitalized and all other costs associated with such remedial actions are expensed as incurred. The total cost associated with the Company's Year 2000 project is estimated between $1.0 million and $1.6 million, which will be funded by cash flow generated by operations and the Company's credit facility. The Company does not expect these costs to have a material adverse effect on its results of operations or financial position.

The Company believes that the most reasonable likely worst risk scenarios relating to the Year 2000 could impact diagnosis reporting or bill generation causing strategic partners, payors and patients from receiving medical and billing information in a timely matter. The worst case scenarios could result in such things as decreased cash flows, claims rejection and untimely diagnostic reporting. The Company has developed contingency plans (i.e. identified alternate systems and processing capabilities) for all internal systems which are mission critical or business critical systems which are not expected to by Year 2000 ready by March 31, 1999. The estimated Year 2000 costs include the contingency plans and workarounds. The worst case scenarios could be the replacement of entire laboratory information or billing systems due to its inability to meet the Company's criteria of Year 2000 compliance.

The costs associated with the Company's efforts to become Year 2000 compliant and the date it expects to complete the required modifications are based on management's current estimates. Such estimates reflect numerous assumptions as to future events, including the continued availability of required resources, the Year 2000 readiness of practices acquired in the future, the reliability of the compliance plans and actions of third parties and other factors. There can be no assurance that the final costs of the Year 2000 compliance project will not exceed the current estimates or that all systems, including those of planned acquisitions, will be compliant by the anticipated compliance date. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company has become a party to and may in the future be subject to pending and threatened legal actions and proceedings. The majority of the pending legal proceedings involve claims of medical malpractice, particularly cytology, which are generally covered by insurance. The Company believes that the outcome of such legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities - In connection with seven of the acquisitions completed subsequent to January 1, 1998, the Company issued the following shares of common stock:

                                                                            Effective                Shares
                                                       Location               Date                   Issued
                                                       --------             ---------                ------

Anatomic Pathology Associates, LLP                  Indianapolis, IN      February 1, 1998          186,829
Plains Pathology Associates, P.A.                   Lubbock, TX           June 1, 1998              182,320
Southwest Pathology Associates                      Lubbock, TX           June 1, 1998              205,210
Drs. Rogers, White & Smith, M.D., P.A.
   (d/b/a Indian River Pathology)                   Vero Beach, FL        June 1, 1998               23,382
Severance & Associates, P.A. and
   Pathology Affiliated Services, LLC               Indianapolis, IN      July 1, 1998              564,577
Shoals Pathology Associates, P.C.                   Muscle Shoals, AL     August 18, 1998            17,277
H. Michael Jones, M.D., P.A.                        Henderson, NC         August 18, 1998            23,729




Subsequent to September 30, 1998, the Company issued shares of its common stock in connection with the acquisition of two additional pathology practices, Consultant Pathology Associates, Inc. and Pathology Consultants of Cleveland, Inc. The Company issued a total of 280,525 shares of common stock at closing to the sellers of these pathology practices.

All of the foregoing shares were exempt from registration under the Securities Act when they were issued, pursuant to an exemption provided under Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27.1 Financial Data Schedule

       (b)    Reports on Form 8-K

              There were no reports on Form 8-K filed during the three-month period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.



Date:  November 12, 1998               By: /s/  James C. New
                                           -------------------------------------
                                           James C. New
                                           President and Chief Executive Officer


Date:  November 12, 1998               By: /s/  Robert P. Wynn
                                           -------------------
                                           Robert P. Wynn
                                           Executive Vice President and
                                           Chief Financial Officer