Form 10-K
period 1998-12-31
AMERIPATH INC
filed 1999-03-23
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                                 AMERIPATH, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                              65-0642485
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 1999 was approximately $171.3 million based on the $8.125 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of March 12, 1999 was 21,085,891.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Report are incorporated by reference into Part III of this Report.

                                 INDEX TO ITEMS

                                                                                                   PAGE
                                                                                                   ----
PART I
                  Item 1.      General Business                                                      1
                  Item 2.      Properties                                                           16
                  Item 3.      Legal Proceedings                                                    16
                  Item 4.      Submission of Matters to a Vote of Security Holders                  16

PART II.
                  Item 5.      Market for the Registrant's Common Stock and Related
                                 Stockholder Matters                                                17
                  Item 6.      Selected Financial Data                                              17
                  Item 7.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                19
                  Item 7A.     Quantitative and Qualitative Disclosures about Market Risk           29
                  Item 8.      Financial Statements and Supplementary Data; Index to
                                 Consolidated Financial Statements                                  29
                  Item 9.      Changes in and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                                29

PART III
                  Item 10.     Directors and Executive Officers of the Registrant                   29
                  Item 11.     Executive Compensation                                               29
                  Item 12.     Security Ownership of Certain Beneficial Owners and Management       29
                  Item 13.     Certain Relationships and Related Transactions                       29

PART IV.
                  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K      30

Exhibits                                                                                            30
Signatures                                                                                          33
Financial Statements                                                                               F-1
Financial Statement Schedules                                                                      S-1

                                     PART I

ITEM 1.       GENERAL BUSINESS

         AmeriPath, Inc. and its subsidiaries ("AmeriPath" or "the Company") is the largest integrated physician group practice focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 32 physician practices (the "Practices") located in ten states. Pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, in hospitals, and in outpatient ambulatory surgery centers. Of these pathologists, 224 are board certified, and 102 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

         As of December 31, 1998, 21 Practices had contracts with a total of 125 hospitals to manage their inpatient laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 21 outpatient laboratories, of which 11 operate in conjunction with hospital laboratories.

STATISTICAL DATA:

                                                     DECEMBER 31,
                                                1996     1997      1998
                                                ----     ----      ----
         /bullet/ Pathologists                   81      133       226
         /bullet/ Hospital Contracts             47       75       125
         /bullet/ Employees                     599      994     1,346
         /bullet/ Outpatient laboratories        12       16        21

         The Company essentially operates as a pathology group practice and is legally structured so as to comply with the different laws dealing with the corporate practice of medicine. Refer to the section entitled "AmeriPath Corporate Structure; Owned and Affiliated Practices; Hospital Contracts and Laboratories" for a more detailed discussion of the Company's legal structure in the various states.

         AmeriPath manages and controls all of the non-medical functions of the Practices, including:

         /bullet/ recruiting, training, employing and managing the technical and support staff of the Practices;
         /bullet/ developing, equipping and staffing laboratory facilities; /bullet/ establishing and maintaining courier services to transport specimens;
         /bullet/ negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors;
         /bullet/ providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services;
         /bullet/ maintaining compliance with applicable laws and regulations;
                  and
         /bullet/ providing slide preparation and other technical services for the Practices.

         During 1998, the Company acquired 15 Practices in eight states (adding a total of 93 pathologists): 13 of these were in states in which the Company previously operated (Alabama, Florida, Indiana, Mississippi, Ohio and Texas) and two were in additional states (North Carolina and Wisconsin). Between January 1 and March 12, 1999, the Company acquired an additional practice in Texas adding 4 pathologists.

ANATOMIC PATHOLOGY; INDUSTRY OVERVIEW

         Pathologists are medical doctors who specialize in the science of pathology, the study of disease. Following college and medical school, pathologists typically spend five or more years to become eligible to sit for certification by the American Board of Pathology in anatomic and clinical pathology. Many pathologists spend additional years of training to receive certification in subspecialty areas of pathology such as dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood and bone marrow), immunopathology (study of diseases of the immune system), and cytopathology (study of abnormalities of cells).

         Anatomic pathology involves evaluating tissues (surgical pathology) and cells (cytopathology) through variable magnifications using a microscope. In surgical pathology, the goal of such microscopic evaluations is to make a definitive diagnosis of a patient's disease. Virtually all tissues removed from patients during surgery (hence the term "surgical" pathology) are examined under the microscope by pathologists in order to determine whether or not a disease is present; examples of surgical pathology specimens seen by pathologists include breasts, prostate, skin, and bone marrow biopsies. Thus, pathologists play an indispensable role in determining whether a patient's illness is benign, inflammatory or cancerous. The surgical patient's subsequent treatment almost always depends on the diagnosis rendered by the surgical pathologist. For this reason, doctors often refer to pathologists as the "physician's physician" a compliment that acknowledges the fact that the pathologist's diagnosis represents a critical factor in determining a patient's future care.

         Pathologists receive tissue samples from surgical procedures performed on both inpatients (patients seen in hospitals) and outpatients (patients seen in physician offices and in ambulatory surgery centers). Subspecialties within the area of surgical pathology include dermatopathology and hematopathology. The Company currently employs over 220 pathologists who are board-certified in anatomic pathology; over 100 of them have additional subspecialty board-certification.

         Cytopathology involves the evaluation of cells under the magnification of a microscope. Pathologists examine cells obtained from body fluids, from solid tissues aspirated through needles and from scrapings of body tissues. The most widely known cytopathologic examination is the "Pap" smear. A "Pap" smear consists of a scraping of cells taken from the cervix, spread on a slide, stained with a dye to color the cells, and examined by a pathologist using a microscope. "Pap" smears are considered screening tests, which provide another physician with information that suggests whether or not a potentially dangerous condition is present. If an abnormality is detected, the pathologist recommends what additional diagnostic procedures (such as biopsy of the affected tissue) may be necessary. Other cytopathology examinations may, in and of themselves, be diagnostic of a specific disease condition. As with surgical pathology specimens, cytopathology specimens may come from hospitalized patients, from patients in ambulatory surgery centers, from patients being seen in private physician offices, from clinics, or from pathologists taking aspiration biopsies directly from patients. Experts in this subspecialty of pathology are called cytopathologists. All of the Company's anatomic pathologists possess board-certification that qualifies them to read cytology cases. Of these pathologists, 38 also are board-certified cytopathologists.

         Clinical pathology represents the second major category of pathology. Broadly defined, clinical pathology involves the study of diseases identified by analyzing blood or other body fluids such as urine or spinal fluid (the liquid that surrounds the brain and spinal cord). Frequently, high volume, high technology automated equipment performs these analyses. Pathologists' responsibilities related to automated testing revolve around their roles as medical directors and clinical consultants. Pathologists are legally responsible for the validity and accuracy of clinical laboratory test results and for the function of the clinical laboratory under the federal Clinical Laboratory Improvement Act of 1988 ("CLIA"), for identifying additional diagnostic and/or therapeutic approaches suggested by the laboratory result; and for discussing the possible clinical significance of laboratory results with attending physicians in light of the patient's history and symptoms.

         In other words, pathologists play a critical role in ensuring that laboratory tests are performed accurately and in a timely fashion. Once again, the pathologist's role as a "physician's physician" makes a critical contribution to the proper diagnosis and efficient management of patients with virtually every disease. Modern healthcare would not be possible without such invaluable supervision of the clinical laboratory.

         Pathologists perform their duties in laboratories within hospitals, within free standing local, regional, and national laboratories independent of hospitals, within ambulatory surgery centers, and within a variety of other settings. Because tissue and fluid samples are easily transported, pathologists working within one of these settings may actually receive specimens for evaluation and diagnosis from multiple sources including physician offices, clinics, other laboratories, and even other hospitals. This ability to deliver work to sites having capacity to handle additional volume enhances the pathologists' productivity and allows a pathology practice to serve a larger geographic area. The Company uses this strategy to ensure the growth of "same practice net revenues," while making its pathologists more productive and efficient.

         The Company focuses on providing its inpatient anatomic and clinical pathology services at hospitals and on providing outpatient anatomic pathology services to nonhospital clients. Based on a study prepared for the Company, the Company believes that, as of 1995, the domestic market for nonhospital outpatient pathology services was approximately $2.1 billion; for inpatient pathology services in hospitals with 400 or fewer beds, the market was approximately $1.1 billion.

         The Company expects the market for anatomic pathology services to grow primarily due to the aging of the United States population, the increasing incidence of cancer, and accelerating medical advancements that allow for the earlier diagnosis and treatment of diseases. The National Cancer Institute estimates that approximately 8 million Americans alive today have had, or still have, some form of cancer. Studies published by the American Cancer Society revealed that there were 41,600 new melanoma cases and approximately 1,000,000 new non-melanoma cases (basal cell carcinoma and squamous cell carcinoma) in 1998. According to the information published by the American Medical Association, there are approximately 14,000 practicing pathologists in the United States.

         Current trends within healthcare may accelerate the demand for the Company's services. Healthcare cost containment pressures, the increasing influence of managed care, and medical and technological advancements drive hospitals to reduce the length of patient stays, decrease the number of procedures being performed as inpatients, and increase the number of procedures shifted to the outpatient setting. The Company expects to capitalize on this trend by working with hospitals to eliminate the redundancies within the typical anatomic pathology laboratories that exist within hospitals, thereby reducing hospitals' costs. By consolidating and centralizing these functions into efficient outpatient anatomic pathology laboratories, the Company will also be able to broaden the range of subspecialty services it offers and to develop new esoteric testing capabilities. Because the trend toward providing medical services in outpatient settings almost certainly will continue, the Company will be well positioned to capitalize on these opportunities.

         Although the selection of a pathologist is primarily made by individual referring physicians, a trend is evolving toward decisions being made by managed care organizations and other third-party payors. While the majority of referrals by managed care organizations for outpatient anatomic pathology services are made directly to pathology practices on a local basis, in certain instances managed care organizations contract with national clinical laboratories. Generally, these national clinical laboratories subcontract anatomic pathology and cytology services to large practices that can provide a comprehensive range of anatomic pathology and cytology services. The Company believes that hospitals and national clinical laboratories will continue to outsource for the provision of anatomic pathology services.

         Historically, the anatomic pathology industry has been highly fragmented, with the majority of the services being provided by relatively small practices. The Company estimates that there are over 3,300 pathology practices operating in outpatient laboratories in the United States. There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practice's pathologists. The Company believes this trend can be attributed to several factors, including cost containment pressures by government and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices and physician practice management companies that can assist providers in the evolving healthcare environment. Larger practices and physician practice management companies can offer physicians certain advantages, such as:

         /bullet/ obtaining and negotiating contracts with hospitals, managed care providers and national clinical laboratories;
         /bullet/ marketing and selling of professional services;
         /bullet/ providing continuing education and career advancement opportunities;
         /bullet/ making available a broad range of specialists with whom to consult;
         /bullet/ providing access to capital and business and management experience;
         /bullet/ establishing and implementing more efficient and cost effective billing and collection procedures; and /bullet/ expanding the practice's geographic coverage area.

         Each of the foregoing factors support the pathologists in the efficient management of the complex and time-consuming non-medical aspects of their practice.

BUSINESS STRATEGY

         The Company's objective is to enhance its position as the largest provider of anatomic pathology services through the following strategies:

         FOCUS ON ANATOMIC PATHOLOGY. The Company believes that its focus of providing management services to anatomic pathology practices provides it with a competitive advantage in the acquisition and management of such practices. Significant opportunities exist for the Company to acquire or affiliate with additional pathology practices that are seeking to be acquired or to affiliate with an integrated physician group practice with experienced management and access to capital. As a result of the Company's single focus, pathologists are able to form an internal network for consultations and to offer specialized services and testing to their clients. The Company also believes that its single specialty focus enhances its expertise in managing both inpatient and outpatient pathology practices.

         In the fourth quarter of 1998, the Company began the operation of the Center for Advanced Diagnostics ("CAD"). The CAD focuses on molecular testing including DNA Analysis, Flow Cytometry and Cytogenetics. With CAD's advanced technologies, it is able to provide AmeriPath's pathologists with a greater level of diagnostic information to further refine diagnoses made after routine surgical pathology evaluation. This increased diagnostic value is demonstrated in CAD's ability to assist pathologists in better grading and staging of cancers, accurately classifying leukemia and lymphomas as well as providing a variety of prognostic information through enhanced pathology reporting. As this detailed diagnostic reporting is provided to assist AmeriPath's pathologists, it allows for improved input in analyzing the best treatment options and selecting the most effective therapies.

         ACQUIRE LEADING PRACTICES. The Company expects to increase its presence in existing markets and enter into new markets through acquisitions of, affiliations with and strategic minority investments in leading practices. The Company's acquisition criteria include market demographics, size, profitability, local prominence, payor relationships, synergy with other acquisitions in a given geographic region and opportunities for growth of the acquired practice. The Company intends to continue to source acquisitions and affiliations by capitalizing on the professional reputations of its acquired practices and its pathologists, and the Company's management experience and the benefits of being part of a public company, including increased resources and access to capital. In existing markets, the Company targets acquisitions and affiliations that can expand its presence, provide specialization, such as dermatopathology, and provide operational efficiencies for the practices in that market. In new markets, the Company seeks to acquire and affiliate with prominent practices to serve as a platform for building upon their long-standing relationships and reputations. The Company's acquisition, or physician employment model, enables the Company to more rapidly affect administrative and economic changes, improve pathologist utilization, and consolidate technical and administrative support, to effect cost savings. It also enables the Company to actually consolidate practices into a more efficient, integrated group practice in a region, which is not always possible under the management service agreement or equity model.

         EXPAND SALES AND MARKETING EFFORTS. The Company focuses on generating internal growth for the Practices by augmenting their existing physician and contractual relationships through a professional sales and marketing program. The Company's marketing program is designed to: increase relationships with physicians over a broader geographic region; expand contracts with national clinical laboratories that subcontract for anatomic pathology services; and capitalize on existing managed care relationships. Since specimens are readily transportable, the Company's sales and marketing efforts focus on expanding the geographic scope of the Practices. Ten Practices presently have contracts with the three major national clinical laboratories to provide outpatient anatomic and cytopathology pathology services. These contracts generally are exclusive to the individual practice and are limited to the local service area. The Company is seeking to extend its existing contracts with national clinical laboratories to include multiple practices that cover a broader geographic region. The Company believes that this regional business model can offer national clinical laboratories and managed care organizations a convenient single source for anatomic pathology services.

         INCREASE CONTRACTS WITH HOSPITALS. The Company seeks to obtain additional exclusive hospital contracts for the Practices in a region through the acquisition of other anatomic pathology practices, as well as through the expansion of the Company's existing relationships with multi-hospital systems. The Company believes that multi-hospital systems can benefit from contracting with a single provider of pathology services in a geographic region through the consolidation of clinical laboratory, histology and other ancillary hospital support functions, thereby reducing costs, and simplifying and consolidating contractual relationships with managed care organizations and other third party payors. In addition, the Company believes that providing inpatient laboratory services to multiple hospitals within a geographic area facilitates the development and effectiveness of a successful outpatient services network by creating market presence and economies of scale offering a broader range of pathology expertise while maintaining the important physician relationships.

         ACHIEVE OPERATIONAL EFFICIENCIES. The Company believes that its Practices will benefit from the management and administrative support provided by the Company's corporate staff, which provides oversight and technical and administrative support services. The Company has centralized accounting and financial reporting, payroll and benefits administration, purchasing, managed care contracting, risk management and regulatory compliance. Furthermore, the Company has achieved and continues to pursue certain cost and operational efficiencies, enhancing the Practices' profitability and efficiency by utilizing the Company's collective buying power to negotiate discounts on laboratory equipment and medical supplies and reductions in premiums for health, property, casualty and professional liability insurance. Also, prior to their acquisition, each of the Practices either managed their billing and collections in-house or outsourced these functions. The Company continues to evaluate the billing and collection systems of the Practices and centralizes such functions to the extent determined practicable and efficient. To date, the Company has centralized the billing and collections functions for seven of the Practices at its centralized billing operation in Fort Lauderdale, and has outsourced the billing for eight of its Practices to Medaphis Physician Services Corporation ("Medaphis"). Rates paid to Medaphis are tied to collection volume on accounts handled by Medaphis. At December 31, 1998, the Company's consolidated billing operation in Fort Lauderdale handled $55.5 million and Medaphis Corporation $41.4 million of the Company's net revenue. This is compared to $37.1 million in Fort Lauderdale and $19.2 million handled by Medaphis Corporation in 1997.

REGIONAL BUSINESS MODEL

         The Company believes that its regional business model offers short and long-term benefits to the Company, its pathologists, referring physicians, third party payors and patients. The Company continues to integrate the Practices' administrative and technical support functions, including accounting, payroll, purchasing, risk management, billing and collections, and expects such integration to result in enhanced operational efficiencies. The Company's courier system for transporting specimens enables the Practices to penetrate areas outside their current markets and enhance the utilization of their laboratory facilities. The Company also integrates and coordinates the sales and marketing personnel of the Practices to promote the Practices to physicians, hospitals, surgery centers, managed care organizations and national clinical laboratories. This marketing effort is based upon promoting the broad geographic coverage, professional pathologist expertise and extensive professional services the Company offers. The Company's strategy is to leverage its size to expand its contracts with national clinical laboratories to all of the areas covered by its Practices. The Company markets its services under the name "AmeriPath" in order to develop brand identification of products and services to payors and other clients. The Company plans to integrate the Practices' management information systems into a single system that will expand the financial and diagnostic reporting capabilities of each of the Practices. Based on the foregoing, the Company believes that implementation of this regional model increases the revenues and profitability of the Practices in the region and the Company plans to apply this regional business model, in whole or in part, to other states in which it operates.

         Through the implementation of its operating strategies, the Company continues to develop integrated networks of anatomic pathology practices on a regional basis. These networks consist of a number of practices that together:
(i) have a substantial regional market presence; (ii) offer a broad range of services; (iii) have extensive physician contacts; and (iv) possess complementary strengths and opportunities for operational and production efficiencies. The Company has developed its regional business model in Florida and is replicating its model in Texas and the Midwest. The Company believes that Florida represents an attractive market due to its population, demographics, including the growth of the general population and a large elderly population, as well as the Company's familiarity and understanding of the anatomic pathology market in Florida. The Company currently owns, controls and manages anatomic pathology practices throughout Florida including Miami, Fort Lauderdale, Jacksonville, Orlando, Daytona, Fort Myers and Tampa. In addition, the Company contracts with SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), a national clinical laboratory, to provide anatomic pathology services on an exclusive basis in 64 of Florida's 67 counties.

         The Company believes that its improving performance in Florida, as reflected in the following table, is due in part to the favorable results of its regional model in Florida:

                                                            DECEMBER 31,
                                                    1996        1997       1998
                                                    ----        ----       ----
FLORIDA STATISTICS                                      (DOLLARS IN MILLIONS)
Number of Practices                                    7           8         11
Pathologists                                          62          72         82
Hospital contracts                                    29          30         31
Net revenues                                       $35.4       $70.8      $85.1
Operating margin before amortization                $9.0       $20.2      $25.6
Operating margin as a percent of net revenues       25.4%       28.5%      30.1%

AMERIPATH CORPORATE STRUCTURE; OWNED AND AFFILIATED PRACTICES; HOSPITAL CONTRACTS AND LABORATORIES.

         AmeriPath, Inc. is a holding company that currently operates 32 Practices through its Practice Subsidiaries and Manager Subsidiaries as defined below. The manner in which AmeriPath operates a particular Practice is determined primarily by the corporate practice of medicine restrictions of the State in which the Practice is located and other applicable regulation. The Company believes that it exercises care in its efforts to structure its practices and arrangements with hospitals and physicians and its subsidiaries so as to comply with relevant federal and state law and believes that such current arrangements and practices comply with all applicable statutes and regulations. However, due to uncertainties in the law there can be no assurance that none of such arrangements or practices could be deemed to be in noncompliance in the future, or that such occurrence could not result in a material adverse effect on the Company.

         Corporate practice of medicine restrictions, which are discussed in further detail under "Government Regulation" below, prohibit corporate entities from employing or otherwise exercising control over physicians. In states that do not prohibit a for-profit corporation from employing physicians such as Florida, Alabama, Mississippi and Kentucky, AmeriPath operates its Practices through Practice Subsidiaries, which are subsidiary corporations of AmeriPath that directly employ the physicians. In states that prohibit a for-profit corporation from employing physicians, such as Texas, Indiana, Ohio, North Carolina, Wisconsin and Pennsylvania, AmeriPath operates each Practice through a Management Subsidiary, which is a subsidiary of AmeriPath that has a long-term management agreement with the applicable PA Contractor, which in turn employs the Physicians. In many cases, several Practices are included within or organized under a single Practice Subsidiary or PA Contractor, as the case may be.

         OWNERSHIP AND MANAGEMENT OF THE MANAGEMENT SUBSIDIARIES AND PRACTICE SUBSIDIARIES. The Management Subsidiaries and the Practice Subsidiaries are wholly-owned subsidiaries of AmeriPath and the officers and directors of such companies are generally members of AmeriPath's executive management team.

         OWNERSHIP AND MANAGEMENT OF THE PA CONTRACTORS. The term PA Contractor, is used throughout this document to refer to an entity which has a contractual relationship with the Company but is not owned directly by AmeriPath. These entities can be a professional corporation or professional association, as permitted and defined in various state statutes. The PA Contractors operating in North Carolina, Wisconsin and Pennsylvania are owned by physicians affiliated with AmeriPath. To the extent permitted under applicable law, members of AmeriPath's executive management team who are also affiliated physicians own or control such PA Contractors. The affiliated physicians who own PA Contractors have entered into agreements with AmeriPath that (i) prohibit such affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances and (ii) require such affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events.

         The PA Contractors in Ohio and Indiana are owned by trusts. The beneficiary of such trusts is AmeriPath and the Trustees of such trusts are affiliated physicians. The PA Contractors operating in Texas are organized as not-for-profit 5.01(a) corporations, which are discussed in greater detail under the "Government Regulation" below. The sole member of the not-for-profit PA Contractors in Texas is AmeriPath.

         To the extent permitted by law, the officers and directors of the PA Contractors are members of AmeriPath's executive management team. However, in states where law prohibits such non-licensed physician personnel from serving as an officer or director of a PA Contractor, eligible affiliated physicians serve in such positions.

         Each PA Contractor is party to a long-term management agreement with one of the Company's Management Subsidiaries. Under the terms of these management agreements, AmeriPath provides all non-medical and administrative support services to the Practices including accounting and financial reporting, human resources, payroll, billing, and employee benefits administration. In addition, the management agreements give the Management Subsidiaries certain rights with respect to the management of the non-medical operations of the PA Contractors. The management agreements require the PA Contractors to pay a management fee to the applicable Management Subsidiaries. The fee structure is different for each Practice based upon various factors, including applicable law, and includes fees based on a percentage of earnings, performance-based fees, and flat fees that are adjusted from time to time.

         OPERATION OF PRACTICES GENERALLY. AmeriPath manages and controls all of the non-medical functions of the Practices. AmeriPath is not licensed to practice medicine. The practice of medicine is conducted solely by the affiliated physicians. In managing the Practices, the Board of Directors and management of AmeriPath formulate strategies and policies which are implemented locally on a day-to-day basis by each Practice, without regard to whether such practice is organized as a management or Practice Subsidiary or PA Contractor. Each Practice has a pathologist Managing Director who is responsible for overseeing the day-to-day management of the Practice, who report to one of four Regional Managing Directors, who in turn report to AmeriPath's Chief Operating Officer. AmeriPath's Medical Director and Chief Operating Officer, are physicians and develop and review standards for the affiliated physicians and their medical practices and review quality and peer review matters with each Practice's Medical Director (or a medical review committee). AmeriPath's Chief Operating Officer, a physician, oversees all employment matters with respect to affiliated physicians and staffing decisions at the Practices.

         HOSPITAL CONTRACTS AND LABORATORIES. The Practices typically contract with hospitals to exclusively provide pathology services. The Practices staff each hospital with at least one pathologist who generally serves as the Medical Director of the hospital laboratory and who facilitates the hospital's compliance with licensing requirements. The Practices are responsible for recruiting, staffing and scheduling the Practice's affiliated physicians in the local hospital's inpatient laboratories. The Medical Director of the laboratory is responsible for: (i) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (ii) serving as a liaison to the hospital administrators and medical staff; and (iii) maintaining professional and public relations in the hospital and the community. Several Practices have both outpatient laboratories and hospital contracts, which allow outpatient specimens to be examined by the hospital pathologists, enhancing the utilization of pathologists in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the Practices. Upon initiation, the hospital contracts typically have terms of one to five years and automatically renew for additional terms of one year unless otherwise terminated by either party. The contracts provide that the hospital may terminate the agreement prior to the expiration of the initial or renewal term. Loss of any particular hospital contract would not only result in a loss of net revenue to the Company, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. As of December 31, 1998, the Practices had contracts with 125 hospitals, of which the majority are exclusive, 29 of which are owned by Columbia/HCA Healthcare Corporation ("Columbia"), the country's largest publicly owned hospital company. No assurance can be given that such contracts with hospitals will not be terminated or that they will be renewed in the future.

         All of AmeriPath's outpatient laboratories are licensed and certified under the guidelines established by CLIA and applicable state statutes and are managed by a Medical Director of the laboratory. AmeriPath's corporate compliance, quality assurance and quality improvement programs are designed to assure that all laboratories and other operations are in compliance with applicable law.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that its increasing integration and consolidation of its laboratory information, billing and collections and financial reporting systems enables it to monitor the operations of the Practices, enhance utilization of the pathologists, develop practice protocols and archives and provide the Company with a competitive advantage in negotiating national clinical laboratory and managed care contracts. Each of the Company's laboratories has a laboratory information system that enables laboratory personnel to track, process, report and archive patient biopsies and other specimens. The Company's systems include an outpatient billing software program at its Fort Lauderdale centralized billing operation, which are being utilized for the integration of outpatient billing for additional practices. The Company's computer systems are in the process of being upgraded, where necessary, for Year 2000 compliance. The Company has installed a complete general ledger and financial reporting system to handle accounting for the Practices and to facilitate the consolidation of accounting and financial information. In 1997, the Company started to implement the accounting software in all existing locations, completing implementation in the first quarter of 1998. During 1998, the Company attempted to implement the accounting and financial software as soon as possible following the acquisition closing date. As of January 1999, the Company completed the accounting software implementation for all of the 1998 acquisitions. There can be no assurance that all of the computer systems, upon which the Company is dependent, will become compliant in a timely manner; or, that such lack of compliance will not have an adverse effect on the Company's systems, results of operations or financial position.

         The Company invested approximately $1.5 million and $1.3 million in information systems during the years ended December 31, 1998 and 1997, respectively. It plans to invest additional amounts necessary to bring all major systems substantially up to Year 2000 compliance by June 30, 1999, to further increase the capacity of its centralized outpatient billing system and financial information system at its Fort Lauderdale billing operation, and to develop a plan for a company-wide laboratory information system. Each of AmeriPath's laboratories has a management information system and modern laboratory instrumentation that enables laboratory personnel to track, process, report and archive biopsies and other specimens. The Company intends to complete a comprehensive plan for an integrated management information system its practices in 1999.

SALES AND MARKETING

         OUTPATIENT MARKET. The Company's marketing efforts are focused on physicians, hospital and outpatient surgery center administrators, national clinical laboratories and managed care organizations. Prior to being acquired by the Company, the practices' marketing efforts were primarily based upon the professional reputations and individual efforts of the pathologists. The Company believes that there is an opportunity to capitalize on these professional reputations by hiring experienced personnel and utilizing professional sales and marketing techniques. Historically, some of the outpatient practices marketed outpatient services primarily to dermatologists, over a broad geographic area including neighboring states. The Company continues to expand its sales force with additional sales personnel and management staff to accommodate new acquisitions as well as increase same store growth. These field representatives are supervised by regional sales managers who coordinate the implementation of regional contracting efforts, leverage operational capabilities, support national sales strategies and provide ongoing training and field sales support. The Regional Sales Managers report to a National Director of Sales to insure the implementation of consistent and effective sales activities nationwide. The sales and marketing staff also includes directors of marketing, hospital contracting and managed care. The Director of Managed Care directs regional managed care specialists in negotiating additional, as well as more profitable contracts. All departmental directors report to the Company's Vice President of Sales and Marketing.

         In 1998, the Company added a Director of National Accounts and Hospital Development to coordinate a national sales effort directed at mid-size hospital facilities. Through contracting with multi-hospital systems, the Company can position itself as the single source provider of pathology services allowing hospitals to consolidate their numerous pathology contracts. The Company's marketing and promotion efforts are directed toward consolidating the pathology contracts of these multi-hospital systems on a local and regional basis, thereby facilitating a more efficient and effective operation of multiple diagnostic laboratories owned by these systems. In addition to the hospital development effort, this Director will also assist in creating new business models in partnering with the national clinical laboratories.

         NATIONAL CLINICAL LABORATORY MARKETING. The national clinical laboratories, principally the three major ones, SmithKline, Quest Diagnostics (formerly known as Corning Clinical Laboratories), and Laboratory Corporation of America Holdings ("LabCorp") contract with managed care organizations to provide clinical laboratory services, as well as anatomic pathology and cytology services. Their contracts with managed care organizations are typically capitated. Ten Practices have exclusive subcontracts with one of the three national clinical laboratories to provide anatomic pathology and cytology services in a defined geographic area. Under these contracts, which typically run from one to three years with automatic renewals unless terminated earlier, the Practices bill the national clinical laboratories on a discounted fee for service basis. The reduced fee is offset by the national clinical laboratories provision of courier services, supplies, and reduced billing costs and lower bad debts, since the national clinical labs bear the collection risks. The Company is directing its marketing efforts to national clinical laboratories to expand these contracts on a regional basis to additional practices as well as to enter into new contracts. At the same time the Company is seeking to secure new contracts and expand existing provider contracts with managed care organizations for the provision of anatomic pathology services directly to their members. In February 1999, SmithKline Beecham announced the sale of its clinical laboratories unit to Quest Diagnostics ("Quest"), which will give Quest the leading position in the $30 billion clinical testing industry. This makes Quest twice as large as its nearest competitor. The Company has contracts with both SmithKline and Quest, often in areas where the two do not compete directly. It is too soon to assess the impact of the acquisition on the Company's operations or contracts with SmithKline and Quest. However all indications are that the combined entity will maintain it's relationship with pathology service providers, and will consolidate the number of providers it uses. Since AmeriPath is one of their largest providers of pathology services, it places AmeriPath's pathologists in a very competitive position, however, there is no assurance that we will maintain these relationships in the future.

         The Company is prepared to negotiate flexible arrangements for the Practices with managed care organizations, including discounted fee-for-service or capitated contracts. The Company does not believe that contracting directly with managed care organizations will adversely affect the Company's relationships with the national clinical laboratories because anatomic pathology services are generally not part of a national clinical laboratory's core business.

CLIENT AND PAYOR RELATIONSHIPS

         The Practices also provide services to a wide variety of other healthcare providers and payors including physicians, government programs, indemnity insurance companies, managed care organizations and national clinical laboratories. Physicians who are not affiliated with a hospital or managed care organization are a principal source of business. Fees for anatomic pathology services rendered to physicians are billed either to the physicians, the patient or to the patient's third party payor.

CONTRACTS AND RELATIONSHIPS WITH AFFILIATED PHYSICIANS

         The Company employs pathologists, or manages the PA Contractors who employ pathologists, to provide medical services in hospitals and in other inpatient and outpatient laboratories. Pathologist employment agreements typically have terms of three to five years and generally can be terminated at any time upon 60 to 180 days notice. The pathologists generally receive a base salary, fringe benefits, and an incentive performance bonus. In addition to compensation, the Company provides its pathologists with uniform benefit plans, such as disability, life and group health insurance and medical malpractice insurance. The pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in pathology. The Company is responsible for billing patients, physicians and third party payors for services rendered by the pathologists. Most of the agreements prohibit the physician from competing with the Company within a defined geographic area and prohibits solicitation of pathologists, other employees or clients of the Company for a period of one to two years after termination of employment.

         The Company's business is dependent upon the recruitment and retention of pathologists, particularly those with subspecialties, such as dermatopathology. While the Company has been able to recruit (principally through practice acquisitions) and retain pathologists, no assurance can be given that the Company will be able to continue to do so successfully or on terms similar to its current arrangements. The relationship between the Company's pathologists and their respective local medical communities is important to the operation and continued profitability of the Practices. In the event that a significant number of pathologists terminate their relationships with the Company or become unable or unwilling to continue their employment, the Company's business would be materially and adversely affected.

         The experience and specialized certifications of the Company's affiliated physicians provide opportunities for immediate consultation in complex cases among the internal network of affiliated physicians. Pathology is a specialized field of medicine and is a core requirement in a dermatologist's training. Through teaching at medical institutions, the Company's affiliated physicians have an opportunity to develop a reputation and following among residents and practicing physicians. Several affiliated physicians have teaching positions with universities or affiliations with other educational institutions for the training and continuing medical education of physicians, particularly dermatologists.

GOVERNMENT REGULATION

         The Company's business is subject to a myriad of governmental and regulatory requirements relating to healthcare matters as well as laws and regulations that relate to business corporations in general. The Company believes that it exercises care to structure its practices and arrangements with hospitals and physicians to comply with relevant federal and state law and believes that such current arrangements and practices do comply with applicable statutes and regulations. However, there can be no assurance that none of the Company's current or prior practices or arrangements could be found to be in noncompliance with law, or that such occurrence could not result in a material adverse effect on the Company.

         The Company derived approximately 29% and 22% of its collections for the years ended December 31, 1997 and 1998, respectively, from payments made by government sponsored healthcare programs (principally Medicare and Medicaid). The decrease in the percentage of collections attributable to government sponsored healthcare programs resulted primarily from the acquisition of practices outside Florida, with smaller Medicare populations. These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect the Company's financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid also could result in payment reductions. Although governmental payment reductions have not materially affected the Company in the past, it is possible that such changes in the future could have a material adverse effect on the Company's financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be treated by managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to the Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for the Company in that state if the Company were not selected as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs could occur. The Company expects that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

         In connection with practice acquisitions, the Company performs certain due diligence investigations with respect to the potential liabilities of acquired practices and obtains indemnification with respect to certain liabilities from the sellers of such practices. Nevertheless, there can be undiscovered claims which subsequently arise and there can be no assurance that any liabilities for which the Company becomes responsible (despite such indemnification and any available insurance) will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, the Company, through its Corporate Compliance Program, regularly reviews the Practices' compliance with federal and state healthcare laws and regulations and revises as appropriate the operations, policies and procedures of its Practices to conform with the Company's policies and procedures and applicable law. While the Company believes that the operations of the Practices prior to their acquisition were generally in compliance with such laws and regulations, there can be no assurance that the prior operations of the Practices were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although the a Company maintains an active compliance program, it is possible that the government might challenge some of the current practices of the Company as not being in full compliance with such laws. A violation of such laws by a practice could result in civil and criminal penalties, exclusion of the physician, the practice or the Company from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

         FRAUD AND ABUSE. Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or (ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs. Violations of federal anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare and Medicaid programs. Several states have laws that are similar.

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

         SELF-REFERRAL AND FINANCIAL INDUCEMENT LAWS. The Company is also subject to federal and state statutes and regulations banning payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. The federal Stark Bill applies to Medicare and Medicaid. State statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a simple requirement that physicians or other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of the Company's relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

         Physicians affiliated with the Company may have financial relationships with the Company, as defined by Stark, in the form of compensation arrangements, ownership of Company shares, contingent promissory notes with the Company, or a combination of the above. With respect to compensation arrangements, the Company believes that existing arrangements are structured to comply with an applicable exception. With respect to the ownership of shares, the Company believes that the ownership of Company shares by physicians should fall within the publicly traded stock exception to the Stark law's definition of financial relationship. However, the physician owned shares do have a transfer restriction and, as a result, the government could take the position that the exception is not met. The contingent notes held by some physicians do not meet an exception to the Stark law's definition of financial relationship. In either case, however, the Company believes that its current operations comply with the Stark law because physicians affiliated with the Company ordinarily do not make referrals and in any event have been instructed, and are believed to be following such instructions, not to make referrals to the Company. To the extent physicians affiliated with the Company may make a referral to the Company and a financial relationship exists between the Company and the referring physician through either the ownership of Company shares or contingent notes, the government might take the position that the arrangement does not comply with the Stark Bill.
Any such finding could have a material adverse impact on the Company.

         GOVERNMENT INVESTIGATIONS OF HOSPITALS AND HOSPITAL LABORATORIES. Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, Columbia is under investigation with respect to such practices. The Company operates laboratories on behalf of and has numerous contractual agreements with hospitals, including, as of December 31, 1998, 29 pathology service contracts with Columbia hospitals. The government's investigation of Columbia could result in a governmental investigation of one or more of the Company's operations that have arrangements with Columbia. In addition, the Office of the Inspector General and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which the Company operates hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by the Company. Although the Company monitors its billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and there can be no assurance that governmental investigators will not take positions that are inconsistent with the Company's or industry practices. The government's investigations of entities with which the Company contracts may have other effects which could materially and adversely affect the Company, including termination or amendment of one or more of the Company's contracts or the sale of hospitals potentially disrupting the performance of services under such contracts.

         CORPORATE PRACTICE OF MEDICINE. The Company is not licensed to practice medicine. The practice of medicine is conducted solely by its licensed pathologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where the Company is not permitted to directly own a medical practice, the Company performs only non-medical and administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. See discussion "AmeriPath Corporate Structure; Owned and Affiliated Practices; Hospital Contracts and Laboratories" on page 6.

         Based on the advice of the Company's various state health care regulatory counsel, the Company believes that it currently is in material compliance with the corporate practice laws in the states in which it operates. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, the Company, and its pathologists could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure their contractual and other arrangements. Alternatively, some of the Company's existing contracts could be found to be illegal and unenforceable. In addition, expansion of the operations of the Company to other "corporate practice" states may require structural and organizational modification of the Company's form of relationship with physicians, PA Contractors or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations.

         MEDICARE FEE SCHEDULE PAYMENT FOR CLINICAL DIAGNOSTIC LABORATORY TESTING. Medicare reimburses hospitals based on locality-specific fee schedules on the basis of a reimbursement methodology with Consumer Price Index ("CPI") related adjustments. Medicare includes payment for services performed for clinical diagnostic laboratory inpatients within the prospectively determined Diagnosis Related Group rate paid to the hospital. Additionally, state Medicaid programs may pay no more than the Medicare fee schedule amount. Congress also has implemented a national cap on Medicare clinical diagnostic laboratory fee schedules. This national cap has been lowered nearly every year and now is 74% of the national median. In addition, Congress frequently has either limited or eliminated the annual CPI adjustments of the Medicare clinical diagnostic laboratory fee schedules. The Omnibus Budget Reconciliation Act of 1993 eliminated the adjustment for the years 1994 and 1995. In 1996 and 1997, however, the fee schedule adjustments were 3.2% and 2.7%, respectively. Even these modest increases were reduced in some areas due to a recalculation of national medians and by conversion in some carrier areas to a single statewide fee schedule. In the Balanced Budget Act of 1997 ("BBA"), Congress again eliminated the annual adjustments, this time for the years 1998 through 2002. The adjustment limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules could have a material adverse effect on the Company.

         Due to uncertainty regarding the implementation of the above-described Medicare developments, the Company currently is unable to predict their ultimate impact on the laboratory industry generally or on the Company in particular. Reforms may also occur at the state level (and other reforms may occur at the federal level) and, as a result of market pressures, changes are occurring in the marketplace as the number of patients covered by some form of managed care continues to increase. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale, more favorable purchase contracts and greater operational efficiencies. However, if further substantial price decreases (for example, arising from the proposed Medicare changes discussed above) or coverage changes were to occur, or if the government were to seek any substantial repayments or penalties from the Company, such developments would likely have an adverse impact on gross profits from the Company's testing services unless management had an opportunity to mitigate such impact. In that regard, see "Reevaluations and Examination of Billing" below, which describes a potentially adverse governmental refund claim that arose in 1998 but was successfully defended by the Company.

         REEVALUATIONS AND EXAMINATION OF BILLING. Payors periodically reevaluate the services they reimburse. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would have an adverse affect on the Company's revenues and earnings.

         Moreover, in recent months the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests which comprise only a small part of the Company's revenues. Although the scope of this initiative could expand, it is not possible to predict whether or in what direction the expansion might occur. The Company believes its practices are proper and do not include any allegedly improper practices now being examined. However, no assurance can be given that the government will not broaden its initiative to focus on the type of services furnished by the Company or, if this were to happen, on how much money, if any, the Company might be required to repay.

         Furthermore, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and Operation Restore Trust have strengthened the powers of the Office of the Inspector General ("OIG") and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG is currently expanding the scope of its healthcare audits and investigations. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at the Company's facilities.

         An inspection was conducted in April 1997 at the Company's laboratory facility in Fort Lauderdale, Florida by representatives of federal and state agencies (Medicare (Florida) Program Safeguards ("MPS")) under Operation Restore Trust, regarding the Company's 1996 Medicare billing practices. As a result of the 1997 inspection, in 1998 MPS attempted a recoupment of $2.95 million in alleged Medicare overpayments for use of an inappropriate procedure code. The government alleged that many of the skin biopsies performed by the Company should have been coded as an 88304, rather than the 88305 code used by the Company. The Company mounted a vigorous protest and defense and argued that its coding practice and procedure codes were accurate and consistent with accepted CPT code assignment guidelines in effect since 1992. As support for its position, the Company provided MPS with the reports of reputable coding experts that independently concluded that the Company's coding practices were in conformity with accepted CPT assignment guidelines. After review of the Company's position and the studies presented by the Company, MPS determined that $204.05 was due as a result of improper documentation. MPS concluded that no fraud or intentional abuse was demonstrated. AmeriPath promptly paid the $204.05 and resolved the matter.

         Due to the uncertain nature of coding for pathology services, the Company cannot assure that issues such as those addressed in the 1997 Operation Restore Trust investigation will not arise again. If a negative finding is made as a result of such an investigation, the Company could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on the operating results and financial condition of the Company.

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

         LABORATORY COMPLIANCE PLAN. In February 1997, OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust, initiated in 1995. The Company adopted and maintains a compliance plan, which includes components of OIG's model compliance plan, as the Company deemed appropriate to the conduct of its business. The Company's Vice President of Human Resources serves as the Company's Compliance Officer, who reports directly to the Board of Directors. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business, they could affect physician test ordering habits more broadly. The Company is unable to predict whether or to what extent these developments may have an impact on the utilization of the Company's services.

          ANTITRUST LAWS. In connection with the corporate practice of medicine laws discussed above, the physician practices with which the Company is affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from the Company and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, the Company also is seeking to acquire or affiliate with established and reputable practices in its target geographic markets. The Company believes it is in compliance with these laws and intends to comply with any state and federal laws that may affect its development of integrated healthcare delivery networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not adversely affect the operations of the Company and its affiliated physician groups.

         NEW CRIMINAL PENALTIES. HIPAA created criminal provisions, which impose criminal penalties for fraud against any health care benefit program for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal health care offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs as well. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, the Company currently is unable to predict their ultimate impact on the Company. If the government were to seek any substantial penalties against the Company, this could have a material adverse effect on the Company.

         LICENSING. CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories (wavered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. The Company's outpatient laboratories are licensed by CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of tests results, establish quality control systems, have proficiency testing conducted by approved agencies and have biennial inspections. The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than federal law. For example, some state laws require that laboratory personnel meet certain qualifications, specify certain quality controls, maintain certain records and undergo proficiency testing.

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

INSURANCE

         The Company's business entails an inherent risk of claims of physician professional liability for acts or omissions of its physicians and laboratory personnel. The Company and its physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. The Company has consolidated its physician professional liability insurance coverages with Steadfast Insurance Company (Zurich-American), whereby each of the pathologists is insured under claims-made policies with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with the Company in surplus coverage of up to $16.0 million per occurrence, and $20.0 million in the aggregate. The policy also provides "prior acts" coverage for each of the physicians with respect to the practices prior to their acquisition by the Company. Further, the Company has provided reserves for incurred but not reported claims in connection with its claims-made policies. The terms of the purchase agreements relating to each practice acquisition contain certain limited rights of indemnification from the sellers of the practices. The Company also maintains property and umbrella liability insurance policies. While the Company believes it has adequate professional liability insurance coverage for itself, and physicians, there can be no assurance that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, the Company's insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against the Company, a management or Practice Subsidiary, a PA Contractor or an affiliated physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

         The markets for the services provided by the Company, its Practices and pathologists are in the provision of physician practice management services to pathology practices and the provision of pathology and cytology diagnostic services. Competition may result from other anatomic pathology practices, companies in other healthcare industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or pathology physician practice management companies that may enter the Company's markets, some of which may have greater financial and other resources than the Company.

         With respect to physician practice management services, the Company believes that the principal competitive factors are the Company's pathologist leadership, and single specialty focus, sales and marketing expertise, its administrative support capabilities (billing, collections, accounting and financial reporting, information systems, and human resources). The Company believes that the infrastructure it is building provides a competitive advantage in such markets. To date, the Company has not experienced significant competition in its primary market areas. However, it does compete with several other companies, and such competition can reasonably be expected to increase. In addition, companies in other healthcare segments, such as hospitals, national clinical laboratories, third party payors, and HMO's, many of which have greater financial resources may become competition in the employment and managers of pathology practices. The Company competes for acquisitions and affiliations on the basis of the reputation of the Practices, its management experience, its status and resources as a public company and its single focus on anatomic pathology. There can be no assurance that the Company will be able to compete effectively or that additional competitors will not enter the Company's markets or make it more difficult for the Company to acquire or affiliate with practices on favorable terms.

SERVICE MARKS

         The Company has registered the service mark "AmeriPath" and the AmeriPath logo with the United States Patent and Trademark Office.

EMPLOYEES

         At December 31, 1998, the Company's employees totaled 1,346, including 226 physicians. The Company's employees include 459 laboratory technicians, 92 couriers and 569 billing, marketing, transcription and administrative staff, of which 67 personnel are located at the Company's executive offices. None of the Company's employees or prospective employees is subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

         The Company leases its executive offices located in Riviera Beach, Florida (approximately 12,000 square feet) and its centralized billing office in Fort Lauderdale, Florida (approximately 13,000 square feet) and leases 37 other facilities: 20 in Florida, two in Alabama, two in Kentucky, three in Ohio, one in Mississippi, four in Texas, two in Pennsylvania, one in North Carolina, one in Indiana and one in Wisconsin. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. The 39 facilities encompass an aggregate of approximately 176,000 square feet, have an aggregate annual rent of approximately $1.4 million and have lease terms expiring from 1999 to 2003. As laboratory leases are scheduled to expire, the Company will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the Practice.

ITEM 3.  LEGAL PROCEEDINGS

         During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. These claims are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

         As further described above under "Government Regulation -Reevaluations and Examination of Billing", in November 1998 AmeriPath received (and publicly announced that it received) a request for a refund of $2.95 million from the MPS and the Company also announced that it was vigorously contesting the Medicare repayment. Following that announcement, seven class action lawsuits were filed against the Company and certain officers and directors on behalf of AmeriPath stockholders alleging, among other things, that the Company had violated securities laws because the Company allegedly had previously failed to properly disclose the use of improper billing procedures. Then in December 1998, the Company announced that Medicare, after further consideration of the Company's position, agreed with the Company and was withdrawing its request for the $2.95 million refund. As a result, AmeriPath insisted that all the plaintiff's dismiss their lawsuits against the Company without any payment from AmeriPath and that all class action plaintiffs publish notice to the class that they sought to represent that Medicare had withdrawn its refund claim and the plaintiffs would no longer be pursuing their actions against AmeriPath either on their own behalf or on behalf of any other shareholder. As of January 8, 1999, all seven of the class action lawsuits had been dismissed and the requested notices had been published.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         AmeriPath's Common Stock, is listed for quotation on the NASDAQ National Market System under the symbol "PATH". The following table sets forth, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System during the Company's fiscal quarters indicated below. The common stock first began trading on October 21, 1997. As of March 12, 1999, there were approximately 194 shareholders of record.

                                          HIGH                   LOW
                                          ----                   ---
Fourth Quarter 1997                      $19                   $15 5/8
First Quarter 1998                       $18 3/4               $14
Second Quarter 1998                      $18 13/16             $11 13/16
Third Quarter 1998                       $14 7/8               $10
Fourth Quarter 1998                      $14 5/8               $ 4 1/16

         The Company presently has no plans to pay any dividends on its common stock. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, any applicable restrictions under credit agreements existing from time to time and on such other factors as the Board of Directors may consider relevant. The terms of the Company's existing credit facility prohibit the payment of dividends without the lenders' consent.

         RECENT SALES OF UNREGISTERED SECURITIES

         Effective October 1, 1998, the Company completed the acquisition of Consultant Pathology Associates, Inc.("CPA") located in Youngstown, Ohio; and issued to the shareholders of CPA an aggregate of 195,160 shares of Common Stock. Effective November 3, 1998, the Company completed the acquisition of Pathology Consultants of Cleveland, Inc ("PCC"), located in Cleveland, Ohio, and issued to the shareholders of PCC an aggregate of 85,364 shares of Common Stock. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of such practices over a five year period. In conjunction with the purchase of PCC, an additional 23,930 shares of common stock were issued to the sellers in 1999.

         The above issuance of shares of Common Stock was exempt from registration under the Securities Act of 1933 pursuant to an exemption provided under Section 4(2).

ITEM 6.  SELECTED FINANCIAL DATA

         The selected Consolidated Financial Data set forth below have been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            1994          1995         1996         1997         1998
                                                            ----          ----         ----         ----         ----
Net revenue                                                $14,461       $16,024     $ 42,558     $108,406     $177,304
                                                           -------       -------     --------     --------     --------
Operating costs:
     Cost of services                                        7,026         8,517       20,106       48,833       78,460
     Selling, general and administrative
         expense                                             2,287         2,644        8,483       19,929       29,731
     Provision for doubtful accounts                         1,003         1,161        3,576       10,892       18,698
     Amortization expense                                      678           678        1,958        5,762        9,461
     Loss on cessation of clinical lab
         operations (1)                                         --            --          910           --           --
                                                           -------       -------     ---------    --------     --------
Total                                                       10,994        13,000       35,033       85,416      136,350
                                                           -------       -------     --------     --------     --------
Income from operations                                       3,467         3,024        7,525       22,990       40,954
Interest expense                                            (1,584)       (1,504)      (3,540)      (8,763)      (8,201)
Nonrecurring charge (2)                                         --            --           --       (1,289)          --
Other (expense) income, net                                    (46)          (46)        (431)         (96)          10
                                                           -------       -------     --------     --------     --------
Income before income taxes                                   1,837         1,474        3,554       12,842       32,763
Provision for income taxes                                     692           572        1,528        5,522       14,124
                                                           -------       -------     --------     --------     --------
Net income                                                 $ 1,145       $   902     $  2,026     $  7,320     $ 18,639
                                                           =======       =======     ========     ========     ========
Earnings per share data (3)

     Basic earnings per common share                                     $  0.39     $   0.53     $   0.80     $   0.92
                                                                         =======     ========     ========     ========
     Diluted earnings per common share                                   $  0.13     $   0.22     $   0.53     $   0.89
                                                                         =======     ========     ========     ========
     Basic weighted average shares outstanding                             1,426        3,115        8,773       20,339
                                                                         =======     ========     ========     ========
     Diluted weighted average shares outstanding                           7,200        9,014       13,879       21,038
                                                                         =======     ========     ========     ========

CONSOLIDATED BALANCE SHEET DATA:
DECEMBER 31,
(IN THOUSANDS)
                                                             1994          1995         1996         1997         1998
                                                             ----          ----         ----         ----         ----
Cash and cash equivalents                                  $   103       $    58     $  2,262     $    397     $    458
Total assets                                                20,836        20,034      157,854      269,227      361,947
Long term debt, including current
     portion                                                17,005        15,146       97,239       75,074      123,508
Redeemable equity securities (4)                             5,735         6,085       18,427           --           --
Stockholders' equity (deficit)                              (2,776)       (2,224)      12,693      144,817      177,824

----------------------
(1) In connection with the closing of a clinical operation in May 1996, the Company recorded a nonrecurring charge to operations aggregating $910,000, which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations. See Note 18 to the Consolidated Financial Statements.

(2) In the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily professional fees and printing costs, as a result of the postponement of the Company's planned initial public offering of Common Stock. See Note 19 to the Consolidated Financial Statements.


(3) Earnings per share for all periods are computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior reported earnings per share data have been restated in accordance with SFAS No. 128.

(4) For December 31, 1994, 1995 and 1996 amounts include Convertible Preferred Stock of $5.2 million plus accrued and unpaid dividends and at December 31, 1996 $12.2 million of Redeemable Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's results of operations and financial condition should be read together with the consolidated financial statements and other financial information included elsewhere in this Report.

GENERAL

         AmeriPath operates in a single operating segment as the largest integrated physician group practice focused on medical providers of anatomic pathology diagnostic services. The Company operates as a large group practice of pathologists in both hospital inpatient laboratories and outpatient independent laboratories.

         The pathologists provide diagnostic anatomic pathology and related histologic services with particular emphasis on dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood), and cytopathology (study of abnormalities of the cells), as well as surgical pathology (diagnostic services in connection with surgical procedures).

         Outpatient pathology services are performed in licensed freestanding, independent pathology laboratories owned and operated by the Company. Services performed are billed to patients, Medicare, Medicaid, other third party payors, national clinical laboratories and attending physicians primarily on a fee-for-service basis, which cover both the professional and technical components of such services.

         Inpatient pathology services are performed under exclusive contractual arrangements with hospitals. Net revenue for inpatient pathology services is dependent in large part on the level of inpatient admissions and outpatient surgeries performed at the hospitals. Such arrangements typically provide that a pathologist will provide diagnostic pathology services for the hospital's staff physicians and serve as the Medical Director of the hospital's laboratory with responsibility for the clinical laboratory and histology departments, as well as the hospital's blood banking and microbiology services.

         Achieving growth through acquisitions is one of the Company's principal business strategies. The following table depicts the Company's growth through acquisition activity:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                1996         1997         1998
                                                ----         ----         ----
         Number of practices acquired             11            5           15
         Pathologists, added                      79           45           93
         Outpatient laboratories, added           10            3            5
         Hospital contracts, added                47           28           47

         At December 31, 1998, the Company operated in ten states, with 226 pathologists providing services in 125 hospitals and 21 outpatient laboratories. Between January 1 and March 12, 1999, the Company acquired one additional pathology physician practice in Texas, adding 4 pathologists. The Company focuses on developing regional networks, such as in the state of Florida, and expanding the practices through its internal marketing efforts. The Company plans to pursue additional acquisitions inpatient and outpatient pathology practices in the foreseeable future, which represents a significant portion of its growth strategy as well as starting its own outpatient laboratories in target market areas and providing esoteric testing services.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances).

PERCENTAGE OF NET REVENUE
                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                         1996              1997             1998
                                                         ----              ----             ----
Net revenue                                             100.0%           100.0%            100.0%
                                                        -----            -----             -----
Operating costs:
     Cost of services                                    47.2             45.0              44.3
     Selling, general and administrative expense         19.9             18.5              16.8
     Provision for doubtful accounts                      8.4             10.0              10.5
     Amortization expense                                 4.7              5.3               5.3
     Loss on cessation of clinical lab operations         2.1               --                --
                                                        -----            -----             -----
              Total operating costs and expenses         82.3             78.8              76.9
                                                        -----            -----             -----
Income from operations                                   17.7             21.2              23.1
Interest expense                                         (8.3)            (8.1)             (4.6)
Nonrecurring charge                                        --             (1.2)               --
Other income (expense), net                              (1.0)             0.0               0.0
                                                        -----            -----             -----
Income before income taxes                                8.4             11.9              18.5
Provision for income taxes                                3.6              5.1               8.0
                                                        -----            -----             -----
Net income                                                4.8%             6.8%             10.5%
                                                        =====            =====             =====

         The Company completed the acquisition of fifteen Practices in 1998, five Practices in 1997, and eleven Practices in 1996, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between years were primarily due to these acquisitions.

         NET REVENUES

         The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic anatomic pathology services. Medicare reimbursement for these services represented approximately 29% and 22% of the Company's cash collections in 1997 and 1998, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

         /bullet/ Medicare and Medicaid reimbursements at annually established rates;
         /bullet/ payments from managed care organizations at discounted fee-for-service rates;
         /bullet/ negotiated reimbursement rates with other third party payors; /bullet/ rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and
         /bullet/ discounts and other allowances, principally from private pay accounts.

         In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. The Company also contracts with national clinical laboratories and is attempting to increase the number of such contracts to increase test volume. Since the majority of the Company's operating costs -- principally the compensation of physicians and non-physician technical personnel -- are primarily fixed, increases in volume, whether from indemnity or non-indemnity plans, enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of total net revenue.

         Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, the Company bills non-Medicare patients according to a fee schedule for what is referred to as clinical component professional charges. For Medicare patients, the pathologist is typically paid a Director's fee or "Part A" fee by the hospital. Reimbursement of these clinical component billing charges and "Part A" fees is coming under increased pressure for reduction from hospitals and third-party payors, and in the future the Company may sustain substantial decreases in these payments.

         Effective January 1, 1992, Medicare began reimbursing all physician services, including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which was to be fully phased in by 1996. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

         The Medicare RBRVS payment for each service is calculated by multiplying the total relative value units ("RVUs") established for the service by a Geographic Practice Cost Index (GPCI). The sum of this value is multiplied by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice expense RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

         In 1996, the Health Care Financing Administration ("HCFA") completed a five-year review of the work value component and, as a result, revised the work value amount assigned to many physician services. In addition, based on a default formula established by statute, the 1997 conversion factor for non-surgical services dropped 0.8% to $33.85. As part of its five-year review of the RBRVS system, HCFA recalculated all of the RBRVS weights. These revisions generally resulted in a further reduction in Medicare reimbursement. HCFA also reduced the number of physician fee schedule payment localities from 210 to 89, effective January 1, 1997. Because of all these changes, there was an overall decrease in reimbursement rates for pathology services of approximately 5.3% beginning January 1, 1997.

         With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor for 1998 of $36.69 in 1998. These changes effectively provided for an 8.3% increase in reimbursement in 1998.

         In 1997, HCFA published regulations that recalculated a key component of the RBRVS fee schedule. This recalculation modified the practice overhead expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense The implementation of resource based practice expense RVUs will begin in 1999, and will be phased in over the period 1999-2002. Also, in 1999 the physician fee schedule conversion factor was reduced by 5% from $36.69 in 1998 to $34.73 for 1999, because of a uniform budget-neutrality adjustment which provides that the relative value units of the Medicare physician fee schedule cannot cause expenditures to increase or decrease by more than $20 million from the amount of expenditures that would have been made if such adjustments had not been made. This requirement was implemented through a reduction in the conversion factor. The conversion factor is also affected by the elimination of the separate 0.917 budget-neutrality adjustment to the work relative value units and the adjustments made to the practice expense and malpractice relative value units to ensure that percentages of fee schedule allowed charges for work, practice expense and malpractice premiums equal the new percentages that those categories represent in the revised Medicare Economic Index ("MEI") weights. The MEI measures the weighted-average annual price change for various inputs needed to produce physician's services.

         HCFA also provided for a separate Pap smear interpretation be made for all smears that require interpretation by a pathologist beginning January 1, 1999. The amount of this reimbursement will be approximately $36.00 adjusted for the payor locality.

         The actual impact of the forgoing changes on Medicare pathology revenues will depend on the mix of pathology services furnished by the Company's pathologists, which we estimate will result in a reduction in Medicare reimbursement in 1999 in the range of from 1.5% to 3%. In prior years, the Company has been able to mitigate the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite these offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments anticipated under Medicare, will have a negative effect on the Company's average unit reimbursement. In addition, some of the other payors of the Company could adjust their reimbursement based on the revised Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

         Net revenue for 1998 increased by $68.9 million, or 63.6%, from $108.4 million for the year ended December 31, 1997, to $177.3 million for the year ended December 31, 1998. Of this increase, $59.4 million was attributable to the acquisitions the Company completed during 1997 and 1998. Same practice net revenue for 1998 increased by $9.5 million, or 10%. Same practice inpatient net revenue was relatively flat, while the same practice outpatient net revenue increased approximately 8%. In addition, the Medicare reimbursement increase, which was effective January 1, 1998, resulted in a 2% increase in same practice net revenue. Reference to same practice means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period and acquired hospital contracts and expanded ancillary testing services added to existing practices. During 1998, approximately $14 million, or 8%, of the Company's net revenue was from contracts with national labs including SmithKline, LabCorp and Quest. In addition, approximately 18% of the Company's net revenue comes from 29 Columbia hospitals. Generally, these contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

         Net revenue for 1997 increased by $65.8 million, or 155%, from $42.6 million for the year ended December 31, 1996, to $108.4 million for the year ended December 31, 1997. Of this increase, $65.7 million was attributable to the acquisitions the Company completed during 1996 and 1997. Same practice revenue decreased $16,000, which was due to a 1.3% increase in outpatient volume, offset by a 5.3% decrease in Medicare reimbursement for surgical biopsies (discussed above), which became effective on January 1, 1997.

         The percent of the Company's net revenue from outpatient and inpatient pathology services is presented below. The type and mix of business of the Company's Practices, inpatient or outpatient, which changes as a result of new acquisitions, and may affect the changes in the Company's operating costs, specifically the provision for doubtful accounts, as noted in the sections that follow.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
REVENUE TYPE                             1996         1997        1998
                                         ----         ----        ----
Inpatient                                 34%          45%         52%
Outpatient                                66%          55%         48%

         COST OF SERVICES

         Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services for 1998 increased by $29.7 million, or 60.7%, from $48.8 million for the year ended December 31, 1997, to $78.5 million for the year ended December 31, 1998. Of this increase, $24.6 million was attributable to the acquisitions the Company completed during 1997 and 1998, and $5.0 million was in same practice costs. Cost of services, as a percentage of net revenues, decreased from 45.0% in 1997 to 44.3% in 1998 due in part to cost and operational efficiencies and the Medicare price increase which went into effect January 1, 1998. Same practice cost of services increased $5.0 million from $44.3 million in 1997 to $49.3 million in 1998.

         Cost of services for 1997 increased by $28.7 million, or 143%, from $20.1 million for the year ended December 31, 1996 to $48.8 million for the year ended December 31, 1997. Of this increase, $24.5 million was attributable to the acquisitions the Company completed during 1996 and $4.6 million was due to the acquisitions the Company completed during 1997, offset by a $404,000 decrease in same practice costs. Cost of services, as a percentage of net revenues, decreased from 47.2% in 1996, to 45.0% in 1997, due primarily to the cost and operational efficiencies implemented in 1997. Same practice cost of services decreased $404,000, from $8.0 million in 1996 to $7.6 million in 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. Selling, general and administrative expense, as a percentage of net revenues, decreased from 18.5% in 1997 to 16.8% in 1998, as the Company imposed measures to control the growth in these costs and continued to spread these costs over a larger revenue base. An objective of the Company is to decrease these costs, as a percentage of net revenues. However, in 1999 these costs as a percentage of net revenues may increase as the Company completes its Year 2000 remediation, starts up the Center for Advanced Diagnostics and expands into new geographic areas such as the Northeast.

         Selling, general and administrative expense for 1998 increased by $9.8 million, or 49.2%, from $19.9 million for the year ended December 31, 1997, to $29.7 million for the year ended December 31, 1998. Of this increase, $6.7 million, or 69%, was attributable to the acquisitions the Company completed during 1997 and 1998. The remaining increase was due to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and to upgrade information systems.

         Selling, general and administrative expense, as a percentage of net revenues, decreased from 19.9% in 1996 to 18.5% in 1997, as the Company began to control the growth in these costs and continued to spread these costs over a larger revenue base. Selling, general and administrative expense for 1997 increased by $11.4 million, or 135%, from $8.5 million for the year ended December 31, 1996, to $19.9 million for the year ended December 31, 1997. Of this increase, $8.0 million, or 70%, was attributable to the acquisitions the Company completed during 1996 and 1997. The remaining increase was due to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and complete the conversion to an upgraded billing system.

         PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased by $7.8 million, or 71.7%, from $10.9 million for the year ended December 31, 1997, to $18.7 million for the year ended December 31, 1998. The provision for doubtful accounts, as a percentage of net revenue, was 10.0% and 10.5% for the years ended December 31, 1997 and 1998, respectively. This increase in the percentage of net revenue was primarily attributable to the acquisitions, principally the acquisition of inpatient hospital based practices, the Company completed during 1997 and 1998. Net revenue from inpatient services increased as a percentage of consolidated net revenue from 45% in 1997 to 52% in 1998. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

         The provision for doubtful accounts increased by $7.3 million, or 205%, from $3.6 million for the year ended December 31, 1996, to $10.9 million for the year ended December 31, 1997. The provision for doubtful accounts, as a percentage of net revenue, was 8.4% and 10.0% for the years ended December 31, 1996 and 1997, respectively. This increase in the percentage of net revenue was primarily attributable to the acquisitions the Company completed during 1997, which acquisitions increased the percentage of net revenue from services provided in hospitals.

         AMORTIZATION EXPENSE

         The Company's acquisitions completed in 1996, 1997 and 1998 resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets and goodwill, which include hospital contracts, physician client lists and laboratory contracts acquired in the acquisitions were approximately $233.8 million and $305.4 million at December 31, 1997 and 1998, respectively, representing approximately 86.8% and 84.4%, respectively, of the Company's total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are amortized over periods ranging from 10 to 40 years, with a weighted average of 31.5 years as of December 31, 1998. The Company amortizes goodwill on a straight-line basis over periods ranging from 15 to 35 years, with a weighted average of 33.0 years as of December 31, 1998. There can be no assurance that the value of intangible assets will ever be realized by the Company. On an ongoing basis, the Company makes an evaluation based on undiscounted cash flows to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Although at December 31, 1998 the net amortized balance of intangible assets was not considered to be impaired. Any future determination requiring the write off of a portion of unamortized intangible assets could have a material adverse effect on the Company's financial condition and results of operations.

         Amortization expense increased by $3.7 million, or 64.1%, from $5.8 million for the year ended December 31, 1997, to $9.5 million for the year ended December 31, 1998. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions the Company completed during 1998 and a full year of amortization from the acquisitions the Company completed during 1997. Amortization expense is expected to increase on an annual basis as a result of identifiable intangible assets and goodwill arising from acquisitions, and any contingent payments required to be made pursuant to the contingent notes issued in connection therewith. Amortization expense, as a percentage of net revenues, was 5.3% in 1997 and 1998.

         Amortization expense increased by $3.8 million, or 194%, from $2.0 million for the year ended December 31, 1996, to $5.8 million for the year ended December 31, 1997. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions the Company completed during 1997 and a full year of amortization from the acquisitions the Company completed during 1996. Amortization expense, as a percentage of net revenues, increased from 4.7% in 1996 to 5.3% in 1997.

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

         INTEREST EXPENSE AND OTHER EXPENSE, NET

         Interest expense decreased by $600,000, or 6.4%, from $8.8 million for the year ended December 31, 1997, to $8.2 million for the year ended December 31, 1998. The decrease was due in part to a reduction in the average indebtedness outstanding. In 1998 average indebtedness outstanding was $101.3 million, compared to average indebtedness of $103.5 million outstanding in 1997. In addition, the effective interest rate declined from 8.5% to 8.0% due to the reduction in the prime and LIBOR borrowing rates.

         Interest expense increased by $5.2 million, or 148%, from $3.5 million for the year ended December 31, 1996, to $8.8 million for the year ended December 31, 1997. This increase was attributable to indebtedness incurred to finance the acquisitions the Company completed during 1997 and 1996. The average indebtedness outstanding in 1997 was $103.5 million, as compared to average indebtedness of $42.6 million outstanding in 1996.

         INCOME TAX RATE

         The effective income tax rate was approximately 43.0% for the years ended December 31, 1996, 1997 and 1998, respectively. The effective tax rate is higher than the Company's statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital of $28.6 million, an increase of $16.5 million from the working capital of $12.1 million at December 31, 1997. The increase in working capital was due to increases in net accounts receivable of $12.6 million, current deferred tax assets of $2.7 million, prepaid taxes of $2.8 million and other current assets of $6.9 million, partially offset by an increase in accounts payable and accrued expenses of $2.9 million. The majority of these changes resulted from the acquisitions the Company completed during 1998. The Company manages its cash balances against amounts available under its revolving credit facility. Cash balances, for the most part, are managed on a zero-balance basis and all available cash flows are used to reduce outstanding debt in order to minimize interest cost.

         For the years ended December 31, 1998 and 1997, cash provided by operations was $21.7 million and $12.7 million, respectively. For the year ended December 31, 1998, cash flow from operations and borrowings under the Company's credit facility were used: (i) for capital expenditures aggregating $3.6 million; (ii) to fund the $55.3 million cash portion of the acquisitions the Company completed during 1998; (iii) to make additional payments of $11.6 million in connection with the Company's acquisition activities, including contingent note payments of $7.8 million; and (iv) to make $1.5 million in principal payments on long-term debt.

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

         During 1998, the Company acquired 15 anatomic pathology practices. Total consideration in connection with these acquisitions included cash of $55.3 million and approximately 1.5 million shares of common stock. Generally, the shares of common stock are restricted as to transfer, which restrictions lapse over three to five years, based solely on the passage of time. Subsequent to December 31, 1998, the Company acquired one additional practice. This acquisition was made, in part, with $1.0 million of cash. In addition, for the 1998 and 1999 acquisitions, the Company issued additional purchase price consideration in the form of contingent notes.

         At December 31, 1998, the Company had $78.9 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. As of December 31, 1998, $121.1 million was outstanding under the revolving loan with an annual effective interest rate of 6.48%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. At December 31, 1998, the Company believes that it is in compliance with the covenants of the credit facility. See Note 8 to the consolidated financial statements.

         In connection with the Company's acquisitions, the Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each Practice. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $148.2 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $77.9 million over the next three to five years. A lesser amount or no payments at all would be made if the maximum levels of operating earnings specified in each agreement are not met. Through December 31, 1998, the Company made contingent note payments and interest aggregating $9.3 million which amounts represent 59% of the maximum amount available. See Note 3 to the consolidated financial statements.

         Historically, the Company's capital expenditures have been primarily for laboratory equipment, management information systems and leasehold improvements. Total capital expenditures were $996,000, $3.2 million and $3.6 million in 1996, 1997 and 1998, respectively. During 1998, capital expenditures included approximately $1.5 million related to information systems, $1.0 million for laboratory equipment and $258,000 for leasehold improvements. During 1997, the Company spent approximately $600,000 for equipment and leasehold improvements to the Orlando facility to accommodate the expansion of its contract to provide anatomic pathology services to SmithKline which commenced in May 1997. The contract provides that the Company will maintain the appropriate personnel staffing levels to handle the estimated workload. The Company assesses and will continue to assess the capabilities of the various information systems acquired in connection with each of its acquisitions, and is in the process of replacing, upgrading and integrating certain of the systems into a single network. Planned capital expenditures for 1999 are estimated to be $3.5 million to$4.0 million, with priority being given to Year 2000 compliance and enhancements in billing, financial and lab information systems. Historically, the Company has funded its capital expenditures with cash flows from operations. For the years ended December 31, 1996, 1997 and 1998, capital expenditures were approximately 2.3%, 2.9% and 2.1% of net revenue, respectively. The Company is consolidating and integrating its financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. The Company believes, however, that such information systems enhancements will result in cost savings that may enable the Company to continue to fund its capital expenditures with cash flows from operations.

         The Company expects to continue to use the credit facility to fund acquisitions. The Company anticipates that funds generated by operations and funds available under the credit facility will be sufficient to meet working capital requirements and contingent note obligations, and to finance capital expenditures, and acquisitions over the next 12 months. Further, in the event payments under the contingent notes issued in connection with acquisitions become due, the Company believes that the incremental cash generated from operations would exceed the cash required to satisfy the Company's payment, if any, of the contingent obligations in any one year period. Such payments, if any, will result in a corresponding increase in goodwill and the related amount of amortization thereof in periods following the payment. Funds generated from operations and funds available under the credit facility may not be sufficient to implement the Company's longer-term growth strategy. The Company may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that the Company will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to the Company or at all.

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

         The Company is continually working to resolve the potential risks and concerns of the Year 2000 issue. The Company has made progress in assessing, remediating, testing and implementing systems to be Year 2000 ready. The Company has a comprehensive working assessment for both information technology and non-information technology systems covering the majority of its existing practices. When acquiring new practices, the Company will assess the Year 2000 risk and compliance as part of the due diligence process. The Company has substantially completed the assessment phase for most of its practices. The Company classifies all systems into categories of importance: mission-critical, business critical and non-critical. The Company plans to complete its remediation, validation and implementation of its multi-phase plan by June 30, 1999.

         The Company's Year 2000 phases to correct most information technology and non-information technology systems are as follows:

         Awareness:        The continuous process of promoting awareness of the
                           Year 2000 issue across the Company, including communications to the management and Board of Directors.

         Assessment:       The assessment phase includes: (1) the physical
                           inventory of all information technology and non-information technology hardware, software and embedded systems; (2) the determination of whether hardware and software are Year 2000 ready or if remediation is required; (3) the determine of risk tradeoffs and contingencies needed; and (4) the determination of whether our business partners, vendors, and third-party payors are Year 2000 compliant.

         Remediation:      The installation of software or hardware upgrades,
                           replacements or renovations to be Year 2000 ready.

         Validation:       The generation of approved test plans, perform tests
                           and produce results for Year 2000 certification and signoff.

         Implementation:   Implementation of the Company's remediated systems
                           prior to 2000.

         The Company is also assessing the risks and contingencies for third-party payors, strategic partners, vendors, contracted hospitals, large commercial payors (e.g. Medicare, Blue Cross/Blue Shield and Cigna) and facility safety systems. The Company has initiated dialogue with its key vendors and customers, including hospitals and third-party payors, to determine the extent of any exposure that the Company may have with respect to failure on the part of such third parties to become Year 2000 compliant. The Company is working directly with strategic partners and third-parties to avoid business interruptions in the year 2000. There can be no assurance that the computer systems of such external parties upon which the Company is dependent, including third-party payors, will become compliant in a timely manner; or, that such lack of compliance will not have an adverse effect on the Company's systems, results of operations or financial position.

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

         The Company believes that the most likely worst risk scenario relating to the Year 2000 could impact diagnosis reporting or bill generation causing strategic partners, payors and patients from receiving medical and billing information in a timely matter. The worst case scenarios could result in such things as decreased cash flows, claims rejection and untimely diagnostic reporting. The Company has developed contingency plans (i.e. identified alternate systems and processing capabilities) for any internal Company systems which are mission critical or business critical systems, if Year 2000 compliance is not achieved. The estimated Year 2000 costs include the contingency plans and workarounds. The worst case contingency scenarios for the Company systems could be the replacement of entire laboratory information or billing systems that are unable to meet the Company's criteria of Year 2000 compliance.

         The costs associated with the Company's efforts to become Year 2000 compliant and the date it expects to complete the required modifications are based on management's current estimates. Such estimates reflect numerous assumptions as to future events, including the continued availability of required resources, the Year 2000 readiness of practices acquired in the future, the reliability of the compliance plans and actions of third parties and other factors. There can be no assurance that the final costs of the Year 2000 compliance project will not exceed the current estimates or that all systems, including those of planned acquisitions, will be compliant by the anticipated compliance date. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties. There can be no assurances that any failure in the Company's systems or third parties to be Year 2000 compliant will not have a material effect on the Company.

         QUALIFICATION OF FORWARD LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K that are not purely historical are (or contain) forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects, and the performance or achievements of the Company, to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the other information set forth in this Report, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; changes in coding; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, location and terms of additional practice acquisitions, affiliations and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition, management, affiliation and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions on labor and employment matters, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs; tax laws and the availability of appropriate media for marketing efforts. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under (Item 1) "GENERAL BUSINESS -- Anatomic Pathology; Industry Overview", " --Contracts and Relationships with Affiliated

Physicians", "-- Government Regulation", "-- Insurance", and "--Competition"; (Item 3) "LEGAL PROCEEDINGS"; and (this Item 7) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to $123.5 million of long term debt of the Company at December 31, 1998.

         In October 1998, the Company entered into two, two year, interest rate swap transactions which involved the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes.

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

         2.       FINANCIAL STATEMENT SCHEDULES:

                  Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

         3.       EXHIBITS:

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
2.1 Asset Purchase Agreement, dated February 13, 1998, by and among AmeriPath, Inc., Anatomic Pathology Associates, LLP, Robert P. Hooker, M.D., Ralph F. Winkler, M.D., Steven A. Clark, M.D., Edward R. Wills, M.D. Robin A. Helmuth, M.D., Garry A. Bolinger, M.D., T. Max Warner II, M.D., F. Donald McGovern Jr., M.D., Richard O. McClure, M.D., Ann Moriarty, M.D., Janis K. Fitzharris, M.D., Ph. D., James E. McDermott III, M.D., Robert A. Quirey, M.D., Isabelle A.
                  Buehl, M.D.*

3.1               AmeriPath's Amended and Restated Bylaws**

3.3 AmeriPath's Certificate of Amendment to the Amended and Restated Certificate of Incorporation**

10.1 Management Agreement by and between AmeriPath APA, L.L.C. and AmeriPath Indiana, Inc., dated February 1, 1998*

10.1              Amended and Restated 1996 Stock Option Plan*****

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

10.5 Employment Agreement, dated June 30, 1996, between AmeriPath and Alan Levin, M.D.**

10.6 Employment Agreement, dated as of September 30, 1996, between AmeriPath Florida and Alan Levin, M.D., as amended**

10.7 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Timothy Kilpatrick, M.D.**

10.8 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Les Rosen, M.D.**

10.9 Credit Agreement originally dated as of May 29, 1996 and amended and restated as of June 27, 1997, among AmeriPath, Inc., the subsidiaries of AmeriPath, Inc. from time to time party thereto, the lenders from time to time party thereto and Bank of Boston, N.A.**

10.10 Amended and Restated Credit Agreement dated as of April 28,1998, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders****

10.12 Stock Purchase Agreement, dated as of May 23, 1996, among AmeriPath, Inc., Derrick & Associates and the shareholders of Derrick & Associates**

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

10.37 Trust Agreement, dated August 29, 1997, between AmeriPath, Inc. and Jeffery A. Mossler, M.D.**

10.38 Management Agreement, by and between Colab, Inc. and AmeriPath Indianapolis, L.L.C., effective September 1, 1997**

10.39 Management Agreement by and between AmeriPath Texas, Inc. and DFW 5.01, effective September 1, 1997**

21.1              Subsidiaries of AmeriPath***

23.2              Independent Auditors' Consent of Deloitte & Touche LLP***

27.1 Financial Data Schedule for 12 months ended 1998 (for SEC use only.)***

----------------------------
* Incorporated by reference and filed with the AmeriPath Form 8-K, dated February 13, 1998.

** Incorporated by reference to the exhibit referenced and filed with the AmeriPath Form S-1 (File No. 333-34265), effective October 21, 1997, and the AmeriPath Form 8-A (File No. 000-22313), filed September 8, 1997.

***      Filed herewith.

**** Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 10-Q for the quarter ended June 30, 1999, dated August 14,1998.

***** Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

(B)      REPORTS ON FORM 8-K

                  A Current Report on Form 8-K, dated December 11, 1998, was filed by the Company with the Securities and Exchange Commission on December 11, 1998. The Form 8-K reported that on November 23, 1998, the Company had received a request for a refund of $2.95 million from Medicare (Florida) Program Safeguards ("MPS"). The Company successfully disputed the findings and on December 10, 1998, the Company announced that in light of additional information provided, MPS had decided not to hold the Company liable for the alleged overpayment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on March 22, 1998.

                                                AMERIPATH, INC.
                                                /s/      JAMES C. NEW
                                                         ------------
                                                         James C. New,
                                                         CHAIRMAN, PRESIDENT AND
                                                         CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                                     TITLE                                  DATE
---------                                     -----                                  ----
/s/      JAMES C. NEW                         Chairman, President,              March 22, 1999
         ---------------------------          and Chief Executive Officer
         James C. New

/s/      ROBERT P. WYNN                       Executive Vice President,         March 22, 1999
         ---------------------------          Chief Financial Officer
         Robert P. Wynn                       and Secretary

/s/      ALAN LEVIN, M.D.                     Chief Operating Officer           March 22, 1999
         ---------------------------          and Director
         Alan Levin, M.D.

/s/      THOMAS S. ROBERTS                    Director                          March 22, 1999
         ---------------------------
         Thomas S. Roberts

/s/      E. ROE STAMPS, IV                    Director                          March 22, 1999
         ---------------------------
         E. Roe Stamps, IV

/s/      C. ARNOLD RENSCHLER, M.D.            Director                          March 22, 1999
         ---------------------------
         C. Arnold Renschler, M.D.

/s/      TIMOTHY M. KILPATRICK, M.D.          Director                          March 22, 1999
         ---------------------------
         Timothy M. Kilpatrick, M.D.


AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

                                                                       PAGE
                                                                       ----
Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998        F-3 to F-4

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998                                      F-5

Consolidated Statements of Convertible Preferred Stock and
  Common Stockholders' Equity for the years ended
  December 31, 1996, 1997 and 1998                                      F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998                                      F-7

Notes to Consolidated Financial Statements                          F-8 to F-22

Schedules:

Schedule II - Valuation and Qualifying Accounts                         S-1

All other schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, convertible preferred and redeemable common stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed on the index on page F-1. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida

February 23, 1999

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           DECEMBER 31,
                                                           ------------
                                                      1997              1998
                                                    --------          --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $    397          $    458
   Accounts receivable, net                           23,520            36,090
   Inventories                                           268               526
   Deferred tax asset                                  1,667             4,409
   Prepaid income taxes                                   --             2,764
   Other current assets                                  865             1,787
                                                    --------          --------
              Total current assets                    26,717            46,034
                                                    --------          --------
PROPERTY AND EQUIPMENT, NET                            6,242             8,584
                                                    --------          --------
OTHER ASSETS:
   Goodwill, net                                     100,371           112,388
   Identifiable intangibles, net                     133,420           193,078
   Other                                               2,477             1,863
                                                    --------          --------
              Total other assets                     236,268           307,329
                                                    --------          --------
TOTAL ASSETS                                        $269,227          $361,947
                                                    ========          ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             DECEMBER 31,
                                                             ------------
                                                        1997              1998
                                                      --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $ 11,869          $ 16,127
   Current portion of long-term debt                     2,720             1,315
                                                      --------          --------
              Total current liabilities                 14,589            17,442

LONG-TERM LIABILITIES:
   Revolving loan                                        6,605           121,087
   Senior term loan                                     64,350                --
   Subordinated notes                                    1,399             1,106
   Deferred tax liability                               37,467            44,488
                                                      --------          --------
              Total liabilities                        124,410           184,123
                                                      --------          --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 10 and 13)

COMMON STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 30,000 shares
     authorized, 19,551 and 21,062 shares issued and
     outstanding at December 31, 1997 and 1998,
     respectively                                          196               211
   Additional paid-in capital                          134,590           148,943
   Retained earnings                                    10,031            28,670
                                                      --------          --------
              Total common stockholders' equity        144,817           177,824
                                                      --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $269,227          $361,947
                                                      ========          ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                                  ------------------------
                                                             1996           1997            1998
                                                          ---------      ---------       ---------
NET REVENUE                                               $  42,558      $ 108,406       $ 177,304
                                                          ---------      ---------       ---------
OPERATING COSTS:
   Cost of services                                          20,106         48,833          78,460
   Selling, general and administrative expense                8,483         19,929          29,731
   Provision for doubtful accounts                            3,576         10,892          18,698
   Amortization expense                                       1,958          5,762           9,461
   Loss on cessation of clinical lab operations                 910             --              --
                                                          ---------      ---------       ---------
      Total                                                  35,033         85,416         136,350
                                                          ---------      ---------       ---------
INCOME FROM OPERATIONS                                        7,525         22,990          40,954
Interest expense                                             (3,540)        (8,763)         (8,201)
Nonrecurring charge                                              --         (1,289)             --
Other (expense) income, net                                    (431)           (96)             10
                                                          ---------      ---------       ---------
Income before income taxes                                    3,554         12,842          32,763
Provision for income taxes                                    1,528          5,522          14,124
                                                          ---------      ---------       ---------
NET INCOME                                                $   2,026      $   7,320       $  18,639
                                                          =========      =========       =========
Basic Earnings Per Common Share:
           Basic weighted average shares outstanding          3,115          8,773          20,339
                                                          =========      =========       =========
           Basic earnings per common share                $    0.53      $    0.80       $    0.92
                                                          =========      =========       =========
Diluted Earnings Per Common Share:
           Diluted weighted average shares outstanding        9,014         13,879          21,038
                                                          =========      =========       =========
           Diluted earnings per common share              $    0.22      $    0.53       $    0.89
                                                          =========      =========       =========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND REDEEMABLE
COMMON STOCK AND COMMON STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                      CONVERTIBLE           REDEEMABLE                          ADDITIONAL
                                                    PREFERRED STOCK        COMMON STOCK         COMMON STOCK      PAID-IN  RETAINED
                                                    SHARES    AMOUNT     SHARES     AMOUNT   SHARES     AMOUNT    CAPITAL  EARNINGS
                                                    ------    ------     ------     ------   ------     ------    -------  --------
BALANCE, DECEMBER 31, 1995                           3,208   $ 6,085         --         --    1,426      $ 14    $ (3,605)  $ 1,367
   Conversion of convertible
     preferred Stock to common stock                  (120)     (207)        --         --      216         2         205        --
   Dividends paid on convertible
     preferred stock converted                          --       (32)        --         --       --        --          --        --
   Settlement of ALA contingent notes                   --        --         --         --      194         2         240        --
   Stock issued in connection with acquisitions         --        --         --         --    2,377        24      12,595        --
   Redeemable common stock issued in acquisitions       --        --      1,494   $ 12,210       --        --          --        --
   Stock issued for loan fees                           --        --         --         --       86         1         463        --
   Accrued dividends on convertible preferred stock     --       371         --         --       --        --          --      (371)
   Net income                                           --        --         --         --       --        --          --     2,026
                                                    ------   -------     ------   --------   ------      ----    --------   -------
BALANCE, DECEMBER 31, 1996                           3,088     6,217      1,494     12,210    4,299        43       9,898     3,022
   Accrued dividends on convertible preferred stock     --       311         --         --       --        --          --      (311)
   Dividends paid on convertible preferred stock        --    (1,330)        --         --       --        --          --        --
   Conversion of convertible
     preferred stock to common stock                (3,088)   (5,198)        --         --    5,559        56       5,143        --
   Common stock issued in initial public offering       --        --         --         --    5,835        59      83,388        --
   Conversion of redeemable common
     stock to common stock                              --        --     (1,494)   (12,210)   1,494        15      12,195        --
   Stock issued in connection with acquisitions         --        --         --         --    2,341        23      23,941        --
   Exercise of options                                  --        --         --         --       23        --          25        --
   Net income                                           --        --         --         --       --        --          --     7,320
                                                    ------   -------     ------   --------   ------      ----    --------   -------
BALANCE, DECEMBER 31, 1997                              --        --         --         --   19,551       196     134,590    10,031
   Stock issued in connection with acquisitions         --        --         --         --    1,484        15      13,981       --
   Exercise of options                                  --        --         --         --       27        --         263        --
   Tax benefit from stock options                       --        --         --         --       --        --         109        --
   Net income                                           --        --         --         --       --        --          --    18,639
                                                    ------   -------     ------   --------   ------      ----    --------   -------
BALANCE, DECEMBER 31, 1998                              --   $    --         --   $     --   21,062      $211    $148,943   $28,670
                                                    ======   =======     ======   ========   ======      ====    ========   =======

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                   1996               1997               1998
                                                                               --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  2,026           $  7,320           $ 18,639
   Adjustments to reconcile net income to net
     cash flows provided by operating activities:
        Depreciation and amortization                                             3,056              7,589             12,070
        (Gain) loss on disposal of assets                                           775                (17)                --
        Deferred income taxes                                                      (950)            (2,474)            (3,395)
        Provision for doubtful accounts                                           3,576             10,892             18,698
        Non-recurring charge                                                         --              1,289                 --
        Changes in assets and liabilities (net of effects of acquisitions):
          Increase in accounts receivable                                        (3,766)           (12,194)           (23,009)
          (Increase) decrease in inventories                                       (107)                 1               (258)
          Increase in other current assets                                         (632)               (93)            (3,430)
          (Increase) decrease in other assets                                    (1,426)               563                296
          Increase (decrease) in accounts payable and
            accrued expenses                                                     (2,001)              (206)             2,131
                                                                               --------           --------           --------
            Net cash flows provided by operating
              activities                                                            551             12,670             21,742
                                                                               --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                           (996)            (3,190)            (3,639)
   Cash paid for acquisitions and acquisition costs, net of cash acquired       (73,073)           (68,824)           (58,311)
   Payments of contingent notes                                                      --             (1,523)            (7,789)
                                                                               --------           --------           --------
            Net cash flows used in investing activities                         (74,069)           (73,537)           (69,739)
                                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                          --             86,831                 --
   Principal repayment on junior notes                                               --             (7,500)                --
   Principal repayment on senior notes                                               --             (3,500)                --
   Debt issuance costs                                                             (250)            (1,080)              (294)
   Offering costs                                                                  (992)            (3,548)                --
   Principal payments on long-term debt                                            (240)            (1,118)            (1,504)
   Net borrowings (payments) under revolving loan                                77,506            (75,048)            49,484
   Borrowing under term loan                                                         --             65,000                 --
   Note receivable from officer                                                    (270)               270                 --
   Dividends paid to convertible preferred stockholders                             (32)            (1,330)                --
   Tax benefit from stock options                                                    --                 --                109
   Issuance of common stock under stock option plan                                  --                 25                263
                                                                               --------           --------           --------
            Net cash flows provided by financing activities                      75,722             59,002             48,058
                                                                               --------           --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,204             (1,865)                61
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       58              2,262                397
                                                                               --------           --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  2,262           $    397           $    458
                                                                               ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                    $  2,856           $  9,027           $  7,759
   Income taxes                                                                $  2,835           $  7,713           $ 17,830

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BUSINESS AND ORGANIZATION

AmeriPath, Inc. ("AmeriPath" or "The Company") was incorporated in February 1996 to be the largest integrated physician group practice focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 32 physician practices located in ten states. The 226 pathologists employed by the Company provide medical diagnostic services in 21 outpatient laboratories owned and operated by the Company, and in 125 hospitals and associated outpatient surgery centers.

Anatomic and clinical pathology diagnostic services are provided under contractual arrangements with hospitals and in free-standing, independent laboratory settings. The contractual arrangements with hospitals vary, but essentially provide that, in exchange for physician representatives of the Company serving as the medical director of a hospital's anatomic and clinical laboratory operations, the Company is able to bill and collect the professional component of the charges for medical services rendered by the Company's pathologists. In some cases, the Company is also paid an annual fee for providing the medical director for the hospital's clinical laboratory. The Company also owns and operates outpatient pathology laboratories, for which it bills patients and third party payors, principally on a fee-for-service basis, covering both the professional and technical components of such services. In addition, the Company contracts directly with national clinical laboratories, principally on a fee-for-service basis.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies followed by the Company are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has the controlling financial interest by means other than the direct record ownership of voting stock, as discussed in Note 3. All significant intercompany accounts and transactions have been eliminated.

ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Because of the inherent uncertainties in this process, actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and the credit facility. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Approximately $16 million of the credit facility bears interest at a variable market rate, and thus has a carrying amount that approximates fair value. The remaining $105 million of the credit facility was subject to interest rate swaps as described in Note 8. The estimated fair value of the interest rate swaps was approximately $227 as of December 31, 1998. The estimated fair value of the Company's interest rate swaps was obtained from outside sources.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

INVENTORIES

Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost, determined on a first-in-first-out basis, or market.

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

INTANGIBLE ASSETS

The allocation of the purchase price of the 1998 acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

Identifiable intangible assets include hospital contracts, physician referral lists and laboratory contracts acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management based on independent consultants' reports performed to assist management in this determination and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

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

DEFERRED DEBT ISSUANCE COSTS

The Company incurred costs in connection with bank financing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the five year term. Such amounts are included in other assets in the consolidated balance sheet. Prior to 1998 the Company had deferred debt issuance costs in connection with other debt. These costs were written off in conjunction with the initial public offering in 1997.

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

Unbilled receivables, net of allowances, as of December 31, 1997 and 1998 amounted to approximately $2,135 and $3,296, respectively.

INCOME TAXES

The Company's provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES and represent the estimated future tax effects resulting from temporary differences between financial and tax reporting bases of assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective for fiscal years beginning after December 15, 1997. The Company has only one discernable reportable segment, based upon management reporting and the consolidated reporting structure.

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for the quarterly periods beginning after June 15, 1999. The Company has not completed the process of evaluating the impact from adopting SFAS No. 133. The Company is unable to disclose the impact that adopting SFAS No. 133 will have on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

3.       ACQUISITIONS

During 1998, the Company acquired fifteen anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $55,333 and 1,483,848 shares of common stock (aggregate value of $13,996). During 1997, the Company acquired five anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $67,880 and 2,247,139 shares of common stock (aggregate value of $23,114). In addition, the Company issued additional purchase price consideration in the form of contingent notes.

The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $148,171 over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $77,854 over the next three to five years. A lesser amount or no payments at all would be made if the maximum levels of operating earnings specified in each agreement are not met. Through December 31, 1998, the Company made contingent note payments aggregating $9,312, which represent 59% of the maximum amount available. Additional payments are accounted for as additional purchase price, which increases the recorded goodwill.

The following table presents for each of the 1997 and 1998 acquisitions, acquisition date, total consideration paid excluding the contingent payments, if any, number of shares of common stock issued by the Company, and maximum amount of the contingent payments remaining as of December 31, 1998.

                                                                                                            MAXIMUM
                                                                                                           REMAINING
                                                                                                           CONTINGENT
                                                                                   COMMON                   PAYMENT
                                                                     TOTAL          STOCK                   -------
                                                      DATE       CONSIDERATION     ISSUED             PERIOD
                                                    ACQUIRED         PAID         (SHARES)            (YEARS)       AMOUNT
                                                    --------         ----         --------            -------       ------
1997:
   CoLab Incorporated Professional
     Corporation, Microdiagnostics,
     P.C. and Anatomical Pathology
     Services, P.C                                   August 15      $32,542         850,390               4        $14,414
   Unipath Ltd. And Affiliates                       August 21       42,500       1,000,001               5         42,370
   Sturgis, Henderson & Proctor
     Pathology                                       August 29        3,050          60,417               4          3,222
   Essman Laboratory Physicians
     Jacksonville, P.A                              December 12      10,283         300,037               5          6,080
   The Dermatopathology Laboratory, P.C             December 15       2,619          36,294               5          2,570
1998:
   Anatomic Pathology Associates                    February 1       10,985         186,829               5          5,950
   Rhonda Porterfield, M.D.                           March 1           935                               5            935
   Consultant Physicians in Pathology                April 29         2,732
   Plains Pathology Associates                        June 1          6,199         182,320               5          4,945
   Southwest Pathology Associates                     June 1          8,277         205,210               5          8,345
   Indian River Pathology                             June 1          2,008          23,382               3          1,926
   RMC Pathology                                      June 1          1,021                               3            608
   Palms of Pasadena Pathology                         July           1,950                               5            560
   Severance & Associates                             July 3         14,971         564,577               5          7,920
   Shoals Pathology Associates                       August 18        2,648          17,277               5          2,740
   H. M. Jones Pathology                             August 19          836          23,729               5            319
   Texoma Pathology Associates, PA                   October 1        1,082                               5            710
   Consultant Pathology Associates, Inc.             October 1        9,607         195,160               5          7,186
   Susan R. Baker, Ph.D., M.D., PA                  October 20        2,680                               5          3,380
   Pathology Consultants of Cleveland, Inc.         November 3        3,397          85,364               5          2,817

During 1998, the Company made contingent note payments of $7,789 and other purchase price adjustments of $3,767 in connection with certain post-closing adjustments and acquisition costs. During the year ended December 31, 1997, the Company issued an additional 91,201 shares of common stock, valued at $821, and made contingent note payments of $1,523 and other purchase price adjustments of approximately $2,121 in connection with certain post-closing adjustments and acquisition costs.

The Company does not have technical majority ownership of the common stock of the practices in North Carolina, Ohio, Indiana, Texas and Pennsylvania. All of the common stock of the Ohio and Indiana PA Contractors is held in trust. AmeriPath is the sole beneficiary of each trust and receives all income from the trusts. The Company, at its sole discretion, can replace the trustees, withdraw any asset from the trusts, modify the terms of the trust agreements, or terminate the trusts, and direct the trustees to distribute income and any asset from the trusts. No assets of the trusts can be sold or otherwise disposed of without AmeriPath's consent.

In Pennsylvania and North Carolina, the shareholder of the practice is a physician affiliated with AmeriPath, who has entered into a shareholders' agreement restricting the transfer or other disposition of such shares by the shareholder, and granting the Company an exclusive and irrevocable option to require the shareholder to sell the shares for nominal consideration. Additionally, wholly-owned subsidiaries of the Company entered into 40-year management agreements with each of these practices, under which such subsidiaries provide all management and other non-medical services to these for a fee equal to the practice's net revenue less practice expenses, including physician salaries, which are fixed by employment agreements, and related professional expenses. Therefore, the Company is entitled to all of the net income of these practices.

Based on the provisions of the purchase agreements, trust agreements and management agreements, consolidation of the practices in North Carolina, Ohio, Indiana and Pennsylvania is required to present the Company's financial position and results of operations in conformity with generally accepted accounting principles because the Company has the controlling financial interest in these practices by means other than direct record ownership of voting stock. Accordingly, these acquisitions are accounted for as purchase business combinations and included in the consolidated financial statements.

In connection with the acquisitions in Texas, a wholly-owned subsidiary of the Company (the "Texas subsidiary") acquired all of the laboratory facilities, testing equipment and other assets used in connection with the pathology services performed by the Texas physicians. The Texas subsidiary employs all of the technical and non-technical administrative and support personnel. The Texas subsidiary has also entered into 40-year management services agreements with the Texas 5.01(a) non-profit corporation, under which it provides, on an exclusive basis, the technical laboratory services, management and all other non-medical practice services to its Texas 5.01(a) non-profit corporations which employ all of the physicians who are solely responsible for the provision of medical services. The Company is the sole member of the Texas 5.01(a) corporations, and appoints the members of the Board of Directors of the Texas 5.01(a) corporation. The Company has direct voting control over the 5.01(a) corporations and they are included in the consolidated financial statements.

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

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 1998. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 1997 and 1998 acquisitions for the years ended December 31, 1997 and 1998 after giving affect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1997. Such unaudited pro forma information is based on historical financial information with respect to the 1997 and 1998 acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the years ended December 31, 1997 and 1998 presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                                         PRO FORMA
                                                        DECEMBER 31,
                                                        ------------
                                                  1997                1998
                                                  ----                ----
Net revenue                                     $190,697             $202,505
                                                ========             ========
Net income                                      $ 16,275             $ 21,406
                                                ========             ========
Net income per share (diluted)                  $   0.96             $   0.98
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

                                                           DECEMBER 31,
                                                           ------------
Accounts receivable consisted of the following:      1997                1998
                                                     ----                ----

Gross accounts receivable                          $ 50,043            $ 79,738
Less:  Allowance for contractual
         and other adjustments                      (13,919)            (23,334)
       Allowance for uncollectible accounts         (12,604)            (20,314)
                                                   --------            --------
       Accounts receivable, net                    $ 23,520            $ 36,090
                                                   ========            ========

The Company grants credit without collateral to individual patients, most of whom are insured under third party payor agreements. The estimated mix of receivables from patients and third-party payors are as follows:

                                                        DECEMBER 31,
                                                        ------------
                                                 1997                 1998
                                                 ----                 ----
Government programs                              24.8%                19.9%
Third-party payors                               45.0                 45.9
Private pay patients                             21.0                 26.6
Other                                             9.2                  7.6
                                                -----                -----
                                                100.0%               100.0%
                                                =====                =====

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
Net revenue consisted of the following:      1996          1997          1998
                                             ----          ----          ----

Gross revenue                              $ 57,423      $148,698      $257,968
Less contractual and other adjustments      (14,865)      (40,292)      (80,664)
                                           --------      --------       --------
         Net revenue                       $ 42,558      $108,406      $177,304
                                           ========      ========      ========

A significant portion of the Company's net revenue is generated by the hospital-based practices through contracts with 47, 75 and 125 hospitals as of December 31, 1996, 1997 and 1998, respectively. Columbia / HCA Healthcare Corporation ("Columbia") owned 20, 25 and 29 of these hospitals as of December 31, 1996, 1997 and 1998, respectively. For the years ended December 31, 1997 and 1998, approximately 19%, 27% and 18%, respectively of net revenue was generated directly from contracts with hospitals owned by Columbia. Generally, these contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Although the Company, through the acquired practices, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

5.       PROPERTY AND EQUIPMENT

                                                        ESTIMATED          DECEMBER 31,
                                                       USEFUL LIFE         ------------
Property and equipment consisted of the following:       (YEARS)        1997         1998
                                                         -------        ----         ----
Laboratory, office and data processing equipment              5       $ 8,069      $12,665
Leasehold improvements                                        5         1,339        1,788
Furniture and fixtures                                        7         1,690        1,720
Mobile lab units                                              3            99          204
Automotive vehicles                                           3           613          921
                                                                      -------      -------
                                                                       11,810       17,298
Less accumulated depreciation                                          (5,568)      (8,714)
                                                                      -------      -------
Property and equipment, net                                           $ 6,242      $ 8,584
                                                                      =======      =======

Depreciation expense was $862, $1,543, and $2,292 for the years ended December 31, 1996, 1997 and 1998, respectively.

6.       INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows:

                                                                          AMORTIZATION PERIODS
                                                                                 (YEARS)
                                          DECEMBER 31,                           -------
                                          ------------                                   WEIGHTED
                                    1997               1998              RANGE            AVERAGE
                                    ----               ----              -----            -------
Hospital contracts              $ 91,250           $150,076              35-40               35.3
Physician client lists            43,321             50,701              17-30               21.3
Laboratory contracts               4,400              1,800                 10               10.0
Management agreements                --               2,481                 25               25.0
                                --------           --------
                                 138,971            205,058
Accumulated amortization          (5,551)           (11,980)
                                --------           --------
Balance, net                    $133,420           $193,078
                                ========           ========

Goodwill                        $103,475           $118,523              15-35               33.0
Accumulated amortization          (3,104)            (6,135)
                                --------           --------
Balance, net                    $100,371           $112,388
                                ========           ========

The amortization periods for the identifiable intangible assets were determined by the Company based on reports of independent consultants, performed to assist management in this determination. In determining these lives, the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

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

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                            DECEMBER 31,
                                                                            ------------
Accounts payable and accrued expenses consisted of the following:     1997               1998
                                                                      ----               ----
Accounts payable                                                   $ 1,946            $ 2,195
Accrued compensation                                                 4,603              4,582
Accrued acquisition costs                                            1,563              1,645
Accrued interest                                                       420                862
Income taxes payable                                                   505              2,109
Other accrued expenses                                               2,832              4,734
                                                                   -------            -------
                                                                   $11,869            $16,127
                                                                   =======            =======

8.       LONG-TERM DEBT

                                                                      DECEMBER 31,
                                                                      ------------
Long-term debt consisted of the following:                       1997              1998
                                                                 ----              ----
Credit Facility:
     Revolving loan                                             $ 6,605          $121,087
     Senior term loan                                            65,000
Subordinated notes issued and assumed in connection with
     acquisitions, payable in varying amounts through 2001,
     with interest at rates of 7% and 8%                          3,469             2,421
                                                                -------          --------
                                                                $75,074          $123,508
Less current portion                                             (2,720)           (1,315)
                                                                -------          --------
Long term debt, net of current portion                          $72,354          $122,193
                                                                =======          ========

At December 31, 1998 maturities of long term debt were as follows:

1999                                                               $  1,315
2000                                                                    517
2001                                                                    570
2002                                                                     19
2003                                                                121,087
                                                                   --------
Total                                                              $123,508
                                                                   ========

On June 26, 1997, the Company replaced its line of credit with a new revolving line of credit and term loan agreement (the "Credit Facility") with a syndicate of banks led by BankBoston N.A., as lender and agent (the "Agent"), which provided for borrowings of up to $150,000 in the form of: (i) a term loan of $65,000; and (ii) a revolving loan of up to $85,000 that may be used for working capital purposes (in an amount limited to 80% of the Company's eligible receivables), and to fund acquisitions if not otherwise used for working capital purposes.

On April 28, 1998, the Company amended its Credit Facility with the Agent. The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. The Company must comply with certain requirements as defined in the credit agreement to utilize the Credit Facility to fund acquisitions.

All outstanding advances under the Credit Facility are due and payable on April 30, 2003. Interest is payable monthly at variable rates which are based, at the Company's option, on the Agents' base rate (7.75% at December 31, 1998) or the Eurodollar rate plus a premium that is based on the Company's quarterly ratio of total debt to cash flow. The amended Credit Facility also requires a commitment fee to be paid quarterly equal to 0.25% of the annualized unused portion of the total commitment. The Company has used a portion of the funds available under the amended Credit Facility to refinance previously outstanding indebtedness, to fund acquisitions and for working capital purposes. The Company intends to use the remaining availability for its acquisition program and working capital.

In October 1998, the Company entered into two, two year, interest rate swap transactions which involved the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes.

The amended Credit Facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the Credit Facility. The Company believes that it is in compliance with all of the covenants at December 31, 1998.

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

10.      LEASE COMMITMENTS

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 14. Future minimum lease commitments consisted of the following at December 31, 1998:

         1999                                 $1,559
         2000                                  1,327
         2001                                  1,128
         2002                                    972
         2003                                    362
                                              ------
                                              $5,348
                                              ======

Rent expense under operating leases for the years ended December 31, 1996, 1997 and 1998 was $499, $1,093, and $1,412, respectively.

11.      OPTION PLAN

The Company's Stock Option Plan (the "Option Plan") provides for the grant of options to purchase shares of common stock to key employees and others. The plan provides that the option price shall not be less than the fair market value of the shares on the date of the grant. At December 31, 1998, 2,357,600 shares of common stock are reserved for issuance pursuant to options granted under the Option Plan. All options granted have 10 year terms and vest and become exercisable at the rate of 20% a year, following the date of grant.

The Company's Director Option Plan provides for the grant of options to purchase shares of common stock to Directors who are not employees of the Company. All options granted under the Director Option Plan have 10 year terms and are exercisable during the period specified in the agreement evidencing the grant of such Director Option. At December 31, 1998, 5,000 options have been granted under the Director Option Plan.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1996, 1997 and 1998:

                                             1996         1997           1998
                                             ----         ----           ----
Risk free interest rate                       6.9%         6.5%           6.5%
Dividend yield                                 --           --             --
Volatility factors                             --         47.0%         107.0%
Weighted average life (years)                 4.1          4.1            4.1

No volatility factors of the expected market price of the Company's common stock has been included for 1996 because the Company was a private entity when the options were granted. The estimated fair value of the options was immaterial in 1996, therefore, the Company has not provided pro forma net income or earnings per share information. Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1997 and 1998 were $7.08 and $10.65 respectively

The pro forma net income assuming the amortization of the estimated fair values over the option vesting period and diluted earnings per common share, had the fair value method of accounting for stock options been used, would have been as follows:

                                                 1997             1998
                                                 ----             ----
Pro forma net income                          $  7,248          $17,225
Pro forma diluted earnings per share          $   0.52          $  0.82

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

A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 31, 1998 is presented below:

                                                               OPTION PRICE PER SHARE
                                         NUMBER                ----------------------
                                        OF SHARES         LOW         HIGH        WEIGHTED
                                       ----------         ---         ----        --------
Outstanding December 31, 1995            252,000       $ 1.11       $ 1.67         $ 1.15
Granted in 1996                          360,011         1.67         1.67           1.67
Granted in 1996                          306,000         8.33         8.33           8.33
Granted in 1996                           72,000        10.00        10.00          10.00
Cancelled in 1996                        (19,800)        8.33        10.00           9.85
                                       ---------
Outstanding December 31, 1996            970,211         1.11        10.00           4.12
Granted in 1997                          258,000        10.00        10.00          10.00
Granted in 1997                           48,000        16.75        16.75          16.75
Cancelled in 1997                        (41,400)        8.33         8.33           8.33
Exercised in 1997                        (22,400)        1.11         1.11           1.11
                                       ---------
Outstanding December 31, 1997          1,212,411         1.11        16.75           5.78
Granted in 1998                          254,050        14.06        14.06          14.06
Granted in 1998                            2,000        16.13        16.13          16.13
Granted in 1998                            1,000        11.38        11.38          11.38
Cancelled in 1998                        (12,900)        8.33        16.75          11.45
Exercised in 1998                        (27,560)        8.33        10.00           8.98
                                       ---------
Outstanding December 31, 1998          1,429,001        $1.11       $16.75          $7.16
                                       =========

The following table summarizes the information about options outstanding at December 31, 1998:

                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-----------------------------------------------------------   -----------------------
                                    WEIGHTED
                                     AVERAGE       WEIGHTED                  WEIGHTED
                                    REMAINING       AVERAGE                   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER       EXERCISE
EXERCISE PRICES   OUTSTANDING      (IN YEARS)        PRICE    EXERCISABLE      PRICE
     $ 1.11         211,600            5.6          $ 1.11      164,800        $ 1.11
     $ 1.67         378,011            7.0          $ 1.67      154,804        $ 1.67
     $ 8.33         222,640            7.6          $ 8.33       70,360        $ 8.33
     $10.00         318,200            8.5          $10.00       69,600        $10.00
     $11.38           1,000            9.6          $11.38           --            --
     $14.06         248,050            9.4          $14.06           --            --
     $16.13           2,000            9.4          $16.13           --            --
     $16.75          47,500            8.9          $16.75        9,500        $16.75
                  ---------                                     -------
 $1.11 - $16.75   1,429,001            7.7          $ 7.16      469,064        $ 4.01
                  =========                                     =======

As of December 31, 1996 and 1997 exercisable options were 97,200 and 263,442, respectively.

12.      EMPLOYEE BENEFIT PLANS

The Company had a 401(k) retirement plan (the "401(k) Plan") which covered substantially all eligible employees. During 1996 and part of 1997, under the terms of the 401(k) Plan, employees were able to contribute up to greater of $9,500 or 15% of their compensation. Employer contributions were discretionary and during the year ended December 31, 1996, the Company elected not to make contributions to the 401(k) Plan.

Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans which cover substantially all eligible employees of the acquired practices. The Company has not made any contributions from the dates of acquisition through December 31, 1998.

Effective July 1, 1997, the Company consolidated the previous plans into a new qualified 401(k) retirement plan covering substantially all eligible employees as defined in the 401(k) plan. The new Plan requires employer matching contributions equal to 25% of the employees' contributions up to a maximum of one thousand dollars per employee. The Company expensed matching contributions aggregating $219 and $379 to the new plan in 1997 and 1998, respectively.

13.      COMMITMENTS AND CONTINGENCIES

LIABILITY INSURANCE -- The Company is insured with respect to general liability and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted.

HEALTHCARE REGULATORY ENVIRONMENT AND RELIANCE ON GOVERNMENT PROGRAMS -- The healthcare industry in general, and the services that the Company provides are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

INTERNAL REVENUE EXAMINATIONS -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax year ended December 31, 1996. As the examination is in its preliminary stages and the IRS has not issued any notice of proposed adjustments relating to the Company, the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

MEDICARE PROGRAM SAFEGUARDS -- An inspection was conducted in April 1997 at the Company's laboratory facility in Fort Lauderdale, Florida by representatives of federal and state agencies (Medicare (Florida) Program Safeguards ("MPS")) under Operation Restore Trust, regarding the Company's 1996 Medicare billing practices. As the result of the 1997 inspection, in 1998 MPS attempted to recoup $2.95 million in alleged Medicare overpayments for use of an improper procedure code. The government alleged that many of the skin biopsies performed by the Company should have been coded as an 88304, rather than the 88305 code used by the Company. The Company mounted a vigorous protest and defense and argued that its coding practice and procedure codes were accurate and consistent with accepted CPT code assignment guidelines. As support for its position, the Company provided MPS with the reports of two reputable coding experts who independently concluded that the Company's coding practices were in conformity with accepted CPT assignment guidelines. After review of the Company's position and the studies presented by the Company, MPS determined that $204.05 was due as a result of improper documentation. MPS concluded that no fraud or intentional abuse was demonstrated. AmeriPath promptly paid the $204.05 to resolve the matter.

Due to the uncertain nature of coding for pathology services, the Company cannot assure that issues such as those addressed in the 1997 Operation Restore Trust inspection will not arise again. If a negative finding is made as a result of such an investigation, the Company could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on the operating results and financial condition of the Company.

14.      RELATED PARTY TRANSACTIONS

OPERATING LEASES -- The Company leases laboratory and administrative facilities used in the operations of eight practices from entities beneficially owned by some of the Company's common stockholders. The terms of the leases expire from 1999 to 2003 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $140, $439, and $453 in 1996, 1997 and 1998, respectively.

NOTE RECEIVABLE FROM OFFICER -- In connection with the employment of the Company's President and Chief Executive Officer, the Company provided financing of $270 to facilitate the purchase of 216,007 shares of the Company's issued and outstanding stock from certain holders of the Convertible Preferred Stock. The note was repaid in full in 1997.

15.      INCOME TAXES

The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                        1996             1997              1998
                                                        ----             ----              ----
Current:
     Federal                                           $2,133          $ 6,828           $15,152
     State                                                345            1,168             2,367
                                                       ------          -------           -------
              Total current provision                   2,478            7,996            17,519
                                                       ------          -------           -------
Deferred:
     Federal                                             (817)          (2,113)           (3,044)
     State                                               (133)            (361)             (351)
                                                       ------          -------           -------
              Total deferred provision (benefit)         (950)          (2,474)           (3,395)
                                                       ------          -------           --------
              Total provision for income taxes         $1,528          $ 5,522           $14,124
                                                       ======          =======           =======

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                         1996             1997              1998
                                                         ----             ----              ----
Statutory federal rate                                   34.0%            35.0%             35.0%
State income taxes, net of federal
     income tax benefit                                   3.6              3.9               4.0
Non-deductible items, primarily amortization
     of goodwill                                          4.6              4.9               2.8
Other                                                     0.8             (0.8)              1.3
                                                         ----             ----              ----
                                                         43.0%            43.0%             43.1%
                                                         ====             ====              ====

The following is a summary of the deferred income tax assets and liabilities as of December 31, 1997 and 1998:

                                                                         DECEMBER 31,
                                                                         ------------
                                                                    1997              1998
                                                                    ----              ----
Deferred tax assets:
     Property and equipment                                       $    253          $     --
     Allowance for doubtful accounts                                 3,025             6,315
     Accrued liabilities                                               542               586
     Other                                                              --                 1
                                                                  --------          --------
Total deferred tax assets                                            3,820             6,902
                                                                  --------          --------
Deferred tax liabilities:
     Change from cash to accrual basis of accounting by the
         acquisitions                                               (4,520)           (3,913)
     Intangible assets acquired                                    (35,100)          (42,663)
        Property and equipment                                          --              (245)
     Other                                                              --              (160)
                                                                  --------          ---------
Total deferred tax liabilities                                     (39,620)          (46,981)
                                                                  --------          ---------
Net deferred tax liability                                        $(35,800)         $(40,079)
                                                                  ========          =========

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

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                      1996             1997              1998
                                                      ----             ----              ----
Basic Earnings Per Common Share:
     Net income                                      $2,026          $ 7,320           $18,639
     Preferred stock dividends                         (371)            (311)               --
                                                     ------          -------           -------
     Income attributable to common stockholders      $1,655          $ 7,009           $18,639
                                                     ======          =======           =======
     Basic weighted average shares outstanding        3,115            8,773            20,339
                                                     ------          -------           -------
     Basic earnings per common share                 $ 0.53          $  0.80           $  0.92
                                                     ======          =======           =======

Diluted Earnings Per Common Share:
     Net income                                      $2,026          $ 7,320           $18,639
                                                     ======          =======           =======
     Weighted average shares outstanding              3,115            8,773            20,339
     Effects of Convertible Preferred Stock
         and Stock Options                            5,899            5,106               699
                                                     ------          -------           -------
     Diluted weighted average shares outstanding      9,014           13,879            21,038
                                                     ======          =======           =======
     Diluted earnings per common share               $ 0.22          $  0.53           $  0.89
                                                     ======          =======           =======

Options to purchase 303,050 shares of common stock at prices between $14.06 and $16.75 per share which were outstanding at December 31, 1998 have been excluded from the calculation of diluted earnings per share for the year ended December 31, 1998 because their effect would be anti-dilutive.

17.      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 1997 and 1998:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      1997              1998
                                                      ----              ----

Assets acquired                                     $115,540          $ 86,185
Liabilities assumed                                  (22,326)          (13,089)
Common stock issued                                  (23,144)          (13,996)
                                                    --------          --------
Cash paid for acquisitions and acquisition costs      70,070            59,100
Less cash acquired                                    (1,246)             (789)
                                                    --------          --------
Net cash paid                                       $ 68,824          $ 58,311
                                                    ========          ========

18.      LOSS ON CESSATION OF CLINICAL LAB OPERATIONS

In May 1996, the Company ceased the unprofitable operation of a clinical laboratory resulting in a non-recurring charge of $910 to operations which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations. Net revenue and operating costs of such clinical lab operations were $1,046 and $2,102, respectively.

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

20.      SUBSEQUENT EVENTS

ACQUISITIONS -- On January 1, 1999, the Company completed the acquisition of Harper Pathology Group, a San Antonio, Texas, based anatomic pathology hospital-based practice. Total consideration paid by the Company in connection with this acquisition included cash of $1,050. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes, aggregating $950, which are only payable if the group retains a hospital contract.

CONTINGENT NOTE PAYMENTS -- Subsequent to December 31, 1998, the Company paid approximately $6,292 on contingent notes issued in connection with acquisitions.

21.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1997 and 1998. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and related Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           1997 CALENDAR QUARTERS                         1998 CALENDAR QUARTERS
                                           ----------------------                         ----------------------
                                  FIRST      SECOND       THIRD     FOURTH       FIRST      SECOND      THIRD      FOURTH
                                  -----      ------       -----     ------       -----      ------      -----      ------
Net revenue                    $ 22,057    $ 23,264    $ 27,808    $ 35,277    $37,991     $40,826     $47,005    $51,482
                               --------    --------    --------    --------    -------     -------     -------    -------
Operating costs:
   Cost of services              10,093      10,463      12,912      15,365     17,188      18,024      20,677     22,571
   Selling, general and
     administrative expense       4,314       4,273       4,990       6,352      6,190       6,598       8,093      8,850
   Provision for doubtful
     accounts                     2,122       2,205       2,917       3,648      3,932       4,112       4,843      5,811
   Amortization expense           1,199       1,211       1,430       1,922      2,051       2,274       2,507      2,629
                               --------    --------    --------    --------    -------     -------     -------    -------
        Total                    17,728      18,152      22,249      27,287     29,361      31,008      36,120     39,861
                               --------    --------    --------    --------    -------     -------     -------    -------
Income from operations            4,329       5,112       5,559       7,990      8,630       9,818      10,885     11,621
Interest expense                 (1,932)     (2,125)     (2,510)     (2,196)    (1,820)     (1,929)     (2,167)    (2,285)
Nonrecurring charge                  --      (1,289)         --          --         --          --          --         --
Other income (expense), net          26         (83)        (63)         24         13         (49)         83        (37)
                               --------    --------    --------    --------    -------     -------     -------    -------
Income before income taxes        2,423       1,615       2,986       5,818      6,823       7,840       8,801      9,299
Provision for income taxes        1,042         694       1,284       2,502      3,036       3,342       3,793      3,953
                               --------    --------    --------    --------    -------     -------     -------    -------
Net income                     $  1,381    $    921    $  1,702    $  3,316    $ 3,787     $ 4,498     $ 5,008    $ 5,346
                               ========    ========    ========    ========    =======     =======     =======    =======
Per share data:
   Basic earnings per
       common share            $   .22     $    .14    $    .25    $    .20    $   .19     $   .23     $   .24    $   .26
                               ========    ========    ========    ========    =======     =======     =======    =======
   Diluted earnings per
       common share            $   .12     $    .08    $    .13    $    .18    $   .19     $   .22     $   .23    $   .25
                               ========    ========    ========    ========    =======     =======     =======    =======

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

AMERIPATH, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)

                                                    CHARGED TO                 WRITE-OFFS
                                                     STATEMENT       OTHER         AND
                                        BEGINNING       OF         INCREASES      OTHER        ENDING
            DESCRIPTION                  BALANCE    OPERATIONS        (1)      ADJUSTMENTS     BALANCE
            -----------                  -------    ----------        ---      -----------     -------
Year ended December 31, 1996:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                               $ 1,923       $18,441      $13,758     $(17,972)     $16,150
                                          =======       =======      =======     ========      =======
Year ended December 31, 1997:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                               $16,150       $51,184      $ 9,331     $(50,142)     $26,523
                                          =======       =======      =======     ========      =======
Year ended December 31, 1998:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                               $26,523       $99,362      $14,852     $(97,089)     $43,648
                                          =======       =======      =======     =========     =======

---------------

(1)     Represents the allowances for contractual, other adjustments and uncollectible accounts related to the 1996, 1997, and 1998 acquisitions.

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

21.1              Subsidiaries of AmeriPath

23.2              Independent Auditors' Consent of Deloitte & Touche LLP

27.1 Financial Data Schedule for 12 months ended 1998 (for SEC use only.)