Form 10-K/A
period 1998-12-31
AMERIPATH INC
filed 1999-04-07
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 1999 was approximately $154.9 million based on the $8.125 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

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

The foregoing amendment to the cover page of this Form 10-K, previously filed with the Securities and Exchange Commission on March 23, 1999, was made to revise the paragraph disclosing the market value of stock held by non-affiliates.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on April 7, 1999.

                                            AMERIPATH, INC.

                                            /s/      ROBERT P. WYNN
                                                     --------------
                                                     Robert P. Wynn,
                                                     EXECUTIVE VICE PRESIDENT,
                                                     CHIEF FINANCIAL OFFICER
                                                     AND SECRETARY