Form 10-Q
period 1999-03-31
AMERIPATH INC
filed 1999-05-14
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                 AMERIPATH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   65-0642485
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

7289 GARDEN ROAD, SUITE 200, RIVIERA BEACH, FLORIDA                   33404
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

                                Yes [X]   No [ ]

The registrant had 21,089,091 shares of common stock, $.01 par value, outstanding as of May 14, 1999.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     March 31, 1999 (Unaudited) and December 31, 1998                              3

                  Condensed Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1999 and 1998 (Unaudited)                        4

                  Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1999 and 1998 (Unaudited)                        5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)              6-10

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                             11-18

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      18

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               18

         Item 2.  Changes in Securities and Use of Proceeds                                       19

         Item 6.  Exhibits and Reports on Form 8-K                                                19

SIGNATURES                                                                                        20


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               MARCH 31,    DECEMBER 31,
                ASSETS                            1999         1998
                                              -----------   ------------
                                              (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                   $  1,614     $    458
    Accounts receivable, net                      37,763       36,090
     Inventories                                     464          526
    Other current assets                           8,485        8,960
                                                --------     --------
         Total current assets                     48,326       46,034
                                                --------     --------
PROPERTY AND EQUIPMENT, NET                        8,953        8,584
                                                --------     --------
OTHER ASSETS:
    Goodwill, net                                117,674      112,388
    Identifiable intangibles, net                191,922      193,078
    Other                                          2,038        1,863
                                                --------     --------
         Total other assets                      311,634      307,329
                                                --------     --------
TOTAL ASSETS                                    $368,913     $361,947
                                                ========     ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses       $ 20,502     $ 16,127
    Current portion of long-term debt                618        1,315
                                                --------     --------
         Total current liabilities                21,120       17,442

LONG-TERM LIABILITIES:
     Revolving loan                              120,001      121,087
     Subordinated notes                            1,018        1,106
     Deferred tax liability                       43,488       44,488
                                                --------     --------
         Total liabilities                       185,627      184,123
                                                --------     --------
STOCKHOLDERS' EQUITY:
    Common stock                                     211          211
    Additional paid-in capital                   149,138      148,943
    Retained earnings                             33,937       28,670
                                                --------     --------
         Total stockholders' equity              183,286      177,824
                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $368,913     $361,947
                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ----------------------
                                                      1999          1998
                                                    --------      --------
NET REVENUES                                        $ 52,336      $ 37,991
                                                    --------      --------
OPERATING COSTS AND EXPENSES:
   Cost of services                                   23,747        17,188
   Selling, general and administrative expenses        8,785         6,190
   Provision for doubtful accounts                     5,963         3,932
   Amortization expense                                2,684         2,051
                                                    --------      --------
        Total operating costs and expenses            41,179        29,361
                                                    --------      --------
INCOME FROM OPERATIONS                                11,157         8,630

OTHER INCOME (EXPENSE):
   Interest expense                                   (1,922)       (1,820)
   Other, net                                              6            13
                                                    --------      --------
        Total other expense                           (1,916)       (1,807)
                                                    --------      --------
INCOME BEFORE INCOME TAXES                             9,241         6,823

PROVISION FOR INCOME TAXES                             3,974         3,036
                                                    --------      --------
NET INCOME                                          $  5,267      $  3,787
                                                    ========      ========
BASIC EARNINGS PER COMMON SHARE:
   Basic earnings per common share                  $   0.25      $   0.19
                                                    ========      ========
   Basic weighted average shares outstanding          21,078        19,673
                                                    ========      ========
DILUTED EARNINGS PER COMMON SHARE:
   Diluted earnings per common share                $   0.24      $   0.19
                                                    ========      ========
   Diluted weighted average shares outstanding        21,610        20,453
                                                    ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               ----------------------
                                                                                 1999          1998
                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  5,267      $  3,787
   Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization                                                 3,475         2,595
    Gain on disposal of assets                                                        7          --
    Deferred income taxes                                                        (1,000)         (700)
    Provision for doubtful accounts                                               5,963         3,932
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                            (7,252)       (6,611)
      Decrease (increase) in inventories                                             61           (62)
      Decrease (increase) in other current assets                                   474          (632)
      Increase in other assets                                                      (72)         (238)
      Increase in accounts payable and accrued expenses                           4,388         2,456
                                                                               --------      --------
                 Net cash provided by operating activities                       11,311         4,527
                                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                        (1,021)       (1,106)
    Cash paid for acquisitions and acquisition costs, net of cash acquired       (1,426)      (10,184)
    Payments of contingent notes                                                 (5,820)       (2,765)
                                                                               --------      --------
               Net cash used in investing activities                             (8,267)      (14,055)
                                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                        --              30
    Principal payments on long-term debt                                           (802)         (164)
    Net (payments) borrowings under revolving loan                               (1,086)        9,393
                                                                               --------      --------
              Net cash (used in) provided by financing activities                (1,888)        9,259
                                                                               --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,156          (269)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      458           397
                                                                               --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,614      $    128
                                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

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

The accompanying interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

NOTE 2 - ACQUISITIONS

Effective on January 1, 1999, the Company acquired Harper Pathology Group, a San Antonio, Texas based anatomic pathology hospital-based practice. Total consideration paid by the Company in connection with this acquisition included cash of $1.0 million. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes, aggregating $1.0 million, which are only payable if the pathologist retains a hospital contract.

The allocation of the purchase price of some of the 1998 acquisitions and the 1999 acquisition is preliminary, while the company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any will not be material in relation to the consolidated financial statements.

The accompanying financial statements include the results of operations of the 1999 and 1998 acquisitions from the date acquired through March 31, 1999 and 1998, respectively. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the three months ended March 31, 1998, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisition had been consummated on January 1, 1998. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The unaudited pro forma information for the three months ended March 31, 1998 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future.

                                                          PRO FORMA
                                                         (UNAUDITED)
                                                         ------------
                                                         THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                             1998
                                                         ------------
Net revenues                                              $   49,592
                                                          ==========
Net income                                                $    4,977
                                                          ==========
Net income per share (diluted)                            $     0.23
                                                          ==========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

                                                              MARCH 31, 1999
                                                           AMORTIZATION PERIODS
                                                                  (YEARS)
                                                           --------------------
                             MARCH 31,     DECEMBER 31,              WEIGHTED
                               1999            1998         RANGE     AVERAGE
                             ---------     ------------    ------- ------------
Hospital contracts           $ 150,658      $ 150,076       25-40      35.2
Physician client lists          50,701         50,701       17-30      21.3
Laboratory contracts             1,800          1,800         10       10.0
Management service agreement     2,474          2,481         25       25.0
                             ---------      ---------
                               205,633        205,058
Accumulated amortization       (13,711)       (11,980)
                             ---------      ---------
Balance, net                 $ 191,922      $ 193,078
                             =========      =========

Goodwill                     $ 124,762      $ 118,523       15-35      33.0
Accumulated amortization        (7,088)        (6,135)
                             ---------      ---------
Balance, net                 $ 117,674      $ 112,388
                             =========      =========

The weighted average amortization period for identifiable intangible assets and goodwill is 32.1 years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

INTERNAL REVENUE EXAMINATIONS -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax year ended December 31, 1996. The examination is in its preliminary stages and the IRS has not issued any notice of proposed adjustments relating to the Company, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

MEDICARE PROGRAM SAFEGUARDS -- An inspection was conducted in April 1997 at the Company's laboratory facility in Fort Lauderdale, Florida by representatives of federal and state agencies (Medicare (Florida) Program Safeguards ("MPS")) under Operation Restore Trust, regarding the Company's 1996 Medicare billing practices. As the result of the 1997 inspection, in 1998 MPS attempted to recoup $2.95 million in alleged Medicare overpayments for the use of an improper procedure code. The government alleged that many of the skin biopsies performed by the Company should have been coded as an 88304, rather than the 88305 code used by the Company. The Company mounted a vigorous protest and defense and argued that its coding practice and procedure codes were accurate and consistent with accepted CPT code assignment guidelines. As support for its position, the Company provided MPS with the reports of two reputable coding experts who independently concluded that the Company's coding practices were in conformity with accepted CPT assignment guidelines. After review of the Company's position and the studies presented by the Company, MPS determined that $204.05 was due as a result of improper documentation. MPS concluded that no fraud or intentional abuse was demonstrated. AmeriPath promptly paid the $204.05 to resolve the matter.

Due to the uncertain nature of coding for pathology services, the Company cannot assure that issues such as those addressed in the 1997 Operation Restore Trust inspection will not arise again. If negative findings are made as a result of such an investigation, the Company could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on the operating results and financial condition of the Company.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the three months ended March 31, 1999 and 1998 are as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                               1999          1998
                                                             --------      --------
Assets acquired                                              $  1,445      $ 12,306
Liabilities assumed                                              (200)         (386)
Common stock issued                                              (195)       (2,242)
                                                             --------      --------
Cash paid                                                       1,050         9,678
Less cash acquired                                                (50)         (265)
                                                             --------      --------
   Net cash paid for acquisitions                            $  1,000      $  9,413
Costs related to completed and pending acquisitions               426           771
                                                             --------      --------
Cash paid for acquisitions and acquisition costs, net of
  cash acquired                                              $  1,426      $ 10,184
                                                             ========      ========

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 6 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as stock options, is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding at various times during the respective periods presented. The dilutive effects of stock options are calculated using the treasury stock method. All previously reported earnings per share data has been restated in the accompanying financial statements to reflect the requirements of SFAS No. 128.

Basic and diluted earnings per share for the respective periods are set forth in the table below:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  ----------------------
                                                                                    1999          1998
                                                                                  --------      --------
Basic Earnings Per Common Share:
   Net income                                                                     $  5,267      $  3,787
                                                                                  ========      ========
   Basic earnings per common share                                                $   0.25      $   0.19
                                                                                  ========      ========
   Basic weighted average shares outstanding                                        21,078        19,673
                                                                                  ========      ========
Diluted Earnings Per Common Share:
   Net income                                                                     $  5,267      $  3,787
                                                                                  ========      ========
   Diluted earnings per common share                                              $   0.24      $   0.19
                                                                                  ========      ========

   Weighted average shares outstanding                                              21,078        19,673
   Effects of dilutive stock options                                                   532           780
                                                                                  --------      --------
   Diluted weighted average shares outstanding                                      21,610        20,453
                                                                                  ========      ========

Certain options outstanding as of March 31, 1999 were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 633 at a weighted-average exercise price per share of $12.15 for the three months ended March 31, 1999, and 48 options at a weighted-average exercise price per share of $16.75 for the three months ended March 31, 1998.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - SUBSEQUENT EVENTS

On April 1, 1999, the Company completed the acquisition of Plaza Pathology, P.A., a Fort Worth, Texas, anatomic pathology hospital-based practice. Total consideration paid by the Company in connection with this acquisition included cash of $2.4 million. In addition, the Company issued additional purchase price to the sellers in the form of contingent notes, aggregating $1.6 million, which are only payable if the practice retains a hospital contract.

On April 21, 1999, the Company also completed the acquisition of Edgar G. McKee, P.A., another Fort Worth, Texas, anatomic pathology hospital-based practice. Total consideration paid by the Company in connection with this acquisition included cash of $700. In addition, the Company issued additional purchase price to the seller in the form of contingent notes, aggregating $500, which are only payable if the pathologist retains a hospital contract.

On May 12, 1999, the Company completed the acquisition of two practices, both with common ownership. Hialeah Pathology Associates, P.A., is a Hialeah, Florida, anatomic pathology hospital-based practice. South Florida Pathology Associates, P.A., is an outpatient practice with a SmithKline Beecham Clinical Laboratories, Inc. contract that covers the three South Florida counties. Total consideration paid by the Company in connection with this acquisition included cash of $6.3 million and additional purchase price in the form of contingent notes aggregating $4.2 million. The contingent notes are payable upon retention of a hospital contract and upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

Subsequent to March 31, 1999, the Company paid approximately $3.6 million on contingent notes issued in connection with previous acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained in this report that are not limited to historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual report on Form 10-K for fiscal 1998), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government-sponsored healthcare programs; changes in coding; dependence upon certain pathologists; labor and technology costs; advertising and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop and the overall success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs, and tax laws.

OVERVIEW

AmeriPath, Inc. and its subsidiaries ("AmeriPath" or "the Company") is the largest integrated physician group practice focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 33 physician practices (the "Practices") located in ten states. The 231 pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, in hospitals, and in outpatient ambulatory surgery centers. Of these pathologists, 229 are board certified, and 102 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

As of March 31, 1999, 21 Practices had contracts with a total of 134 hospital locations to manage their inpatient laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 21 outpatient laboratories, of which 11 operate in conjunction with hospital laboratories.

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

The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic anatomic pathology services. Medicare reimbursement for these services represented approximately 21% and 23% of the Company's cash collections in the first quarter of 1999 and 1998, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

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

The Balanced Budget Act of 1997 ("BBA") added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company. With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor for 1998 of $36.69 in 1998. These changes effectively provided for an 8.3% increase in reimbursement in 1998.

In 1997, HCFA published regulations that recalculated a key component of the RBRVS fee schedule. This recalculation modified the practice overhead expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense. The implementation of resource based practice expense RVUs will begin in 1999, and will be phased in over the period 1999-2002. Also, in 1999 the physician fee schedule conversion factor was reduced by 5% from $36.69 in 1998 to $34.73 for 1999, because of a uniform budget-neutrality adjustment which provides that the relative value units of the Medicare physician fee schedule cannot cause expenditures to increase or decrease by more than $20 million from the amount of expenditures that would have been made if such adjustments had not been made. This requirement was implemented through a reduction in the conversion factor. The conversion factor was also affected by the elimination of the separate 0.917 budget-neutrality adjustment to the work relative value units and the adjustments made to the practice expense and malpractice relative value units to ensure that percentages of fee schedule allowed charges for work, practice expense and malpractice premiums equal the new percentages that those categories represent in the revised Medicare Economic Index ("MEI") weights. The MEI measures the weighted-average annual price change for various inputs needed to produce physician's services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

During the first three months of 1999, the Company acquired one anatomic pathology practice, the operating results of which are included in the accompanying financial statements from the effective acquisition date. Changes in operations between the three month period ended March 31, 1999 and 1998 are due primarily to the various acquisitions which were consummated by the Company subsequent March 31, 1998. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period and acquired hospital contracts and expanded ancillary testing services added to existing practices.

NET REVENUES

Net revenues increased by $14.3 million, or 37.7%, from $38.0 million for the three months ended March 31, 1998, to $52.3 million for the three months ended March 31, 1999. Same practice net revenues increased $1.8 million or 4.7% from $38.0 million for the three months ended March 31, 1998 to $39.8 million for the three months ended March 31, 1999. The increase in same practice net revenues was due primarily to a $900,000 increase in outpatient net revenues and $1.1 million from inpatient revenues. This was offset by decreases in the Medicare reimbursement rates, which amounted to approximately $200,000. The remaining increase of $12.5 million was from the operations of practices acquired during the first quarter of 1999 and those acquired during the year ended December 31, 1998.

During the three months ended March 31, 1999, approximately $3.8 million, or 7%, of the Company's net revenue was from contracts with national labs including SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), Quest Diagnostics (formerly known as Corning Clinical Laboratories) ("Quest"), and Laboratory Corporation of America Holdings ("LabCorp"). In addition, approximately 13% of the Company's net revenue came from 28 Columbia hospitals. Generally, these contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

COST OF SERVICES

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $6.5 million, or 38.2%, from $17.2 million for the three months ended March 31, 1998 to $23.7 million for the same period in 1999. Of this increase, $1.4 million was attributable to same practice growth and $5.1 million from the acquisitions which occurred during or subsequent to the three months ended March 31, 1998. The gross margin on the same practice revenue for the three months ended March 31, 1999, was approximately 54.1% consistent with the Company's consolidated gross margin of approximately 54.6% for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. As a percentage of consolidated net revenues, selling, general and administrative expenses increased to 16.8% for the three months ended March 31, 1999 as compared to 16.3% for the same period of 1998, but was lower than the 17.2% reported in the fourth quarter of 1998. An objective of the Company is to decrease these costs, as a percentage of net revenues. However, in 1999 these costs as a percentage of net revenues may increase as the Company completes its Year 2000 remediation, starts up the Center for Advanced Diagnostics and expands into new geographic areas such as the Northeast.

Selling, general and administrative expenses increased by $2.6 million, or 41.9%, from $6.2 million for the three months ended March 31, 1998 to $8.8 million for the comparable period of 1999. Of this increase, approximately $3.5 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was attributable to operations and expansion of the practices acquired by the Company since June 30, 1998.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $2.0 million, or 51.7%, from $4.0 million for the three months ended March 31, 1998, to $6.0 million for the same period in 1999. The dollar increase is primarily due to the increase in net revenues from the acquisitions that occurred during the first quarter of 1999 or subsequent to the three months ended March 31, 1998. The provision for doubtful accounts as a percentage of net revenues was 11.4% and 10.3% for the three month periods ended March 31, 1999 and 1998, respectively. The increase in the percentage of net revenue was primarily attributable to an overall increase in hospital based revenues. Net revenue from inpatient services increased as a percentage of consolidated net revenue to 58% in the first quarter of 1999 from 53% in same period of 1998. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

AMORTIZATION EXPENSE

Amortization expense increased by $600,000, or 30.9%, from $2.1 million for the three months ended March 31, 1998, to $2.7 million for the same period of 1999. The increase is primarily attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with the acquisition of the anatomic pathology practices subsequent to June 30, 1998, and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

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

INCOME FROM OPERATIONS

Income from operations increased $2.5 million or 29.3%, from $8.6 million for the first three months of 1998, to $11.1 million in the same period of 1999. As a percentage of consolidated net revenues, income from operations was 21.3% and 22.7% for the three month periods ended March 31, 1999 and 1998, respectively.

INTEREST EXPENSE

Interest expense increased by $100,000, or 5.6%, from $1.8 million for the three months ended March 31, 1998, to $1.9 million for the same period in 1999. The majority of this increase was attributable to the higher average amount of debt outstanding during the first three months of 1999 as compared to the first three months of 1998 offset in part by more favorable interest rates for the 1999 period under the Company's amended $200 million credit facility. The Company's effective annual interest rate on the credit facility was 6.25% for the three month period ended March 31, 1999.

PROVISION FOR INCOME TAXES

The effective income tax rate was 43.0% for the three month period ended March 31, 1999, as compared to 44.5% for the three month period ended March 31, 1998. The decrease in the Company's effective tax rate was primarily due to the tax deductibility of additional goodwill for certain 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of approximately $27.2 million, a decrease of $1.4 million from the working capital of $28.6 million available at December 31, 1998. The decrease in working capital was due primarily to an increase in accounts payable and accrued expenses of $4.4 million offset by an increase in net accounts receivable of $1.7 million and cash and cash equivalents of $1.2 million.

For the three-month periods ended March 31, 1999 and 1998, cash flows from operations were $11.3 million and $4.5 million, respectively. Cash flow from operations was positively impacted by an increase in income taxes payable of $4.1 million related primarily to tax payments that were due on April 15, 1999. For the three months ended March 31, 1999, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) fund the $1.0 million cash portion of the acquisition completed during the period;
(ii) make contingent note payments of $5.8 million; and (iii) acquire $1.0 million of property and equipment, primarily laboratory equipment and information systems as the Company continues to upgrade its billing and financial reporting systems.

At March 31, 1999, the Company had $80.0 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. As of March 31, 1999, $120.0 million was outstanding under the revolving loan with an annual effective interest rate of 6.38%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. At March 31, 1999, the Company believes that it is in compliance with the covenants of the credit facility.

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

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issue. The Company has made progress in assessing, remediating, testing and implementing systems to be Year 2000 ready. The Company has a comprehensive working assessment for both information technology and non-information technology systems covering the majority of its existing practices. When acquiring new practices, the Company assesses the Year 2000 risk and compliance as part of the due diligence process. The Company classifies all systems into categories of importance: mission-critical, business critical and non-critical. The Company plans to complete its remediation, validation and implementation of its multi-phase plan discussed below for its mission-critical systems by June 30, 1999.

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

The majority of the Company's costs to correct the Year 2000 issue stem from professional services and hardware and software replacements. The cost of new hardware or software purchased in this regard is capitalized and all other costs associated with such remedial actions are expensed as incurred. The total cost associated with the Company's Year 2000 project is estimated between $1.0 million and $1.6 million, which will be funded by cash flow generated by operations and the Company's credit facility. The Company does not expect these costs to have a material adverse effect on its results of operations or financial position. To date, the costs incurred were approximately $250,000, and the current estimated cost to complete the remediation is estimated to be $1 million.

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

The costs associated with the Company's efforts to become Year 2000 compliant and the date it expects to complete the required modifications are based on management's current estimates. Such estimates reflect numerous assumptions as to future events, including the continued availability of required resources, the Year 2000 readiness of practices acquired in the future, the reliability of the compliance plans and actions of third parties and other factors. There can be no assurance that the final costs of the Year 2000 compliance project will not exceed the current estimates or that all systems, including those of planned acquisitions, will be compliant by the anticipated compliance date. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties. There can be no assurances that any failure in the Company's systems or third parties to be Year 2000 compliant will not have a material effect on the Company. Further, the present credit facility requires the Company to be Year 2000 compliant by June 30, 1999; failure to be in compliance by that date could have a material impact on the Company's liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $120 million at March 31, 1999.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. These claims are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment of (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

As reported in the Company's Form 10-K for the year ended December 31, 1998, in November 1998 AmeriPath received (and publicly announced that it received) a request for a refund of $2.95 million from the Medicare (Florida) Program Safeguards, and the Company also announced that it was vigorously contesting the Medicare repayment. Following that announcement, seven class action lawsuits were filed against the Company and certain officers and directors on behalf of AmeriPath stockholders alleging, among other things, that the Company had violated securities laws because the Company allegedly had previously failed to properly disclose the use of improper billing procedures. Then in December 1998, the

Company announced that Medicare, after further consideration of the Company's position, agreed with the Company and was withdrawing its request for the $2.95 million refund. As a result, AmeriPath insisted that all the plaintiff's dismiss their lawsuits against the Company without any payment from AmeriPath and that all class action plaintiffs publish notice to the class that they sought to represent that Medicare had withdrawn its refund claim and the plaintiffs would no longer be pursuing their actions against AmeriPath either on their own behalf or on behalf of any other shareholder. As of January 8, 1999, all seven of the class action lawsuits had been dismissed and the requested notices had been published.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities - In connection with the Company's acquisition of Pathology Consultants of Cleveland, Inc ("PCC"), located in Cleveland, Ohio the Company issued an additional 23,930 shares of common stock to the sellers, as part of the purchase price, in the first quarter of 1999.

All of the foregoing shares were exempt from registration under the Securities Act of 1933 when they were issued, pursuant to an exemption provided under
Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27.1 Financial Data Schedule

       (b)    Reports on Form 8-K

              There were no reports on Form 8-K filed during the three-month period ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AMERIPATH, INC.

Date:  May 14, 1999         By:  /s/  JAMES C. NEW
                                 -----------------
                                 James C. New
                                 Chairman, President and Chief Executive Officer

Date:  May 14, 1999         By:  /s/  ROBERT P. WYNN
                                 -------------------
                                 Robert P. Wynn
                                 Executive Vice President and
                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1                   Financial Data Schedule