Form 10-Q
period 1999-06-30
AMERIPATH INC
filed 1999-08-16
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                 AMERIPATH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       65-0642485
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7289 GARDEN ROAD, SUITE 200, RIVIERA BEACH, FLORIDA             33404
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

                                 Yes [X] No [ ]

The registrant had 21,414,589 shares of common stock, $.01 par value, outstanding as of August 16, 1999.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     as of June 30, 1999 (Unaudited) and
                     December 31, 1998                                       3

                  Condensed Consolidated Statements of Operations
                     for the Three and Six Months Ended June 30, 1999
                     and 1998 (Unaudited)                                    4

                  Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 1999 and
                     1998 (Unaudited)                                        5

                  Notes to Condensed Consolidated Financial Statements
                     (Unaudited)                                            6-10

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        11-18

         Item 3.  Quantitative and Qualitative Disclosures about
                      Market Risk                                            19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          19

         Item 2.  Changes in Securities and Use of Proceeds                  20

         Item 4.  Submission of Matters to Vote of Security Holders          20

         Item 5.  Other Information                                          21

         Item 6.  Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                                   22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  JUNE 30,       DECEMBER 31,
                                                    1999            1998
                                                  --------        --------
                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                     $  2,504        $    458
    Accounts receivable, net                        37,873          36,090
    Inventories                                        475             526
    Other current assets                             5,592           8,960
                                                  --------        --------
         Total current assets                       46,444          46,034
                                                  --------        --------

PROPERTY AND EQUIPMENT, NET                          9,234           8,584
                                                  --------        --------

OTHER ASSETS:
    Goodwill, net                                  126,847         112,388
    Identifiable intangibles, net                  198,061         193,078
    Other                                            2,293           1,863
                                                  --------        --------
         Total other assets                        327,201         307,329
                                                  --------        --------
TOTAL ASSETS                                      $382,879        $361,947
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses         $ 17,291        $ 16,127
    Current portion of long-term debt                  524           1,315
                                                  --------        --------
         Total current liabilities                  17,815          17,442

LONG-TERM LIABILITIES:
    Revolving loan                                 130,006         121,087
    Subordinated notes                                 773           1,106
    Deferred tax liability                          45,288          44,488
                                                  --------        --------
         Total liabilities                         193,882         184,123
                                                  --------        --------

STOCKHOLDERS' EQUITY:
    Common stock                                       211             211
    Additional paid-in capital                     149,142         148,943
    Retained earnings                               39,644          28,670
                                                  --------        --------
         Total stockholders' equity                188,997         177,824
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $382,879        $361,947
                                                  ========        ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                       ---------------------------         ---------------------------
                                                         1999               1998              1999              1998
                                                       ---------         ---------         ---------         ---------
NET REVENUES                                           $  55,406         $  40,826         $ 107,742         $  78,817
                                                       ---------         ---------         ---------         ---------
OPERATING COSTS AND EXPENSES:
   Cost of services                                       24,912            18,024            48,659            35,212
   Selling, general and administrative expenses            8,941             6,598            17,726            12,788
   Provision for doubtful accounts                         6,578             4,112            12,541             8,044
   Amortization expense                                    2,845             2,274             5,529             4,325
                                                       ---------         ---------         ---------         ---------
        Total operating costs and expenses                43,276            31,008            84,455            60,369
                                                       ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS                                    12,130             9,818            23,287            18,448

OTHER INCOME (EXPENSE):
   Interest expense                                       (2,118)           (1,929)           (4,040)           (3,749)
   Other, net                                                 (1)              (49)                5               (36)
                                                       ---------         ---------         ---------         ---------
        Total other expense                               (2,119)           (1,978)           (4,035)           (3,785)
                                                       ---------         ---------         ---------         ---------

INCOME BEFORE INCOME TAXES                                10,011             7,840            19,252            14,663

PROVISION FOR INCOME TAXES                                 4,304             3,342             8,278             6,378
                                                       ---------         ---------         ---------         ---------
NET INCOME                                             $   5,707         $   4,498         $  10,974         $   8,285
                                                       =========         =========         =========         =========

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                     $    0.27         $    0.23         $    0.52         $    0.42
                                                       =========         =========         =========         =========

   Basic weighted average shares outstanding              21,089            19,884            21,083            19,779
                                                       =========         =========         =========         =========

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                   $    0.26         $    0.22         $    0.51         $    0.40
                                                       =========         =========         =========         =========

   Diluted weighted average shares outstanding            21,636            20,678            21,615            20,550
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

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $ 10,974         $  8,285
   Adjustments to reconcile net income to
   net cash flows provided by operating activities:
    Depreciation and amortization                                    7,088            5,487
    Gain on disposal of assets                                          28               --
    Deferred income taxes                                           (1,800)          (1,400)
    Provision for doubtful accounts                                 12,541            8,044
    Changes in assets and liabilities
    (net of effects of acquisitions):
      Increase in accounts receivable                              (13,590)         (10,082)
      Decrease (increase) in inventories                                51              (51)
      Decrease in other current assets                               3,368              111
      (Increase) decrease in other assets                             (645)             294
      Increase (decrease) in accounts payable
        and accrued expenses                                         1,076           (1,081)
                                                                  --------         --------
                 Net cash provided by operating activities          19,091            9,607
                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                           (2,013)          (2,047)
    Cash paid for acquisitions and acquisition costs,
     net of cash acquired                                          (10,958)         (26,843)
    Payments of contingent notes                                   (11,857)          (4,367)
                                                                  --------         --------
                 Net cash used in investing activities             (24,828)         (33,257)
                                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                             4              138
     Debt issuance costs                                                --             (263)
     Principal payments on long-term debt                           (1,140)          (1,023)
     Net borrowings under revolving loan                             8,919           29,056
                                                                  --------         --------
                 Net cash provided by financing activities           7,783           27,908
                                                                  --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                2,046            4,258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         458              397
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  2,504         $  4,655
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

NOTE 2 - ACQUISITIONS

On April 1, 1999, the Company completed the acquisition of Plaza Pathology, P.A., a hospital-based anatomic pathology practice located in Fort Worth, Texas. Total consideration paid by the Company in connection with this acquisition included cash of $2.4 million and additional purchase price in the form of contingent notes aggregating $1.6 million. The contingent notes are payable upon retention of a hospital contract.

On April 21, 1999, the Company also completed the acquisition of Edgar G. McKee, P.A., a hospital-based anatomic pathology practice also located in Fort Worth, Texas. Total consideration paid by the Company in connection with this acquisition included cash of $700,000 and additional purchase price in the form of contingent notes aggregating $500,000. The contingent notes are payable upon retention of a hospital contract.

On May 12, 1999, the Company completed the acquisition of two practices under common ownership. Hialeah Pathology Associates, P.A. ("Hialeah"), is a Hialeah, Florida, anatomic pathology hospital-based practice. South Florida Pathology Associates, P.A. ("South Florida"), is an outpatient practice with a contract with SmithKline Beecham Clinical Laboratories, Inc. that covers three South Florida counties. Total consideration paid by the Company in connection with this acquisition included cash of $6.3 million and additional purchase price in the form of contingent notes aggregating $4.2 million. The Hialeah contingent notes are payable upon retention of a hospital contract and the South Florida contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the outpatient practice over a five year period.

The allocation of the purchase price of some of the 1998 acquisitions and the 1999 acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

The accompanying financial statements include the results of operations of the 1999 and 1998 acquisitions from the date acquired through June 30, 1999 and 1998, respectively. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the six months ended June 30, 1999 and 1998, after giving effect to amortization of

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

goodwill and identifiable intangible assets, interest expense on debt incurred in connection with those acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisition had been consummated on January 1, 1998. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the six months ended June 30, 1999 and 1998 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except per share amounts).

                                           PRO FORMA (UNAUDITED)
                                      --------------------------------
                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                      --------------------------------
                                          1999              1998
                                      ------------        ------------
Net revenues                          $    109,666        $    103,441
                                      ============        ============
Net income                            $     11,190        $     10,764
                                      ============        ============

Net income per share (diluted)        $       0.52        $       0.49
                                      ============        ============

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (in thousands, except amortization periods):

                                                                       JUNE 30, 1999
                                                                    AMORTIZATION PERIODS
                                                                         (YEARS)
                                                                  ------------------------
                                 JUNE 30,         DECEMBER 31,                    WEIGHTED
                                   1999              1998         RANGE            AVERAGE
                                -----------       ------------    -----           --------
Hospital contracts              $   155,470       $  150,076      25-40             34.9
Physician client lists               50,701           50,701      17-30             21.3
Laboratory contracts                  4,950            1,800        10              19.5
Management service agreement          2,474            2,481        25              25.0
                                -----------       ----------
                                    213,595          205,058
Accumulated amortization            (15,534)         (11,980)
                                -----------       ----------
Balance, net                    $   198,061       $  193,078
                                ===========       ==========
Goodwill                        $   134,957       $  118,523      15-35             32.8
Accumulated amortization             (8,110)          (6,135)
                                -----------       ----------
Balance, net                    $   126,847       $  112,388
                                ===========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 31.8 years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LIABILITY INSURANCE -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier and is evaluating increased levels of coverage. At June 30, 1999, the Company is in dispute with its former insurance carrier on an issue related to applicability of the

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute will not have a material adverse effect on the Company's financial position and results of operations.

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

INTERNAL REVENUE SERVICE EXAMINATIONS -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax year ended December 31, 1996. The examination is in the fieldwork phase and the IRS has not issued any notice of proposed adjustments, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

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

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                         -------------------------
                                           1999             1998
                                         --------         --------
Assets acquired                          $ 12,302         $ 34,839
Liabilities assumed                        (1,817)          (2,325)
Common stock issued                            --           (5,807)
                                         --------         --------
Cash paid                                  10,485           26,707
Less cash acquired                           (144)            (407)
                                         --------         --------
Net cash paid for acquisitions           $ 10,341         $ 26,300
Costs related to completed and
  pending acquisitions                        617              543
                                         --------         --------
Cash paid for acquisitions and
  acquisition costs, net of
  cash acquired                          $ 10,958         $ 26,843
                                         ========         ========

NOTE 6 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as stock options, is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding at various times during the respective periods presented. The dilutive effects of stock options are calculated using the treasury stock method .

Basic and diluted earnings per share for the respective periods are set forth in the table below (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                     1999       1998        1999         1998
                                                   -------     -------     -------     -------
Basic Earnings Per Common Share:
   Net income                                      $ 5,707     $ 4,498     $10,974     $ 8,285
                                                   -------     -------     -------     -------
   Basic earnings per common share                 $  0.27     $  0.23     $  0.52     $  0.42
                                                   -------     -------     -------     -------
   Basic weighted average shares outstanding        21,089      19,884      21,083      19,779
                                                   -------     -------     -------     -------
Diluted Earnings Per Common Share:
   Net income                                      $ 5,707     $ 4,498     $10,974     $ 8,285
                                                   -------     -------     -------     -------
   Diluted earnings per common share               $  0.26     $  0.22     $  0.51     $  0.40
                                                   -------     -------     -------     -------
   Weighted average shares outstanding              21,089      19,884      21,083      19,779
   Effects of dilutive stock options                   547         794         532         771
                                                   -------     -------     -------     -------
   Diluted weighted average shares outstanding      21,636      20,678      21,615      20,550
                                                   -------     -------     -------     -------

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Certain options outstanding as of June 30, 1999 were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 630,050 at a weighted-average exercise price per share of $12.13 for the three and six months ended June 30, 1999, and 50,000 options at a weighted-average exercise price per share of $16.73 for the three and six months ended June 30, 1998.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company paid approximately $2.6 million on contingent notes issued in connection with previous acquisitions.

On July 1, 1999, the Company completed the acquisition of Ocmulgee Medical Pathology Association, Inc. a hospital-based anatomic pathology practice located in Macon, Georgia. Total consideration paid by the Company in connection with this acquisition included cash of $12.8 million, the issuance of 262,500 shares of common stock with an aggregate market value of approximately $2.1 million and additional purchase price in the form of contingent notes aggregating $6.7 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

On July 26, 1999, the Company completed the acquisition of Consulting Pathologists, P.A., an outpatient pathology practice with locations in the Philadelphia, Pennsylvania area. Total consideration paid by the Company in connection with this acquisition included cash of $3.1 million, the issuance of 60,198 shares of common stock with an aggregate market value of approximately $600,000 and additional purchase price to the sellers in the form of contingent notes aggregating $2.3 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

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

OVERVIEW

AmeriPath, Inc. and its subsidiaries ("AmeriPath" or "the Company") is the nation's leading integrated physician group practice focused on anatomic pathology services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 36 physician practices (the "Practices") located in eleven states. The 240 pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, in hospitals, and in outpatient ambulatory surgery centers. Of these pathologists, 235 are board certified, and 104 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

As of June 30, 1999, 22 Practices had contracts with a total of 140 hospital locations to manage their inpatient laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 23 outpatient laboratories, of which 11 operate in conjunction with hospital laboratories.

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

The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic anatomic pathology services. Medicare reimbursement for these services represented approximately 21% and 23% of the Company's cash collections in the first six months of 1999 and 1998, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

o Medicare and Medicaid reimbursements at annually established rates;

o payments from managed care organizations at discounted fee-for-service rates;

o negotiated reimbursement rates with other third party payors;

o rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and

o discounts and other allowances, principally from private pay accounts.

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

The Medicare Part B fee schedule payment for each service is determined by multiplying the total relative value units ("RVUs") established for the service by a Geographic Practice Cost Index (GPCI). The sum of this value is multiplied by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice expense RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

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

The Balanced Budget Act of 1997 ("BBA") added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company. With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor for 1998 of $36.69. These changes effectively provided for an 8.3% increase in reimbursement in 1998.

In 1997, HCFA published regulations that recalculated a key component of the RBRVS fee schedule. This recalculation modified the practice overhead expense RVUs to reflect resource consumption, rather than the historical charge data used to establish the original practice expense. The implementation of resource based practice expense RVUs began in 1999, and will be phased in over the period 1999-2002. Also, in 1999 the physician fee schedule conversion factor was reduced by 5% from $36.69 in 1998 to $34.73 for 1999. The law provides that if adjustments to RVUs cause the total physician fee schedule payments to differ by $20 million from the amount of expenditures that would have been made if such adjustments had not been made, HCFA must make adjustments to the conversion factors to preserve budget neutrality. The conversion factor was also affected by the elimination of the separate 0.917 budget-neutrality adjustment to the work relative value units and the adjustments made to the practice expense and malpractice relative value units to ensure that percentages of fee schedule allowed charges for work, practice expense and malpractice premiums equal the new percentages that those categories represent in the revised Medicare Economic Index ("MEI") weights. The MEI measures the weighted-average annual price change for various inputs needed to produce physician's services.

HCFA also provided for a separate pap smear interpretation be made for all smears that require interpretation by a pathologist beginning January 1, 1999. The amount of this reimbursement will be approximately $36.00 adjusted for the payor locality.

In July 1999, HCFA announced several proposed rule changes that, if enacted, could impact the Part payments for pathology services. The proposed changes include: (a) the implementation of resource -based malpractice insurance RVUs, which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The BBA of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. Neither of the forgoing proposals reflects the final budget neutrality adjustments, and it is too early to evaluate the financial impacts thereof. In addition, HCFA is proposing to cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that HCFA believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. HCFA is proposing that after December 31, 1999, it will only pay the hospital for the inpatient technical component services, therefor in those situations where one of the

Company's facilities is providing the technical component for inpatient services it would be required to seek reimbursement for the services directly from the hospital.

Management continues to monitor changes in legislation impacting reimbursement. The actual impact of the forgoing changes will depend upon several factors including comments on proposed rules, the mix of inpatient and outpatient pathology services furnished by the Company, and final conversion factors (budget neutrality adjustments) which are published in November of each year.

The actual impact of the forgoing changes on Medicare pathology revenues will depend on the mix of pathology services furnished by the Company's pathologists, which we estimate will result in a reduction in Medicare reimbursement in 1999 in the range of 1.5% to 3%. In prior years, the Company has been able to mitigate the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite these offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments anticipated under Medicare, will have a negative effect on the Company's average unit reimbursement. In addition, some of the other payors of the Company could adjust their reimbursement based on the revised Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

During the first six months of 1999, the Company acquired four anatomic pathology practices, three of which were acquired in the second quarter, the operating results of which are included in the accompanying financial statements from the effective acquisition date. Changes in operations between the three and six month periods ended June 30, 1999 and 1998 are due primarily to the various acquisitions which were consummated by the Company subsequent to June 30, 1998. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period and acquired hospital contracts and expanded ancillary testing services added to existing practices.

NET REVENUES

Net revenues increased by $28.9 million, or 36.7%, from $78.8 million for the six months ended June 30, 1998, to $107.7 million for the six months ended June 30, 1999. Same practice net revenues increased $4.0 million or 5.1% from $77.9 million for the six months ended June 30, 1998 to $81.9 million for the six months ended June 30, 1999. The increase in same practice net revenues was due primarily to increases of $1.3 million in outpatient net revenues and $3.1 million in inpatient revenues. This was offset in part by decreases in the Medicare reimbursement rates, which amounted to approximately $400,000. The remaining increase of $24.9 million was from the operations of practices acquired during the first half of 1999 and those acquired during the year ended December 31, 1998.

Net revenues increased by $14.6 million, or 35.7%, from $40.8 million for the three months ended June 30, 1998, to $55.4 million for the three months ended June 30, 1999. Same practice net revenues increased $1.9 million or 4.7% from $40.0 million for the three months ended June 30, 1998 to $41.9 million for the three months ended June 30, 1999. The increase in same practice net revenues was due primarily to increases of $100,000 in outpatient net revenues and $2.0 million in inpatient net revenues. This was offset by decreases in the Medicare reimbursement rates, which amounted to approximately $200,000. The remaining increase of $12.7 million was from the operations of practices acquired during or subsequent to the quarter ended June 30, 1998.

During the six months ended June 30, 1999, approximately $8.9 million, or 8.2%, of the Company's net revenue was from contracts with national labs including SmithKline Beecham Clinical Laboratories, Inc. ("SmithKline"), Quest Diagnostics (formerly known as Corning Clinical Laboratories) ("Quest"), and Laboratory Corporation of America Holdings ("LabCorp"). In addition, approximately 17.2% of the Company's net revenue came from 28 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. On June 30, 1999, the Company was notified that one of the Columbia hospitals, located in Florida, had been sold and our contract to provide pathology services would be terminated August 30, 1999. The estimated net revenue loss as the result of the termination of this contract is less than 1% of consolidated net revenue, however, there can be no assurance that the Company will be able to make proportionate reductions in operating costs to offset the decrease in net revenue. The Company has evaluated the carrying values of identified intangibles and goodwill and the related useful lives assigned to such assets and has concluded that no adjustments are necessary at this time.

COST OF SERVICES

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $13.4 million, or 38.2%, from $35.2 million for the six months ended June 30, 1998 to $48.6 million for the same period in 1999. Of this increase, $2.8 million was attributable to same practice growth and $10.6 million from the acquisitions which occurred during 1999 or for the year ended December 31, 1998. The gross margin on the same practice revenue for the six months ended June 30, 1999, was approximately 54.0% as compared to the Company's consolidated gross margin of approximately 55.3% for the six months ended June 30, 1998. A portion of the decline is related to the decrease in Medicare reimbursement rates. In addition, the Company incurred approximately $300,000 of expenses related to the start-up of a de novo outpatient dermatopathology laboratory in New York. This facility is expected to commence operations in August 1999.

Cost of services increased by $6.9 million, or 38.2%, from $18.0 million for the three months ended June 30, 1998 to $24.9 million for the same period in 1999. Of this increase, $1.5 million was attributable to same practice growth and $5.4 million from the acquisitions which occurred during or subsequent to the quarter ended June 30, 1998. The gross margin on the same practice revenue for the three months ended June 30, 1999, was approximately 53.9% as compared to the Company's consolidated gross margin of approximately 55.9% for the three months ended June 30, 1998. A portion of the decline is related to the decrease in Medicare reimbursement rates, as well as the expensing of the start-up costs attributed to the Company's de novo outpatient dermatopathology facility in New York.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. As a percentage of consolidated net revenues, selling, general and administrative expenses increased to 16.5% for the six months ended June 30, 1999 as compared to 16.2% for the same period of 1998, but was lower than the 16.8% reported in the first quarter of 1999. The Company's objective is to decrease these costs, as a percentage of net revenues. However, in 1999 these costs as a percentage of net revenues may increase as the Company completes its Year 2000 remediation, start-up costs associated with the Center for Advanced Diagnostics and the New York facility.

Selling, general and administrative expenses increased by $4.9 million, or 38.6%, from $12.8 million for the six months ended June 30, 1998 to $17.7 million for the comparable period of 1999. Of this increase, approximately $2.6 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was attributable to operations and expansion of the practices acquired by the Company since June 30, 1998.

Selling, general and administrative expenses increased by $2.3 million, or 35.5%, from $6.6 million for the three months ended June 30, 1998 to $8.9 million for the comparable period of 1999. Of this increase, approximately $1.1 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was attributable to operations and expansion of the practices acquired during and subsequent to the quarter ended June 30, 1998.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $4.5 million, or 55.9%, from $8.0 million for the six months ended June 30, 1998, to $12.5 million for the same period in 1999. The dollar increase is primarily due to the increase in net revenues from the acquisitions that occurred during the first half of 1999 or subsequent to the six months ended June 30, 1998. The provision for doubtful accounts as a percentage of net revenues was 11.6% and 10.2% for the six month periods ended June 30, 1999 and 1998, respectively. The increase in the percentage of net revenue was primarily attributable to an overall increase in hospital based revenues. Net revenue from inpatient services increased as a percentage of consolidated net revenue to 57% in the first half of 1999 from 50% in same period of 1998. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

The provision for doubtful accounts increased by $2.5 million, or 60.0%, from $4.1 million for the three months ended June 30, 1998, to $6.6 million for the same period in 1999. Net revenue from inpatient services increased as a percentage of consolidated net revenue to 56% in the three months ended June 30, 1999 from 48% in same period of 1998.

AMORTIZATION EXPENSE

Amortization expense increased by $1.2 million, or 27.8%, from $4.3 million for the six months ended June 30, 1998, to $5.5 million for the same period of 1999. The increase is primarily attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with the acquisition of the anatomic pathology practices subsequent to June 30, 1998, and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

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

Amortization expense increased by $600,000, or 25.1%, from $2.2 million for the three months ended June 30, 1998, to $2.8 million for the same period of 1999.

INCOME FROM OPERATIONS

Income from operations increased $4.8 million or 26.2%, from $18.5 million for the first six months of 1998, to $23.3 million in the same period of 1999. As a percentage of consolidated net revenues, income from operations was 21.6% and 23.4% for the six month periods ended June 30, 1999 and 1998, respectively.

Income from operations increased $2.3 million or 23.6%, from $9.8 million for the three months ended June 30, 1998, to $12.1 million in the same period of 1999. As a percentage of consolidated net revenues, income from operations was 21.9% and 24.0% for the three month periods ended June 30, 1999 and 1998, respectively.

INTEREST EXPENSE

Interest expense increased by $300,000, or 7.8%, from $3.7 million for the six months ended June 30, 1998, to $4.0 million for the same period in 1999. The majority of this increase was attributable to the higher average amount of debt outstanding during the first six months of 1999 as compared to the 1998 period offset in part by more favorable interest rates for the 1999 period under the Company's amended $200 million credit facility.

Interest expense increased by $200,000, or 9.8%, from $1.9 million for the three months ended June 30, 1998, to $2.1 million for the same period in 1999. The Company's effective annual interest rate on the credit facility was 6.41% and 6.64% for the six and three month periods ended June 30, 1999, respectively.

PROVISION FOR INCOME TAXES

The effective income tax rate was 43.0% for the six and three month periods ended June 30, 1999, as compared to 43.5% and 42.6% for the six and three month periods ended June 30, 1998, respectively. The decrease in the Company's effective tax rate was primarily due to the tax deductibility of additional goodwill for certain 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of approximately $28.6 million, essentially the same amount of working capital available at December 31, 1998. However, there was a decrease in other current assets of $3.4 million offset by increases in net accounts receivable of $1.8 million and cash and cash equivalents of $2.0 million.

For the six month periods ended June 30, 1999 and 1998, cash flows from operations were $19.1 million and $9.6 million, respectively. For the six months ended June 30, 1999, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) fund the $10.5 million cash portion of the acquisitions completed during the period; (ii) make contingent note payments of $11.9 million; and (iii) acquire $2.0 million of property and equipment, primarily laboratory equipment and information systems as the Company continues to upgrade its billing and financial reporting systems.

At June 30, 1999, the Company had $70.0 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $200.0 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. As of June 30, 1999, $130.0 million was outstanding under the revolving loan with an annual effective interest rate of 6.41%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. At June 30, 1999, the Company believes that it is in compliance with the covenants of the credit facility.

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

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issue. The Company has made progress in assessing, remediating, testing and implementing systems to be Year 2000 ready. The Company has a comprehensive working assessment for both information technology and non-information technology systems covering the majority of its existing practices. When acquiring new practices, the Company assesses the Year 2000 risk and compliance as part of the due diligence process. The Company classifies all systems into categories of importance: mission-critical, business critical and non-critical. The Company has nearly completed its remediation, validation and implementation of its multi-phase plan discussed below for its mission-critical systems as of June 30, 1999.

The Company's Year 2000 phases to correct most information technology and non-information technology systems are as follows:

Awareness:      The continuous process of promoting awareness of the Year 2000 issue across the Company, including communications to the management and Board of Directors.

Assessment:     The assessment phase includes: (1) the physical inventory of all information technology and non-information technology hardware, software and embedded systems; (2) the determination of whether hardware and software are Year 2000 ready or if remediation is required; (3) the determination of risk tradeoffs and contingencies needed; and (4) the determination of whether our business partners, vendors, and third-party payors are Year 2000 compliant.

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

The majority of the Company's costs to correct the Year 2000 issue stem from professional services and hardware and software replacements. The cost of new hardware or software purchased in this regard is capitalized and all other costs associated with such remedial actions are expensed as incurred. The total cost associated with the Company's Year 2000 project is estimated to be about $1.0 million, which will be funded by cash flow generated by operations and the Company's credit facility. The Company does not expect these costs to have a material adverse effect on its results of operations or financial position. To date, the costs incurred were approximately $600,000, and the current estimated cost to complete the remediation for all remaining systems is estimated to be approximately $400,000.

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

The costs associated with the Company's efforts to become Year 2000 compliant and the date it expects to complete the required modifications are based on management's current estimates. Such estimates reflect numerous assumptions as to future events, including the continued availability of required resources, the Year 2000 readiness of practices acquired in the future, the reliability of the compliance plans and actions of third parties and other factors. There can be no assurance that the final costs of the Year 2000 compliance project will not exceed the current estimates or that all systems, including those of planned acquisitions, will be compliant by the anticipated compliance date. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties. There can be no assurances that any failure in the Company's systems or third parties to be Year 2000 compliant will not have a material effect on the Company. Further, the present credit facility required the Company to certify that it was Year 2000 compliant no later than June 30, 1999. To meet this requirement, the banking syndicate requested the Company to provide them with a detailed Year 2000 status report no later than June 30, 1999. The Company furnished the members of the banking syndicate with a detailed status report of Year 2000 activities on June 28, 1999. The banking syndicate has accepted such Year 2000 status report as meeting the requirements of the credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan with a balance of $130 million at June 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities - No issuance of unregistered securities by the Company occurred in the second quarter of 1999. Subsequent to June 30, 1999, the Company issued shares of its common stock in connection with the acquisition of two additional pathology practices, Ocmulgee Medical Pathology Association, Inc. and Consulting Pathologists, P.A. . The Company issued a total of 322,698 shares of common stock at closing to the sellers of these pathology practices.

All of the foregoing shares were exempt from registration under the Securities Act of 1933 when they were issued, pursuant to an exemption provided under
Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 5, 1999. The matters voted on at the Annual Meeting and the tabulation of votes on such matters are as follows:

(a)      Election of Class II Directors.

                                   NUMBER                       AGAINST OR
       NAME                        VOTING           FOR          WITHHELD
       ----                      ----------      ----------     ----------
Thomas S. Roberts                16,328,365      16,024,111       304,254
Timothy M. Kilpatrick, M.D.      16,328,365      15,902,627       425,738

The remaining directors whose terms continued after the meeting were James C. New, E. Roe Stamps, IV, Alan Levin, M.D. and C. Arnold Renschler, M.D.

(b)      Approval of the Company's Amended and Restated 1996 Stock Option Plan

The shareholders of the Company ratified the Company's Amended and Restated 1996 Stock Option Plan, by the following vote:

            FOR                      AGAINST                  ABSTENTIONS
         ----------                 ---------                 -----------
         14,365,708                 1,937,934                    24,723

ITEM 5. OTHER INFORMATION

Executive Retention Agreements

On August 12, 1999, the Company entered into Executive Retention Agreements (each an "Agreement") with certain executive officers of the Company, following approval of such Agreements by the Company's Board of Directors. Each Agreement generally provides that in the event of a "change in control" of the Company (as defined), the Company will continue to employ the Officer under the Agreement for a period of one year following the change in control, at a monthly salary (the "Base Salary") equal to the highest monthly salary paid to the Officer during the twelve months preceding the change in control. In addition, upon the occurrence of a change in control, the Officer will receive a bonus equal to twelve times the Base Salary, and at the end of the one-year employment period the Officer will receive another bonus in the same amount. The Agreements provide for various termination payments if employment is terminated prior to the end of the one-year employment period.

This description of the Agreements is not complete and is qualified in its entirety by reference to the full text of the form of Agreement which is filed as Exhibit 10.40 hereto and which is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10.40 Form of Executive Retention Agreement dated August 12, 1999, between AmeriPath and each of James C. New, Alan
                    Levin, M.D. and Robert P. Wynn.

              27.1  Financial Data Schedule

       (b)    Reports on Form 8-K

              A Current Report on Form 8-K, dated April 8, 1999, was filed by the Company with the Securities and Exchange Commission on April 16, 1999, reporting that on April 8, 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan and, in connection therewith, declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 19, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERIPATH, INC.

Date:  August 16, 1999           By: /s/  JAMES C. NEW
                                    --------------------------------------------
                                          James C. New
                                          Chairman, President and
                                          Chief Executive Officer


Date:  August 16, 1999           By: /s/  ROBERT P. WYNN
                                    --------------------------------------------
                                          Robert P. Wynn
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
10.40       Form of Executive Retention Agreement dated August 12, 1999, between AmeriPath and each of James C. New, Alan Levin, M.D. and
            Robert P. Wynn.

27.1        Financial Data Schedule