Form 10-Q
period 1999-09-30
AMERIPATH INC
filed 1999-11-15
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            Yes [X]   No [ ]

The registrant had 21,580,687 shares of common stock, $.01 par value, outstanding as of November 15, 1999.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     September 30, 1999 (Unaudited) and December 31, 1998                          3

                  Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)           4

                  Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1999 and 1998 (Unaudited)                     5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)              6-10

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                             11-19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               20

         Item 2.  Changes in Securities and Use of Proceeds                                       20

         Item 5.  Other Information                                                               21

         Item 6.  Exhibits and Reports on Form 8-K                                                21

SIGNATURES                                                                                        22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           September 30,  December 31,
                                  ASSETS                       1999          1998
                                                           -------------  ------------
                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                $  4,888      $    458
    Accounts receivable, net                                   43,258        36,090
     Inventories                                                  448           526
    Other current assets                                        6,496         8,960
                                                             --------      --------
         Total current assets                                  55,090        46,034
                                                             --------      --------
PROPERTY AND EQUIPMENT, NET                                    12,280         8,584
                                                             --------      --------
OTHER ASSETS:
    Goodwill, net                                             145,039       112,388
    Identifiable intangibles, net                             227,865       193,078
    Other                                                       2,208         1,863
                                                             --------      --------
         Total other assets                                   375,112       307,329
                                                             --------      --------
TOTAL ASSETS                                                 $442,482      $361,947
                                                             ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $ 23,520      $ 16,127
    Current portion of long-term debt                             564         1,315
                                                             --------      --------
         Total current liabilities                             24,084        17,442

LONG-TERM LIABILITIES:
     Revolving loan                                           163,479       121,087
     Subordinated notes                                           721         1,106
     Deferred tax liability                                    56,288        44,488
                                                             --------      --------
         Total liabilities                                    244,572       184,123
                                                             --------      --------
STOCKHOLDERS' EQUITY:
     Common stock                                                 215           211
    Additional paid-in capital                                152,154       148,943
    Retained earnings                                          45,541        28,670
                                                             --------      --------
         Total stockholders' equity                           197,910       177,824
                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $442,482      $361,947
                                                             ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                       ------------------------      ------------------------
                                                                         1999           1998           1999           1998
                                                                       ---------      ---------      ---------      ---------
NET REVENUES                                                           $  59,866      $  47,005      $ 167,608      $ 125,822
                                                                       ---------      ---------      ---------      ---------
OPERATING COSTS AND EXPENSES:
   Cost of services                                                       27,931         20,677         76,590         55,889
   Selling, general and administrative expenses                            9,790          8,093         27,516         20,881
   Provision for doubtful accounts                                         6,005          4,843         18,546         12,887
   Amortization expense                                                    3,317          2,507          8,846          6,832
                                                                       ---------      ---------      ---------      ---------
        Total operating costs and expenses                                47,043         36,120        131,498         96,489
                                                                       ---------      ---------      ---------      ---------
INCOME FROM OPERATIONS                                                    12,823         10,885         36,110         29,333
                                                                       ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
   Interest expense                                                       (2,528)        (2,167)        (6,568)        (5,916)
   Other, net                                                                 50             83             55             47
                                                                       ---------      ---------      ---------      ---------
        Total other expense                                               (2,478)        (2,084)        (6,513)        (5,869)
                                                                       ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                                                10,345          8,801         29,597         23,464

PROVISION FOR INCOME TAXES                                                 4,448          3,793         12,726         10,171
                                                                       ---------      ---------      ---------      ---------
NET INCOME                                                             $   5,897      $   5,008      $  16,871      $  13,293
                                                                       =========      =========      =========      =========
BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                                     $    0.28      $    0.24      $    0.80      $    0.66
                                                                       =========      =========      =========      =========
   Basic weighted average shares outstanding                              21,431         20,748         21,200         20,106
                                                                       =========      =========      =========      =========
DILUTED EARNINGS PER COMMON SHARE:
   Diluted earnings per common share                                   $    0.27      $    0.23      $    0.78      $    0.64
                                                                       =========      =========      =========      =========
   Diluted weighted average shares outstanding                            22,034         21,397         21,742         20,841
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

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                     1999          1998
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 16,871      $ 13,293
   Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization                                                    11,204         8,666
    Gain on disposal of assets                                                            3            --
    Deferred income taxes                                                            (3,500)       (2,800)
    Provision for doubtful accounts                                                  18,546        12,887
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                               (21,144)      (15,063)
      Decrease (increase) in inventories                                                 78           (32)
      Decrease (increase) in other current assets                                     2,464          (356)
      (Increase) decrease in other assets                                              (865)          272
      Increase (decrease) in accounts payable and accrued expenses                    4,053           347
                                                                                   --------      --------
                 Net cash provided by operating activities                           27,710        17,214
                                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                            (5,619)       (2,930)
    Cash paid for acquisitions and acquisition costs, net of cash acquired          (43,100)      (41,907)
    Payments of contingent notes                                                    (15,807)       (6,089)
                                                                                   --------      --------
               Net cash used in investing activities                                (64,526)      (50,926)
                                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                              7           162
     Debt issuance costs                                                                 --          (294)
     Principal payments on long-term debt                                            (1,153)       (1,352)
     Net borrowings under revolving loan                                             42,392        38,740
                                                                                   --------      --------
               Net cash provided by financing activities                             41,246        37,256
                                                                                   --------      --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,430         3,544
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          458           397
                                                                                   --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  4,888      $  3,941
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

NOTE 2 - ACQUISITIONS

The following acquisitions occurred in the third quarter of 1999:

On July 1, 1999, the Company completed the acquisition of Ocmulgee Medical Pathology Association, Inc., a hospital-based anatomic pathology practice located in Macon, Georgia. Total consideration paid by the Company in connection with this acquisition included cash of $12.8 million, the issuance of 262,500 shares of common stock with an aggregate market value of approximately $2.1 million and additional purchase price in the form of contingent notes aggregating $6.7 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

On July 26, 1999, the Company completed the acquisition of Consulting Pathologists, P.A., an outpatient pathology practice with locations in the Philadelphia, Pennsylvania area. Total consideration paid by the Company in connection with this acquisition included cash of $3.3 million, the issuance of 60,198 shares of common stock with an aggregate market value of approximately $570,000 and additional purchase price to the sellers in the form of contingent notes aggregating $2.3 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

On September 13, 1999, the Company completed the acquisition of Pathology Associates of Texas, a hospital-based pathology practice located in Fort Worth, Texas. Total consideration paid by the Company in connection with this acquisition included cash of $8.7 million and additional purchase price in the form of contingent notes aggregating $7.1 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

On September 23, 1999, the Company completed the acquisition of Associated Laboratory Physician Services, S.C., an anatomic pathology practice located in Wauwatosa, Wisconsin. Total consideration paid by the Company in connection with this acquisition included cash of $9.0 million, the issuance of 164,098 shares of common stock with an aggregate market value of approximately $1.5 million and additional purchase price in the form of contingent notes aggregating $5.0 million. The contingent notes are payable upon the achievement of stipulated levels of cumulative operating earnings of the practice over a five year period.

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

The accompanying financial statements include the results of operations of the 1999 and 1998 acquisitions from the date acquired through September 30, 1999 and 1998, respectively. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the nine months ended September 30, 1999 and 1998, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with those acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisition had been consummated on January 1, 1998. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the nine months ended September 30, 1999 and 1998 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future (in thousands, except per share amounts).

                                              Pro Forma (Unaudited)
                                            ---------------------------
                                                Nine Months Ended
                                                   September 30,
                                              1999              1998
                                            ---------         ---------
Net revenues                                $ 185,033         $ 175,591
                                            =========         =========
Net income                                  $  18,664         $  18,259
                                            =========         =========
Net income per share (diluted)              $    0.84         $    0.82
                                            =========         =========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (in thousands, except amortization periods):

                                                                                  September 30, 1999
                                                                                 Amortization Periods
                                                                                       (Years)
                                                                            ----------------------------
                                            September 30,     December 31,                     Weighted
                                                1999              1998         Range            Average
                                             -----------       ----------   -----------       ----------
Hospital contracts                           $   184,264       $  150,076      25-40             33.4
Physician client lists                            50,701           50,701      17-30             21.3
Laboratory contracts                               8,054            1,800        10              10.0
Management service agreement                       2,477            2,481        25              25.0
                                             -----------       ----------
                                                 245,496          205,058
Accumulated amortization                         (17,631)         (11,980)
                                             -----------       ----------
Balance, net                                 $   227,865       $  193,078
                                             ===========       ==========
Goodwill                                     $   154,369       $  118,523      10-35             31.0
Accumulated amortization                          (9,330)          (6,135)
                                             -----------       ----------
Balance, net                                 $   145,039       $  112,388
                                             ===========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 30.5 years.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LIABILITY INSURANCE -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier and is evaluating increased levels of coverage. At September 30, 1999, the Company is in dispute with its former insurance carrier on an issue related to applicability of the insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute will not have a material adverse effect on the Company's financial position and results of operations.

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

INTERNAL REVENUE SERVICE EXAMINATIONS -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax years ended December 31, 1997 and 1996. The examination is in the early phase and the IRS has not issued any notice of proposed adjustments, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

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

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                               Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               1999          1998
                                                             --------      --------
Assets acquired                                              $ 64,840      $ 57,500
Liabilities assumed                                           (17,484)       (4,935)
Common stock issued                                            (3,014)      (11,192)
                                                             --------      --------
Cash paid                                                      44,342        41,373
Less cash acquired                                             (1,517)         (696)
                                                             --------      --------
   Net cash paid for acquisitions                            $ 42,825      $ 40,677
Costs related to completed and pending acquisitions               275         1,230
                                                             --------      --------
Cash paid for acquisitions and acquisition costs, net of
  cash acquired                                              $ 43,100      $ 41,907
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

Basic and diluted earnings per share for the respective periods are set forth in the table below (in thousands, except per share amounts):

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,           September 30,
                                                   -------------------     -------------------
                                                     1999        1998        1999        1998
                                                   -------     -------     -------     -------
Basic Earnings Per Common Share:
   Net income                                      $ 5,897     $ 5,008     $16,871     $13,293
                                                   =======     =======     =======     =======
   Basic earnings per common share                 $  0.28     $  0.24     $  0.80     $  0.66
                                                   =======     =======     =======     =======
   Basic weighted average shares outstanding        21,431      20,748      21,200      20,106
                                                   =======     =======     =======     =======
Diluted Earnings Per Common Share:
   Net income                                      $ 5,897     $ 5,008     $16,871     $13,293
                                                   =======     =======     =======     =======
   Diluted earnings per common share               $  0.27     $  0.23     $  0.78     $  0.64
                                                   =======     =======     =======     =======
   Basic weighted average shares outstanding        21,431      20,748      21,200      20,106
   Effects of dilutive stock options                   603         649         542         735
                                                   -------     -------     -------     -------
   Diluted weighted average shares outstanding      22,034      21,397      21,742      20,841
                                                   =======     =======     =======     =======

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Certain options outstanding as of September 30, 1999 were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 617,300 at a weighted-average exercise price per share of $12.15 for the nine months ended September 30, 1999, 592,300 at a weighted-average exercise price per share of $12.27 for the three months ended September 30, 1999, 50,000 at a weighted-average exercise price per share of $16.73 for the nine months ended September 30, 1998 and 303,050 at a weighted-average price per share of $14.50 for the three months ended September 30, 1998.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company paid approximately $123,000 on contingent notes issued in connection with previous acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained in this report that are not limited to historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1998), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances.

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

OVERVIEW

AmeriPath, Inc. and its subsidiaries ("AmeriPath" or "the Company") is the nation's leading integrated physician group practice focused on anatomic pathology and laboratory management services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. The Company owns or is affiliated with 42 physician practices (the "Practices") located in twelve states. The 288 pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, in hospitals, and in outpatient ambulatory surgery centers. Of these pathologists, 285 are board certified, and 146 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

As of September 30, 1999, 23 Practices had contracts with a total of 153 hospital locations to manage their inpatient laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 28 outpatient laboratories, of which 12 operate in conjunction with hospital laboratories.

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

The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic anatomic pathology services. Medicare reimbursement for these services represented approximately 21% and 23% of the Company's cash collections in the first nine months of 1999 and 1998, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

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

In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. The Company also contracts with national clinical laboratories and is attempting to increase the number of such contracts to increase test volume. Since the majority of the Company's operating costs -- principally the compensation of physicians and non-physician technical personnel -- are relatively fixed, increases in volume, whether from indemnity or non-indemnity plans, enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of total net revenue.

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

HCFA also provided for a separate pap smear interpretation to be made for all smears that require interpretation by a pathologist beginning January 1, 1999. The amount of this reimbursement will be approximately $36.00 adjusted for the payor locality.

In July 1999, HCFA announced several proposed rule changes, and issued a final rule on November 2, 1999 that could impact payment for pathology services. The changes include: (a) the implementation of resource-based malpractice RVUs, which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The BBA of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1998 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the November 2, 1999 final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region, and AmeriPath's management believes this will result in a positive impact on the payment for global and technical component procedures. In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change will commence January 1, 2001 in order to allow independent laboratories and hospitals sufficient time to negotiate arrangements. Where one of the Company's facilities is providing technical component for inpatient services, it will now be required to seek reimbursement directly from the hospital. HCFA also announced that the physician fee schedule conversion factor will increase from $34.73 to $36.61 in 2000.

Management continuously monitors changes in legislation impacting reimbursement. The impact of the legislative changes on the Company's results of operations will depend upon several factors, including comments on proposed rules, the mix of inpatient and outpatient pathology services furnished by the Company, the amount of Medicare business and conversion factors (budget neutrality adjustments) which are published in November of each year.

In prior years, the Company has been able to mitigate the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite these offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments anticipated under Medicare, could have a negative effect on the Company's average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

During the first nine months of 1999, the Company acquired eight anatomic pathology practices, four of which were acquired in the third quarter, the operating results of which are included in the accompanying financial statements from the effective acquisition date. Changes in the results of operations between the three and nine month periods ended September 30, 1999 and 1998 are due primarily to the acquisitions which were consummated by the Company subsequent to September 30, 1998. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period and acquired hospital contracts and expanded ancillary testing services added to existing practices.

NET REVENUES

Net revenues increased by $41.8 million, or 33.2%, from $125.8 million for the nine months ended September 30, 1998, to $167.6 million for the same nine months ended in 1999. Same practice net revenues increased $5.2 million or 4.4% from $118.2 million for the nine months ended September 30, 1998 to $123.4 million for the nine months ended September 30, 1999. The increase in same practice net revenues was due primarily to increases of $2.8 million in outpatient net revenues and $3.0 million in inpatient revenues. This was offset in part by decreases in the Medicare reimbursement rates, which amounted to approximately $600,000. The remaining increase of $36.6 million was from the operations of practices acquired during the first nine months of 1999 and those acquired during the year ended December 31, 1998.

Net revenues increased by $12.9 million, or 27.4%, from $47.0 million for the three months ended September 30, 1998, to $59.9 million for the three months ended September 30, 1999. Same practice net revenues increased $1.9 million or 4.1% from $46.6 million for the three months ended September 30, 1998 to $48.5 million for the three months ended September 30, 1999. The increase in same practice net revenues was due primarily to an increase of $2.2 million in outpatient net revenues. This was offset by decreases of $100,000 in inpatient net revenues, and in the reduction of the Medicare reimbursement rates, which amounted to approximately $200,000. The remaining increase of $11.0 million was from the operations of practices acquired during or subsequent to the quarter ended September 30, 1998.

During the nine months ended September 30, 1999, approximately $15.2 million, or 9.1%, of the Company's net revenue was from individual contracts with national labs including SmithKline Beecham

Clinical Laboratories, Inc. ("SmithKline"), Quest Diagnostics ("Quest"), and Laboratory Corporation of America Holdings ("LabCorp"). The Company's contract with LabCorp expired September 30, 1999. The Company is currently negotiating the renewal of this contract, however, no assurance can be made that the contract will be renewed or if renewed, renewed under terms comparable with the existing contract. In addition, approximately 16.8% of the Company's net revenue came from 27 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. On June 30, 1999, the Company was notified that one of the Columbia hospitals, located in Florida, had been sold and our contract to provide pathology services terminated August 30, 1999. The estimated net revenue loss as the result of the termination of this contract is less than 1% of consolidated net revenue, however, there can be no assurance that the Company will be able to make proportionate reductions in operating costs to offset the decrease in net revenue. The Company from time to time evaluates the carrying values of identified intangibles and goodwill and the related useful lives assigned to such assets and has concluded that no adjustments are necessary at this time.

COST OF SERVICES

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $20.7 million, or 37.0%, from $55.9 million for the nine months ended September 30, 1998 to $76.6 million for the same period in 1999. Of this increase, $5.4 million was attributable to same practice growth and $15.3 million from the acquisitions which occurred during 1999 or for the year ended December 31, 1998. The gross margin for the nine months ended September 30, 1999, was approximately 54.3% as compared to the gross margin of approximately 55.6% for the nine months ended September 30, 1998. A portion of the decline is related to the decrease in Medicare reimbursement rates. In addition, the Company incurred approximately $500,000 of expenses related to the start-up of a de novo outpatient dermatopathology laboratory in New York. This facility commenced operations in August 1999. Excluding the results of operations for the New York startup, the Company's gross margin would have been 54.6% in 1999.

Cost of services increased by $7.2 million, or 35.1%, from $20.7 million for the three months ended September 30, 1998 to $27.9 million for the same period in 1999. Of this increase, $3.0 million was attributable to same practice growth and $4.2 million from the acquisitions which occurred during or subsequent to the quarter ended September 30, 1998. The gross margin for the three months ended September 30, 1999, was approximately 53.3% as compared to the gross margin of approximately 56.0% for the three months ended September 30, 1998. The decline is related to the decrease in Medicare reimbursement rates, as well as the expensing of the start-up costs attributed to the Company's de novo outpatient dermatopathology facility in New York.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased to 16.4% for the nine months ended September 30, 1999 as compared to 16.6% for the same period of 1998, but was comparable with the second quarter of 1999. The Company's objective is to decrease these costs, as a percentage of net revenues. However, in 1999 these costs as a percentage of net revenues, may increase as the Company completes its Year 2000 remediation, incurs start-up costs associated with its Center for Advanced Diagnostics and the New York facility, and invest in its centralized billing operations.

Selling, general and administrative expenses increased by $6.6 million, or 31.8%, from $20.9 million for the nine months ended September 30, 1998 to $27.5 million for the comparable period of 1999. Of this increase, approximately $3.9 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was attributable to operations and expansion of the practices acquired by the Company since September 30, 1998.

Selling, general and administrative expenses increased by $1.7 million, or 21.0%, from $8.1 million for the three months ended September 30, 1998 to $9.8 million for the comparable period of 1999. Of this increase, approximately $1.1 million was due to the expansion of the Company's administrative support infrastructure in areas such as increased staffing levels in marketing, billing, human resources and accounting. The remainder of the increase was from the operations of practices acquired during or subsequent to the quarter ended September 30, 1998.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $5.6 million, or 43.9%, from $12.9 million for the nine months ended September 30, 1998, to $18.5 million for the same period in 1999. The dollar increase is primarily due to the increase in net revenues and accounts receivable from the acquisitions that occurred during the first nine months of 1999 or during or subsequent to the quarter ended September 30, 1998. The provision for doubtful accounts as a percentage of net revenues was 11.1% and 10.2% for the nine month periods ended September 30, 1999 and 1998, respectively. The increase in the percentage of net revenue was primarily attributable to an overall increase in hospital based revenues. Net revenue from hospital inpatient services increased as a percentage of consolidated net revenue to 56% in the first nine months of 1999 from 52% in same period of 1998. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

The provision for doubtful accounts increased by $1.2 million, or 24.0%, from $4.8 million for the three months ended September 30, 1998, to $6.0 million for the same period in 1999. The provision for doubtful accounts as a percentage of net revenues was 10.0% and 10.3% for the three month periods ended September 30, 1999 and 1998, respectively. The Company has instituted a bad debt reduction initiative focused on improving the quality of inpatient information it receives, and has started to see positive results in the third quarter of 1999.

AMORTIZATION EXPENSE

Amortization expense increased by $2.0 million, or 29.5%, from $6.8 million for the nine months ended September 30, 1998, to $8.8 million for the same period of 1999. The increase is primarily attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with the acquisition of the anatomic pathology practices subsequent to September 30, 1998, and payments made on the contingent notes. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

The Company continually evaluates whether events or circumstances have occurred that may warrant revisions to the carrying values of its goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of the Company's goodwill or other identifiable intangible assets could have a material adverse effect on the Company's consolidated financial position and results of operations. As of September 30, 1999, the Company does not believe that any adjustments are necessary.

Amortization expense increased by $800,000, or 32.3%, from $2.5 million for the three months ended September 30, 1998, to $3.3 million for the same period of 1999.

INCOME FROM OPERATIONS

Income from operations increased $6.8 million or 23.1%, from $29.3 million for the first nine months of 1998, to $36.1 million in the same period of 1999. As a percentage of consolidated net revenues, income from operations was 21.5% and 23.3% for the nine month periods ended September 30, 1999 and 1998, respectively.

Income from operations increased $1.9 million or 17.8%, from $10.9 million for the three months ended September 30, 1998, to $12.8 million in the same period of 1999. As a percentage of consolidated net revenues, income from operations was 21.4% and 23.2% for the three month periods ended September 30, 1999 and 1998, respectively.

INTEREST EXPENSE

Interest expense increased by $700,000, or 11.0%, from $5.9 million for the nine months ended September 30, 1998, to $6.6 million for the same period in 1999. The majority of this increase was attributable to the higher average amount of debt outstanding during the first nine months of 1999 as compared to the 1998 period offset in part by more favorable interest rates for the 1999 period under the Company's amended $200 million credit facility.

Interest expense increased by $300,000, or 16.7%, from $2.2 million for the three months ended September 30, 1998, to $2.5 million for the same period in 1999. The Company's effective annual interest rate on the credit facility was 6.57% and 6.96% for the nine and three month periods ended September 30, 1999, respectively.

PROVISION FOR INCOME TAXES

The Company's effective income tax rate was 43.0% for the nine and three month periods ended September 30, 1999, as compared to 43.3% and 43.1% for the nine and three month periods ended September 30, 1998, respectively. The decrease in the Company's effective tax rate was primarily due to the tax deductibility of additional goodwill for certain 1999 and 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of approximately $31.0 million, an increase of $2.4 million over the amount of working capital available at December 31, 1998. Increases in net accounts receivable of $7.2 million and cash and cash equivalents of $4.4 million were offset by an increase in accounts payable and accrued liabilities of $7.4 million and a decrease in other current assets of $2.5 million.

For the nine month periods ended September 30, 1999 and 1998, cash flows from operations were $27.7 million and $17.2 million, respectively. For the nine months ended September 30, 1999, the cash flow from operations and borrowings under the Company's credit facility were used primarily to: (i) fund the $44.3 million cash portion of the acquisitions completed during the period; (ii) make contingent note payments of $15.8 million; and (iii) acquire $5.6 million of property and equipment, primarily for the build-out of the New York facility, laboratory equipment and information systems as the Company continues to upgrade its billing and lab information systems.

At September 30, 1999, the Company had $36.5 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $200 million in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes. As of September 30, 1999, $163.5 million was outstanding under the revolving loan with an annual effective interest rate of 6.69%. The Company is currently seeking an amendment to its facility to increase the amount available from $200 million to up to $300 million. The proposed terms of this agreement could increase the Company's annual effective interest rate by 1%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675%
and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. At September 30, 1999, the Company believes that it is in compliance with the covenants of the credit facility.

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

The Company is continually working to resolve the potential risks and concerns of the Year 2000 issue. The Company has made progress in assessing, remediating, testing and implementing systems to be Year 2000 ready. The Company has a comprehensive working assessment for both information technology and non-information technology systems covering the majority of its existing practices. When acquiring new practices, the Company assesses the Year 2000 risk and compliance as part of the due diligence process. The Company classifies all systems into categories of importance: mission-critical, business critical and non-critical. The Company has completed its remediation, validation and implementation of its multi-phase plan discussed below for its mission-critical systems other than with respect to practices acquired since June 1999, which will be completed prior to year end.

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

The Company is also assessing the risks and contingencies for third-party payors, strategic partners, vendors, contracted hospitals, large commercial payors (e.g. Medicare, Blue Cross/Blue Shield and Cigna) and facility safety systems. The Company has had dialogue with its key vendors and customers, including hospitals and third-party payors, to determine the extent of any exposure that the Company may have with respect to failure on the part of such third parties to become Year 2000 compliant. The Company is working directly with strategic partners and third-parties to avoid business interruptions in the year 2000. There can be no assurance that the computer systems of such external parties upon which the Company is dependent, including third-party payors, will become compliant in a timely manner; or, that such lack of compliance will not have an adverse effect on the Company's systems, results of operations or financial position.

The majority of the Company's costs to correct the Year 2000 issue stem from professional services and hardware and software replacements. The cost of new hardware or software purchased in this regard is capitalized and all other costs associated with such remedial actions are expensed as incurred. The total cost associated with the Company's Year 2000 project is estimated to be under $1.0 million, which will be funded by cash flow generated by operations and the Company's credit facility. The Company does not expect these costs to have a material adverse effect on its results of operations or financial position. To date, the costs incurred were approximately $600,000, and the current estimated cost to complete the remediation for all remaining systems is estimated to be less than $100,000.

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

The costs associated with the Company's efforts to become Year 2000 compliant and the date it expects to complete the required modifications are based on management's current estimates. Such estimates reflect numerous assumptions as to future events, including the continued availability of required resources, the Year 2000 readiness of practices acquired in the future, the reliability of the compliance plans and actions of third parties and other factors. There can be no assurance that the final costs of the Year 2000 compliance project will not exceed the current estimates or that all systems, including those of planned acquisitions, will be compliant by the anticipated compliance date. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties. There can be no assurances that any failure in the Company's systems or third parties to be Year 2000 compliant will not have a material effect on the Company. Further, the present credit facility required the Company to certify that it was Year 2000 compliant no later than June 30, 1999. To meet this requirement, the banking syndicate requested the Company to provide them with a detailed Year 2000 status report no later than June 30, 1999. The Company furnished the members of the banking syndicate with a detailed status report of Year 2000 activities on June 28, 1999. The banking syndicate has accepted such Year 2000 status report as meeting this requirement of the credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan with a balance of $163.5 million at September 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities - In connection with three of the acquisitions completed during the third quarter of 1999, the Company issued the following shares of common stock:

                                                                               Effective            Shares
                                                       Location                  Date               Issued
                                                    ---------------       ------------------       --------
Ocmulgee Medical Pathology Association, P.A.        Macon, GA             July 1, 1999              262,500
Consulting Pathologists, P.A.                       Springfield, PA       July 19, 1999              60,198
Associated Laboratory Physician Services, S.C.      Wauwatosa, WI         September 15, 1999        164,098


All of the foregoing shares were exempt from registration under the Securities Act of 1933 when they were issued, pursuant to an exemption provided under
Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 5. OTHER INFORMATION

 AGREEMENTS WITH CHIEF EXECUTIVE OFFICER.

         On November 1, 1999, the Company entered into two agreements which clarify the Company's severance obligations, and provide for related consulting and non-competition agreements, with the Company's President and Chief Executive Officer, James C. New. The first agreement is a letter agreement, between Mr. New and the Company, clarifying the definition of "cause" for purposes of Mr. New's employment agreement with the Company dated October 24, 1995 (which provides, among other things, for 12 months salary and benefits continuation in the event Mr. New is separated from the Company for a reason other than "cause"). The second agreement, a Consulting and Non-competition Agreement, provides for continuation of Mr. New's current salary and benefits for an additional 12 month period in exchange for Mr. New's agreement to provide certain consulting services, and to refrain from competing with or soliciting personnel from the Company, during the agreement's (24-month) term. This latter agreement becomes effective if either (a) Mr. New's employment with the Company is terminated for a reason other than death, disability or voluntary resignation prior to a change-in-control of the Company, or by the Company for "cause", or
(b) Mr. New voluntarily resigns following a change-in-control.

         The description of the agreements referenced above is only a summary and is not complete, and is qualified in its entirety by reference to the full text of such agreements which are filed as Exhibits 10.41 and 10.42 hereto and which are incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.41 Letter Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New.

         10.42 Consulting and Non-competition Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New.

         27.1                       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.

Date:  November 15, 1999               By:  /S/  JAMES C. NEW
                                            ------------------------------------
                                              James C. New
                                              Chairman, President and
                                              Chief Executive Officer


Date:  November 15, 1999               By:  /S/  ROBERT P. WYNN
                                            ------------------------------------
                                              Robert P. Wynn
                                              Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 10.41                  Letter Agreement dated November 1, 1999 between
                        AmeriPath, Inc. and James C. New.

 10.42 Consulting and Non-competition Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New.

 27.1                   Financial Data Schedule