Form 10-K405
period 1999-12-31
AMERIPATH INC
filed 2000-03-27
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 10, 2000 was approximately $196.9 million based on the $9.938 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of March 10, 2000 was 21,580,687.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Report are incorporated by reference into Part III of this Report.

                                 INDEX TO ITEMS

                                                                                                    PAGE
                                                                                                    ----
PART I
                  Item 1.      General Business                                                       1
                  Item 2.      Properties                                                            16
                  Item 3.      Legal Proceedings                                                     16
                  Item 4.      Submission of Matters to a Vote of Security Holders                   16

PART II.
                  Item 5.      Market for the Registrant's Common Stock and Related
                                 Stockholder Matters                                                 17
                  Item 6.      Selected Financial Data                                               17
                  Item 7.      Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                 19
                  Item 7A.     Quantitative and Qualitative Disclosures about Market Risk            29
                  Item 8.      Financial Statements and Supplementary Data; Index to
                                 Consolidated Financial Statements                                   29
                  Item 9.      Changes in and Disagreements with Accountants on
                                 Accounting and Financial Disclosure                                 29

PART III.
                  Item 10.     Directors and Executive Officers of the Registrant                    30
                  Item 11.     Executive Compensation                                                30
                  Item 12.     Security Ownership of Certain Beneficial Owners and Management        30
                  Item 13.     Certain Relationships and Related Transactions                        30

PART IV.
                  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K       31

Exhibits                                                                                             31
Signatures                                                                                           35
Financial Statements                                                                                F-1
Financial Statement Schedules                                                                       S-1


                                     PART I

ITEM 1.  GENERAL BUSINESS

         AmeriPath, Inc. and its subsidiaries ("AmeriPath" or "the Company") is the nation's leading integrated physician group practice and laboratory management company focused on providing anatomic pathology diagnostic services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. Since inception, the Company has acquired or affiliated with 44 physician practices (the "Practices") located in 13 states. The 297 pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 293 are board certified in anatomic and clinical pathology, and 133 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

         As of December 31, 1999, 24 Practices had contracts with a total of 164 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 29 outpatient laboratories, of which 13 operate in conjunction with hospital laboratories.

STATISTICAL DATA:
                                                      DECEMBER 31,
                                            1997         1998          1999
                                            ----         ----          ----
        /bullet/ Pathologists               133           226           297
        /bullet/ Hospital Contracts          75           125           164
        /bullet/ Employees                  994         1,346         1,595
        /bullet/ Outpatient laboratories     16            21            29

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

         AmeriPath manages and controls all of the non-medical functions of the Practices, including:

         /bullet/ recruiting, training, employing and managing the technical and support staff of the Practices;
         /bullet/ developing, equipping and staffing laboratory facilities; /bullet/ establishing and maintaining courier services to transport specimens;
         /bullet/ negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors;
         /bullet/ providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services;
         /bullet/ maintaining compliance with applicable laws, rules and regulations; and
         /bullet/ providing slide preparation and other technical services for the Practices.

         During 1999, the Company acquired 10 Practices in six states (adding a total of 71 pathologists): eight of these were in states in which the Company previously operated (Pennsylvania, Wisconsin, Florida, and Texas) and two were in additional states (Georgia and Michigan).

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

         Pathologists receive tissue samples from surgical procedures performed on both inpatients (patients seen in hospitals) and outpatients (patients seen in physician offices and in ambulatory surgery centers). Subspecialties within the area of surgical pathology include dermatopathology and hematopathology. The Company currently employs almost 300 pathologists who are board certified in anatomic pathology; over 130 of them have additional subspecialty board certification.

         Cytopathology involves the evaluation of cells under the magnification of a microscope. Pathologists examine cells obtained from body fluids, from solid tissues aspirated through needles and from scrapings of body tissues. The most widely known cytopathologic examination is the "Pap" smear, developed by George Papanicolaou in 1940. A conventional "Pap" smear consists of a scraping of cells taken from the cervix, spread on a slide, stained with a dye to color the cells, and examined by a pathologist using a microscope. To help reduce the number of false negatives, another form of cell accumulation was developed. This mono-layer technology collects a sample from the cervix using a cyto-brush, which is then rinsed into a vile filled with preserved solution. The cell solution is processed at a laboratory by a technician. The device filters the blood and mucous and spreads cells in a thin layer, making the slide easier to read. Despite the higher cost of mono-layer methods, the technology is rapidly gaining acceptance in the medical community. "Pap" smears are considered screening tests, which provide another physician with information that suggests whether or not a potentially dangerous condition is present. If an abnormality is detected, the pathologist recommends what additional diagnostic procedures (such as biopsy of the affected tissue) may be necessary. Other cytopathology examinations may, in and of themselves, be diagnostic of a specific disease condition. As with surgical pathology specimens, cytopathology specimens may come from hospitalized patients, from patients in ambulatory surgery centers, from patients being seen in private physician offices, from clinics, or from pathologists taking aspiration biopsies directly from patients. Experts in this subspecialty of pathology are called cytopathologists. All of the Company's anatomic pathologists possess board certification that qualifies them to read cytology cases. Of these pathologists, 60 also are board certified cytopathologists.

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

         Pathologists perform their duties in laboratories within hospitals, within free standing local, regional, and national laboratories independent of hospitals, within ambulatory surgery centers, and within a variety of other settings. Because tissue and fluid samples are readily transportable, pathologists working within one of these settings may actually receive specimens for evaluation and diagnosis from multiple sources including physician offices, clinics, other laboratories, and even other hospitals. This ability to deliver work to sites having capacity to handle additional volume enhances the pathologists' productivity and allows a pathology practice to serve a larger geographic area. The Company uses this strategy to ensure the growth of "same practice net revenues," while making its pathologists more productive and efficient, and enabling the Company to better serve the customer by utilizing the specialized expertise available within the Company's pathologists.

         The Company focuses on providing its inpatient anatomic and clinical pathology services at hospitals and outpatient anatomic pathology services to nonhospital clients. Based on a study prepared for the Company, the Company believes that, as of 1995, the domestic market for nonhospital outpatient pathology services was approximately $2.1 billion; for inpatient pathology services in hospitals with 400 or fewer beds, the market was approximately $1.1 billion.

         The Company expects the market for anatomic pathology services to grow primarily due to the aging of the United States population, the increasing incidence of cancer, and accelerating medical advancements that allow for the earlier diagnosis and treatment of diseases. The American Cancer Society estimates that approximately 13 million Americans alive today have had, or still have, some form of cancer and in 2000, about 1.2 million new cancer cases are expected to be diagnosed, 47,700 of which will be new melanoma cases. Studies published by the American Cancer Society revealed that there were approximately
1.3 million new cases of non-melanoma cases (basal cell carcinoma and squamous cell carcinoma) diagnosed in 1999. According to the information published by the American Medical Association, there are approximately 14,000 practicing pathologists in the United States.

         Current trends within healthcare may accelerate the demand for the Company's services. Healthcare cost containment pressures, the increasing influence of managed care, and medical and technological advancements drive hospitals to reduce the length of patient stays, decrease the number of procedures being performed as inpatients, and increase the number of procedures shifted to the outpatient setting. The Company expects to capitalize on this trend by working with hospitals to eliminate the redundancies within the typical anatomic pathology laboratories that exist within hospitals, thereby reducing hospitals' costs. By consolidating and centralizing these functions into more efficient and cost effective outpatient anatomic pathology laboratories, the Company will also be able to broaden the range of subspecialty services it offers and to develop new esoteric testing capabilities. Because the trend toward providing medical services in outpatient settings almost certainly will continue, the Company will be well positioned to capitalize on these opportunities.

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

BUSINESS STRATEGY

         The Company's objective is to enhance its position as the largest provider of anatomic pathology services through the following strategies:

         FOCUS ON ANATOMIC PATHOLOGY. The Company believes that its focus of providing management services to anatomic pathology practices provides it with a competitive advantage in the management of such practices. As a result of the Company's single focus, pathologists are able to form an internal network for consultations and to offer specialized services and testing to their clients. The Company also believes that its single specialty focus enhances its expertise in managing both inpatient and outpatient pathology practices.

         In the fourth quarter of 1998, the Company began the operation of its Center for Advanced Diagnostics ("CAD") in Fort Myers, Florida. CAD focuses on molecular testing including DNA analysis, flow cytometry and cytogenetics. With CAD's advanced technologies, it is able to provide AmeriPath's pathologists with a greater level of diagnostic information to further refine diagnoses made after routine surgical pathology evaluation. This increased diagnostic value is demonstrated in CAD's ability to assist pathologists in better grading and staging of cancers, accurately classifying leukemia and lymphomas as well as providing a variety of prognostic information through enhanced pathology reporting. As this detailed diagnostic reporting is provided to assist AmeriPath's pathologists, it allows for improved input in analyzing the best treatment options and selecting the most effective therapies. The Company is in the process of moving this operation to an expanded facility in Orlando, Florida.

         During the second quarter of 1999, the Company entered into a services agreement with A. Bernard Ackerman, M.D., widely regarded as the preeminent dermatopathologist in the world. In order to maximize the effectiveness of Dr. Ackerman's affiliation with the Company, AmeriPath established the "ACKERMAN ACADEMY OF DERMATOPATHOLOGY" and a diagnostic facility in New York City. The Academy has an accredited dermatopathology fellowship training program with state-of-the-art instrumentation, including a 27-head microscope, and one of the most technologically advanced audiovisual systems available. The diagnostic facility, AmeriPath New York, operates as a licensed independent outpatient laboratory specializing in dermatopathology and offers adjunctive methods for diagnosis, including immunoperoxidase, marker studies, gene rearrangement, and immunofluorescence.

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

         EXPAND SALES AND MARKETING EFFORTS. The Company focuses on generating internal growth for the Practices by augmenting their existing physician and contractual relationships through a professional sales and marketing program. The Company's marketing program is designed to: increase relationships with physicians over a broader geographic region; expand contracts with national clinical laboratories that subcontract for anatomic pathology services; and capitalize on existing managed care relationships. Since specimens are readily transportable, the Company's sales and marketing efforts focus on expanding the geographic scope of the Practices. Nine Practices presently have contracts to provide outpatient anatomic and cytopathology pathology services with the two major national clinical laboratories. These contracts generally are exclusive to the individual practice. The Company is seeking to extend its existing contracts with national clinical laboratories to include multiple practices that cover broader geographic regions. The Company believes that its regional business model offers national clinical laboratories and managed care organizations a convenient single source for anatomic pathology services.

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

         ACHIEVE OPERATIONAL EFFICIENCIES. The Company believes that its Practices will benefit from the management and administrative support provided by the Company's corporate staff, which provides oversight and technical and administrative support services. The Company has centralized accounting and financial reporting, payroll, benefits administration, purchasing, managed care contracting, risk management and corporate compliance. Furthermore, the Company has achieved and continues to pursue certain cost and operational efficiencies, enhancing the Practices' profitability and efficiency by utilizing the Company's collective buying power to negotiate discounts on laboratory equipment and medical supplies and reductions in premiums for health, property, casualty and professional liability insurance. Also, prior to their acquisition, each of the Practices either managed their billing and collections in-house or outsourced these functions. The Company continues to evaluate the billing and collection systems of the Practices and centralizes such functions to the extent determined practicable and efficient. To date, the Company has centralized the billing and collections functions for eleven of the Practices at its centralized billing operation in Fort Lauderdale, and has outsourced the billing for ten of its Practices to Per Se' Technologies ("Per Se' "), formerly Medaphis Corporation. Rates paid to Per Se' are tied to collection volume on accounts handled by Per Se'. For the year ended December 31, 1999, the Company's consolidated billing operation in Fort Lauderdale handled $63.7 million and Per Se' $59.4 million of the Company's net revenue. This is compared to $55.5 million in Fort Lauderdale and $41.4 million handled by Per Se' in 1998.

REGIONAL BUSINESS MODEL

         The Company believes that its regional business model offers short and long-term benefits to the Company, its pathologists, referring physicians, third party payors and patients. The Company continues to integrate the Practices' administrative and technical support functions, including accounting, payroll, purchasing, risk management, billing and collections, and expects such integration to result in enhanced operational efficiencies. The Company's courier system for transporting specimens enables the Practices to penetrate areas outside their current markets and enhance the utilization of their laboratory facilities. The Company also integrates and coordinates the sales and marketing personnel of the Practices to promote the Practices to physicians, hospitals, surgery centers, managed care organizations and national clinical laboratories. This marketing effort is based upon promoting the broad geographic coverage, professional pathologist expertise and the extensive professional services offered by the Company. The Company's strategy is to leverage its size to expand its contracts with national clinical laboratories to all of the areas covered by its Practices. The Company markets its services under the name "AmeriPath" in order to develop brand identification of products and services to payors and other clients. The Company plans to integrate the Practices' management information systems into a single system (or at a minimum consolidate the information resident on the various lab information systems) that will expand the financial and diagnostic reporting capabilities of each of the Practices and the Company. Based on the foregoing, the Company believes that implementation of this regional model increases the revenues and profitability of the Practices in the region, and the Company is applying this regional business model, in whole or in part, to other states in which it operates.

         Through the implementation of its operating strategies, the Company continues to develop integrated networks of anatomic pathology practices on a regional basis. These networks consist of a number of practices that together:
(i) have a substantial regional market presence; (ii) offer a broad range of services; (iii) have extensive physician contacts; and (iv) possess complementary strengths and opportunities for operational and production efficiencies. The Company has developed its regional business model in Florida and is replicating its model in Texas and the Midwest. The Company believes that Florida represents an attractive market due to its population, demographics, including the growth of the general population and a large elderly population, as well as the Company's familiarity and understanding of the anatomic pathology market in Florida. The Company currently owns, controls and manages anatomic pathology practices throughout Florida including Miami, Fort Lauderdale, Jacksonville, Orlando, Daytona, Fort Myers and Tampa. In addition, the Company contracts with Quest Diagnostics ("Quest") (including the former SmithKline Beecham Clincal Laboratories, Inc. ("SmithKline")), a national clinical laboratory, to provide anatomic pathology services on an exclusive basis in all of Florida's 67 counties.

         The Company believes that its improving performance in Florida, as reflected in the following table, is due in part to the favorable results of its regional model in Florida:

                                                           DECEMBER 31,
                                                    1997      1998       1999
                                                  -------    -------    -------
FLORIDA STATISTICS                                    (DOLLARS IN MILLIONS)
Number of Practices                                     8         11         12
Pathologists                                           72         82         80
Hospital contracts                                     30         31         31
Net revenues                                      $  70.8    $  85.1    $  92.5
Operating margin before amortization              $  20.2    $  25.6    $  27.7
Operating margin as a percent of net revenues        28.5%      30.1%      30.0%

AMERIPATH CORPORATE STRUCTURE; OWNED AND AFFILIATED PRACTICES; HOSPITAL CONTRACTS AND LABORATORIES.

         AmeriPath, Inc. is a holding company that currently operates through its Practice Subsidiaries and Manager Subsidiaries as defined below. The manner in which AmeriPath operates a particular Practice is determined primarily by the corporate practice of medicine restrictions of the State in which the Practice is located and other applicable regulation. The Company believes that it exercises care in its efforts to structure its practices and arrangements with hospitals and physicians and its subsidiaries so as to comply with relevant federal and state laws and believes that such current arrangements and practices comply with all applicable statutes and regulations. However, due to uncertainties in the law there can be no assurance that none of such arrangements or practices could be deemed to be in noncompliance in the future, or that such occurrence could not result in a material adverse effect on the Company.

         Corporate practice of medicine restrictions, which are discussed in further detail under "Government Regulation" below, prohibit corporate entities from employing or otherwise exercising control over physicians. In states that do not prohibit a for-profit corporation from employing physicians such as Florida, Alabama, Mississippi and Kentucky, AmeriPath operates its Practices through Practice Subsidiaries, which are subsidiary corporations of AmeriPath that directly employ the physicians. In states that prohibit a for-profit corporation from employing physicians, such as Texas, Indiana, Ohio, North Carolina, Michigan, Wisconsin New York and Pennsylvania, AmeriPath operates each Practice through a Management Subsidiary, which is a subsidiary of AmeriPath that has a long-term management agreement with the applicable PA Contractor, which in turn employs the Physicians. In many cases, several Practices are included within or organized under a single Practice Subsidiary or PA Contractor, as the case may be.

         OWNERSHIP AND MANAGEMENT OF THE MANAGEMENT SUBSIDIARIES AND PRACTICE SUBSIDIARIES. The Management Subsidiaries and the Practice Subsidiaries are wholly-owned subsidiaries of AmeriPath and the officers and directors of such companies are generally members of AmeriPath's executive management team.

         OWNERSHIP AND MANAGEMENT OF THE PA CONTRACTORS. The term PA Contractor, is used throughout this document to refer to an entity which has a contractual relationship with the Company but is not owned directly by AmeriPath. These entities can be a professional corporation or professional association, as permitted and defined in various state statutes. The PA Contractors operating in North Carolina, Wisconsin, New York, Michigan and Pennsylvania are owned by physicians affiliated with AmeriPath. To the extent permitted under applicable law, members of AmeriPath's executive management team who are also affiliated physicians own or control such PA Contractors. The affiliated physicians who own PA Contractors have entered into agreements with AmeriPath that (i) prohibit such affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances and (ii) require such affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events.

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

         OPERATION OF PRACTICES GENERALLY. AmeriPath manages and controls all of the non-medical functions of the Practices. AmeriPath is not licensed to practice medicine. The practice of medicine is conducted solely by the affiliated physicians. In managing the Practices, the Board of Directors and management of AmeriPath formulate strategies and policies which are implemented locally on a day-to-day basis by each Practice, without regard to whether such practice is organized as a management or Practice Subsidiary or PA Contractor. Each Practice has a pathologist Managing Director who is responsible for overseeing the day-to-day management of the Practice, who report to one of four Regional Managing Directors, three of whom are pathologists, who in turn report to AmeriPath's Chief Operating Officer. AmeriPath's Medical Director and Chief Operating Officer, are physicians and develop and review standards for the affiliated physicians and their medical practices and review quality and peer review matters with each Practice's Medical Director (or a medical review committee). AmeriPath's Chief Operating Officer, a physician, oversees all employment matters with respect to affiliated physicians and staffing decisions at the Practices.

         HOSPITAL CONTRACTS AND LABORATORIES. The Practices typically contract with hospitals to exclusively provide pathology services. The Practices staff each hospital with at least one pathologist who generally serves as the Medical Director of the hospital laboratory and who facilitates the hospital's compliance with licensing requirements. The Practices are responsible for recruiting, staffing and scheduling the Practice's affiliated physicians in the local hospital's inpatient laboratories. The Medical Director of the laboratory is responsible for: (i) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (ii) serving as a liaison to the hospital administrators and medical staff; and (iii) maintaining professional and public relations in the hospital and the community. Several Practices have both outpatient laboratories and hospital contracts, which allow outpatient specimens to be examined by the hospital pathologists, enhancing the utilization of pathologists in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the Practices. Upon initiation, the hospital contracts typically have terms of one to five years and automatically renew for additional terms of one year unless otherwise terminated by either party. The contracts provide that the hospital may terminate the agreement prior to the expiration of the initial or renewal term. Loss of any particular hospital contract would not only result in a loss of net revenue to the Company, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. As of December 31, 1999, the Practices had contracts with 164 hospitals, of which the majority are exclusive, 27 of which are owned by Columbia/HCA Healthcare Corporation ("Columbia"), the country's largest publicly owned hospital company. No assurance can be given that such contracts with hospitals will not be terminated or that they will be renewed in the future.

         All of AmeriPath's outpatient laboratories are licensed and certified under the guidelines established by CLIA and applicable state statutes and are managed by a Medical Director of the Laboratory. AmeriPath's corporate compliance, quality assurance and quality improvement programs are designed to assure that all laboratories and other operations are in compliance with applicable laws, rules and regulations.

MANAGEMENT INFORMATION SYSTEMS

         The Company believes that its increasing integration and consolidation of its laboratory information, billing and collections and financial reporting systems enable it to monitor the operations of the Practices, enhance utilization of the pathologists, develop practice protocols and archives and provide the Company with a competitive advantage in negotiating national clinical laboratory and managed care contracts. Each of the Company's laboratories has a laboratory information system that enables laboratory personnel to track, process, report and archive patient diagnostic information.

         The Company's systems include an outpatient billing software program, at its Fort Lauderdale centralized billing operation, which is being utilized for the integration of outpatient billing. In its effort to further increase the capacity of its centralized billing operations, during 1999 the Company signed an agreement with a large healthcare software provider for a billing, accounts receivable and collections system. In addition to performing services for outpatient billing, hospital billing will be tested on the new system. Conversion from the current billing system to the new billing system is anticipated to be completed by the end of 2000. The Company has installed a complete general ledger and financial reporting system to handle accounting for the Practices and to consolidate all accounting and financial information. As of January 2000, all of the Practices have been integrated onto one common accounting system.

         In 1999, the Company allocated significant resources to ensure that its systems would not be adversely affected by the Year 2000. Because of its remediation efforts, all systems within the Company functioned without flaw at the turn of the millennium.

         Because the Company is one of the largest diagnostic information providers it realizes the importance and value of the data resident in the various systems. In an effort to mine this data, the Company is in the process of developing a Web-enabled data warehouse offering named PathWay Solutions/trademark/. PathWay Solutions/trademark/ will provide comparative statistical and diagnostic information that can be used by its client referring physicians, hospitals, payers and others for disease management and awareness, utilization management and research capabilities.

         The impetus and advancement in the Internet is changing the way society is conducting business and obtaining information. In an effort to exceed the challenge, the Company is developing an Internet strategy that will provide advanced services to its patients, client referring physicians, hospitals, payers, and general public.

         The Company invested approximately $1.5 million and $2.5 million in information technology during the years ended December 31, 1998 and 1999, respectively. It plans to invest additional amounts necessary to implement advanced technologies by becoming more cost effective, efficient and responsive, as well as providing value-added services.

SALES AND MARKETING

         OUTPATIENT MARKET. The Company's marketing efforts are focused on physicians, hospital and outpatient surgery center administrators, national clinical laboratories and managed care organizations. Prior to being acquired by the Company, the Practices' marketing efforts were primarily based upon the professional reputations and individual efforts of the pathologists. The Company believes that there is an opportunity to capitalize on these professional reputations by hiring experienced personnel and utilizing professional sales and marketing techniques. Historically, some of the outpatient practices marketed outpatient services primarily to dermatologists, over a broad geographic area including neighboring states. The Company continues to expand its sales force with additional sales personnel and management staff to accommodate new acquisitions as well as increase same store growth. These field representatives are supervised by regional sales managers who coordinate the implementation of regional contracting efforts, leverage operational capabilities, support national sales strategies and provide ongoing training and field sales support. The Regional Sales Managers report to a National Director of Sales to insure the implementation of consistent and effective sales activities nationwide. The sales and marketing staff also includes Directors of Marketing and Managed Care. In 1999, the Company added four positions to the marketing department: two product development managers, a sales analyst, and a marketing coordinator, all of whom report directly to the Director of Marketing. The Director of Managed Care directs regional managed care specialists in negotiating additional contracts. In

1999, the Company added two positions to its Managed Care Department. The Director of Managed Care Sales will oversee the department's efforts with national contracts, and the Manager of Contract Administration who will ensure adherence to contract terms and conditions.

         NATIONAL CLINICAL LABORATORY MARKETING. The national clinical laboratories, principally the two major ones, Quest and Laboratory Corporation of America Holdings ("LabCorp") contract with managed care organizations to provide clinical laboratory services, as well as anatomic pathology and cytology services. Their contracts with managed care organizations are typically capitated. Nine Practices have exclusive subcontracts with one of the two national clinical laboratories to provide anatomic pathology and cytology services. Under these contracts, which typically run from one to three years with automatic renewals unless terminated earlier, the Practices bill the national clinical laboratories on a discounted fee-for-service basis. The reduced fee is offset by the national clinical laboratories provision of courier services, supplies, and reduced billing costs and lower bad debts, since the national clinical labs bear the capitation risk. The Company is directing its marketing efforts to national clinical laboratories to expand these contracts on a regional basis to additional practices as well as to enter into new contracts. At the same time the Company is seeking to secure new contracts and expand existing provider contracts with managed care organizations for the provision of anatomic pathology services directly to their members and is prepared to negotiate flexible arrangements with managed care organizations, including discounted fee-for-service or capitated contracts. There can be no assurance that the Company's efforts to contract directly with managed care organizations will not adversely affect the Company's relationship with the national clinical laboratories.

         In February 1999, SmithKline announced the sale of its clinical laboratories unit to Quest, which gave Quest the leading position in the $30 billion clinical laboratory testing industry. At the time, the Company had contracts with both SmithKline and Quest, often in areas where the two were not in direct competition. It is too soon to assess the impact of the acquisition on the Company's operations or contracts with Quest. However, all indications are that the combined entity will maintain its relationship with pathology service providers, and may consolidate the number of providers it uses. Since AmeriPath is one of their largest providers of pathology services, it places AmeriPath's pathologists in a very competitive position. However, there is no assurance that we will maintain these relationships in the future.

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

CONTRACTS AND RELATIONSHIPS WITH AFFILIATED PHYSICIANS

         The Company employs pathologists, or manages the PA Contractors who employ pathologists, to provide medical services in hospitals and in other inpatient and outpatient laboratories. Pathologist employment agreements typically have terms of three to five years and generally can be terminated at any time upon 60 to 180 days notice. The pathologists generally receive a base salary, fringe benefits, and may include an incentive performance bonus. In addition to compensation, the Company provides its pathologists with uniform benefit plans, such as disability, supplemental retirement, life and group health insurance and medical malpractice insurance. The pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in pathology. The Company is responsible for billing patients, physicians and third party payors for services rendered by the pathologists. Most of the agreements prohibit the physician from competing with the Company within a defined geographic area and prohibit solicitation of pathologists, other employees or clients of the Company for a period of one to two years after termination of employment.

         The Company's business is dependent upon the recruitment and retention of pathologists, particularly those with subspecialties, such as dermatopathology. While the Company has been able to recruit (principally through practice acquisitions) and retain pathologists, no assurance can be given that the Company will be able to continue to do so successfully or on terms similar to its current arrangements. The relationship between the Company's pathologists and their respective local medical communities is important to the operation and continued profitability of the Practices. In the event that a significant number of pathologists terminate their relationships with the Company or become unable or unwilling to continue their employment, the Company's business could be materially and adversely affected.

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

         The Company derived approximately 22% and 20% of its collections for the years ended December 31, 1998 and 1999, respectively, from payments made by government sponsored healthcare programs (principally Medicare and Medicaid). The decrease in the percentage of collections attributable to government sponsored healthcare programs resulted primarily from the acquisition of practices outside Florida, with smaller Medicare populations. These programs are subject to substantial regulation by the federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect the Company's financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid also could result in payment reductions. Although governmental payment reductions have not materially affected the Company in the past, it is possible that such changes in the future could have a material adverse effect on the Company's financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to the Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for the Company in that state if the Company were not selected as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs could occur. The Company expects that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

         In connection with practice acquisitions, the Company performs certain due diligence investigations with respect to the potential liabilities of acquired practices and obtains indemnification with respect to certain liabilities from the sellers of such practices. Nevertheless, there can be undiscovered claims which subsequently can arise and there can be no assurance that any liabilities for which the Company becomes responsible (despite such indemnification) will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, the Company, through its Corporate Compliance Program, regularly reviews the Practices' compliance with federal and state healthcare laws and regulations and revises as appropriate the operations, policies and procedures of its Practices to conform with the Company's policies and procedures and applicable law. While the Company believes that the operations of the Practices prior to their acquisition were generally in compliance with such laws and regulations, there can be no assurance that the prior operations of the Practices were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although the Company maintains an active compliance program, it is possible that the government might challenge some of the current practices of the Company as not being in full compliance with such laws. A violation of such laws by a practice could result in civil and criminal penalties, exclusion of the physician, the practice or the Company from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

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

         SAFE HARBORS. The federal government has published regulations that provide "safe-harbors" for certain business transactions that would otherwise violate the anti-kickback statute. While arrangements between the Company, physicians and third parties may not satisfy applicable requirements under these safe harbors, the Company believes its operations are in material compliance with applicable Medicare and fraud and abuse laws. There is a risk however, that the Office of the Inspector General ("OIG") might investigate arrangements which do not satisfy the safe harbors. If the Company's arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, which could materially adversely affect the Company.

         ADVISORY OPINIONS. The Department of Health and Human Services Office of Inspector General issue advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 99-13, the OIG opined when prices for laboratory services for non-governmental patients are discounted below Medicare reimbursable rate, the anti-kickback statute may be implicated. The OIG found prices discounted below the laboratory supplier's costs to be particularly problematic. In the same opinion, OIG suggests that a laboratory may be excluded from federal health care programs if it charges Medicare or Medicaid amounts substantially in excess of discounted charges to the physician. In the OIG's opinion, charges are likely excessive if the profit margin for Medicare business exceeds profit margin for non-federally reimbursed business. The OIG also has addressed physician practice management arrangements in an advisory opinion. In Advisory Opinion 98-4, the OIG found that management fees based on a percentage of practice revenues may violate the anti-kickback statute. Although these advisory opinions are limited to the parties who request them, in the event the Company has arrangements that are inconsistent with the OIG's opinions, the OIG might take the position that the arrangements violate the anti-kickback law. Any such finding could have a material adverse impact on the Company.

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

         Physicians affiliated with the Company may have financial relationships with the Company, as defined by Stark, in the form of compensation arrangements, ownership of Company shares, contingent promissory notes with the Company, or a combination of the above. With respect to compensation arrangements, the Company believes that existing arrangements are structured to comply with an applicable exception. With respect to the ownership of shares, the Company believes that the ownership of Company shares by physicians should fall within the publicly traded stock exception to the Stark law's definition of financial relationship. However, certain physician-owned shares do have a transfer restriction and, as a result, the government could take the position that the exception is not met. The contingent notes held by some physicians do not meet an exception to the Stark law's definition of financial relationship. In either case, however, the Company believes that its current operations comply with the Stark law because physicians affiliated with the Company ordinarily do not make referrals and in any event have been instructed, and are believed to be following such instructions, not to make referrals to the Company. To the extent physicians affiliated with the Company may make a referral to the Company and a financial relationship exists between the Company and the referring physician through either the ownership of Company shares or contingent notes, the government might take the position that the arrangement does not comply with the Stark Bill. Any such finding could have a material adverse impact on the Company.

         GOVERNMENT INVESTIGATIONS OF HOSPITALS AND HOSPITAL LABORATORIES. Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, Columbia is under investigation with respect to such practices. The Company operates laboratories on behalf of and has numerous contractual agreements with hospitals, including 27 pathology service contracts with Columbia hospitals as of December 31, 1999. The government's ongoing investigation of Columbia could result in a governmental investigation of one or more of the Company's operations that have arrangements with Columbia. In addition, the Office of the Inspector General and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which the Company operates hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by the Company. Although the Company monitors its billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and there can be no assurance that governmental investigators will not take positions that are inconsistent with the Company's or industry practices. The government's investigations of entities with which the Company contracts may have other effects which could materially and adversely affect the Company, including termination or amendment of one or more of the Company's contracts or the sale of hospitals potentially disrupting the performance of services under such contracts.

         CORPORATE PRACTICE OF MEDICINE. The Company is not licensed to practice medicine. The practice of medicine is conducted solely by its licensed pathologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where the Company is not permitted to directly own a medical practice, the Company performs only non-medical and administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. See discussion "AmeriPath Corporate Structure; Owned and Affiliated Practices; Hospital Contracts and Laboratories", above.

         Based on the advice of the Company's general counsel and health care regulatory counsel, the Company believes that it currently is in material compliance with the corporate practice laws in the states in which it operates. There can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, the Company, and its pathologists could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure their contractual and other arrangements. Alternatively, some of the Company's existing contracts could be found to be illegal and unenforceable. In addition, expansion of the operations of the Company to other "corporate practice" states may require structural and organizational modification of the Company's form of relationship with physicians, PA Contractors or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations.

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

         Due to uncertainty regarding the implementation of the above-described Medicare developments, the Company currently is unable to predict their ultimate impact on the laboratory industry generally or on the Company in particular. Reforms may also occur at the state level (and other reforms may occur at the federal level) and, as a result of market pressures, changes are occurring in the marketplace as the number of patients covered by some form of managed care continues to increase. In the past, the Company has offset a substantial portion of the impact of price decreases and coverage changes through the achievement of economies of scale, more favorable purchase contracts and greater operational efficiencies. However, if further substantial price decreases or coverage changes were to occur, or if the government were to seek any substantial repayments or penalties from the Company, such developments would likely have an adverse impact on gross profits from the Company's testing services unless management had an opportunity to mitigate such impact.

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

         BBA ADDITIONS TO COVERAGE. The BBA added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company. With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor for 1998 of $36.69. These changes effectively provided for an 8.3% increase in reimbursement in 1998. The conversion factor was reduced by 5% in 1999 to $34.73.

         LABORATORY COMPLIANCE PLAN. In February 1997, OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust, initiated in 1995. The Company adopted and maintains a compliance plan, which includes components of OIG's model compliance plan, as the Company deemed appropriate to the conduct of its business. The Company's Vice President of Human Resources serves as the Company's Compliance Officer and reports directly to the Board of Directors. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business, they could affect physician test ordering habits more broadly. The Company is unable to predict whether or to what extent these developments may have an impact on the utilization of the Company's services.

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

         HIPPA CRIMINAL PENALTIES. HIPAA created criminal provisions, which impose criminal penalties for fraud against any health care benefit program for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal health care offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs as well. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, the Company currently is unable to predict their ultimate impact on the Company. If the government were to seek any substantial penalties against the Company, this could have a material adverse effect on the Company.

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

         HIPAA MEDICAL RECORD CONFIDENTIALITY REQUIREMENTS. Among other things, HIPAA established several requirements regarding the confidentiality of medical records. HCFA is in the process of establishing regulations that explain the application of such requirements. It is unclear whether these requirements will result in additional financial obligations for the Company or pose increased regulatory risk.

INSURANCE

         The Company's business entails an inherent risk of claims of physician professional liability for acts or omissions of its physicians and laboratory personnel. The Company and its physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. The Company has consolidated its physician professional liability insurance coverages with the St. Paul Fire and Marine Insurance Company, whereby each of the pathologists is insured under claims-made policies with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with the Company in surplus coverage of up to $20.0 million in the aggregate. The Company's coverage until July 1999 was with Steadfast Insurance Company (Zurich-American). The policy also provides "prior acts" coverage for each of the physicians with respect to the practices prior to their acquisition by the Company. Further, the Company has provided reserves for incurred but not reported claims in connection with its claims-made policies. The terms of the purchase agreements relating to each practice acquisition contain certain limited rights of indemnification from the sellers of the practices. The Company also maintains property and umbrella liability insurance policies. While the Company believes it has adequate professional liability insurance coverage for itself, and physicians, there can be no assurance that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, the Company's insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against the Company, a Management or Practice Subsidiary, a PA Contractor or an affiliated physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on the Company's financial condition and results of operations.

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

         With respect to physician practice management services, the Company believes that the principal competitive factors are the Company's pathologist leadership, and single specialty focus, sales and marketing expertise, its administrative support capabilities (billing, collections, accounting and financial reporting, information systems, and human resources). The Company believes that the infrastructure it is building provides a competitive advantage in such markets. To date, the Company has not experienced significant competition in its primary market areas. However, it does compete with several other companies, and such competition can reasonably be expected to increase. In addition, companies in other healthcare segments, such as hospitals, national clinical laboratories, third party payors, and HMO's, many of which have greater financial resources may become competition in the employment and managers of pathology practices. The Company competes for acquisitions and affiliations on the basis of its reputation, management experience, status and resources as a public company and its single focus on anatomic pathology. There can be no assurance that the Company will be able to compete effectively or that additional competitors will not enter the Company's markets or make it more difficult for the Company to acquire or affiliate with practices on favorable terms.

SERVICE MARKS

         The Company has registered the service mark "AmeriPath" and the AmeriPath logo with the United States Patent and Trademark Office.

EMPLOYEES

         At December 31, 1999, the Company's employees totaled 1,595, including 297 physicians. In addition to physicians, the Company's employees include 497 laboratory technicians, 99 couriers and 702 billing, marketing, transcription and administrative staff, of which 87 personnel are located at the Company's executive offices. None of the Company's employees or prospective employees is subject to collective bargaining agreements.

ITEM 2.  PROPERTIES

         The Company leases its executive offices located in Riviera Beach, Florida (approximately 12,000 square feet) and its centralized billing office in Fort Lauderdale, Florida (approximately 13,000 square feet) and leases 48 other facilities: 25 in Florida, two in Alabama, two in Kentucky, three in Ohio, eight in Texas, three in Pennsylvania, and one in North Carolina, Indiana, New York, Mississippi and Wisconsin. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. The 50 facilities encompass an aggregate of approximately 206,000 square feet, have an aggregate annual rent of approximately $2.3 million and have lease terms expiring from 2000 to 2009. As laboratory leases are scheduled to expire, the Company will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the Practice.

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

          As further described above under "Government Regulation -Reevaluations and Examination of Billing", in November 1998 AmeriPath received (and publicly announced that it received) a request for a refund of $2.95 million from the MPS, and the Company also announced that it was vigorously contesting the Medicare repayment. Following that announcement, seven class action lawsuits were filed against the Company and certain officers and directors on behalf of AmeriPath stockholders alleging, among other things, that the Company had violated securities laws because the Company allegedly had previously failed to properly disclose the use of improper billing procedures. Then in December 1998, the Company announced that Medicare, after further consideration of the Company's position, agreed with the Company and was withdrawing its request for the $2.95 million refund. As a result, AmeriPath insisted that all the plaintiff's dismiss their lawsuits against the Company without any payment from AmeriPath and that all class action plaintiffs publish notice to the class that they sought to represent that Medicare had withdrawn its refund claim and the plaintiffs would no longer be pursuing their actions against AmeriPath either on their own behalf or on behalf of any other shareholder. As of January 8, 1999, all seven of the class action lawsuits had been dismissed and the requested notices had been published.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        AmeriPath's Common Stock, is listed for quotation on the NASDAQ National Market System under the symbol "PATH". The following table sets forth, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System during the Company's fiscal quarters indicated below. The Common Stock first began trading on October 21, 1997. As of March 10, 2000, there were approximately 222 shareholders of record and over 1,800 beneficial owners.

                                  HIGH                   LOW
                                  ----                   ---
First Quarter 1998             $ 18 3/4               $ 14
Second Quarter 1998            $ 18 13/16             $ 11 13/16
Third Quarter 1998             $ 14 7/8               $ 10
Fourth Quarter 1998            $ 14 5/8               $  4 1/16
First Quarter 1999             $ 12 9/16              $  7 1/2
Second Quarter 1999            $  9 5/8               $  7 1/2
Third Quarter 1999             $ 10 1/8               $  8 3/32
Fourth Quarter 1999            $ 10                   $  7 7/16

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

         RECENT SALES OF UNREGISTERED SECURITIES

         There were no shares of Common Stock issued in the fourth quarter of 1999 or through the date of this report.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        1995           1996           1997           1998           1999
                                                     ---------      ---------      ---------      ---------      ---------
Net revenue                                          $  16,024      $  42,558      $ 108,406      $ 177,304      $ 232,753
                                                     ---------      ---------      ---------      ---------      ---------
Operating costs:
     Cost of services                                    8,517         20,106         48,833         78,460        108,177
     Selling, general and administrative
         expense                                         2,644          8,483         19,929         29,731         37,590
     Provision for doubtful accounts                     1,161          3,576         10,892         18,698         25,262
     Amortization expense                                  678          1,958          5,762          9,461         12,453
     Loss on cessation of clinical lab
         operations (1)                                     --            910             --             --             --
                                                     ---------      ---------      ---------      ---------      ---------
Total                                                   13,000         35,033         85,416        136,350        183,482
                                                     ---------      ---------      ---------      ---------      ---------
Income from operations                                   3,024          7,525         22,990         40,954         49,271
Interest expense                                        (1,504)        (3,540)        (8,763)        (8,201)        (9,299)
Nonrecurring charge (2)                                     --             --         (1,289)            --             --
Other (expense) income, net                                (46)          (431)           (96)            10            114
                                                     ---------      ---------      ---------      ---------      ---------
Income before income taxes                               1,474          3,554         12,842         32,763         40,086
Provision for income taxes                                 572          1,528          5,522         14,124         17,117
                                                     ---------      ---------      ---------      ---------      ---------
Net income                                           $     902      $   2,026      $   7,320      $  18,639      $  22,969
                                                     =========      =========      =========      =========      =========
Earnings per share data (3)

     Basic earnings per common share                 $    0.39      $    0.53      $    0.80      $    0.92      $    1.08
                                                     =========      =========      =========      =========      =========
     Diluted earnings per common share               $    0.13      $    0.22      $    0.53      $    0.89      $    1.05
                                                     =========      =========      =========      =========      =========
     Basic weighted average shares outstanding           1,426          3,115          8,773         20,339         21,296
                                                     =========      =========      =========      =========      =========
     Diluted weighted average shares outstanding         7,200          9,014         13,879         21,038         21,828
                                                     =========      =========      =========      =========      =========
CONSOLIDATED BALANCE SHEET DATA:
DECEMBER 31,
(IN THOUSANDS)
                                                        1995           1996           1997           1998           1999
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents                            $      58      $   2,262      $     397      $     458      $     620
Total assets                                            20,034        157,854        269,227        361,947        450,146
Long term debt, including current
     portion                                            15,146         97,239         75,074        123,508        164,616
Redeemable equity securities (4)                         6,085         18,427             --             --             --
Stockholders' equity (deficit)                          (2,224)        12,693        144,817        177,824        204,042


---------

(1) In connection with the closing of a clinical operation in May 1996, the Company recorded a nonrecurring charge to operations aggregating $910,000, which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations.

(2) In the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily professional fees and printing costs, as a result of the postponement of the Company's planned initial public offering of Common Stock. See Note 18 to the Consolidated Financial Statements.

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

(4) For December 31, 1995 and 1996 amounts include Convertible Preferred Stock of $5.2 million plus accrued and unpaid dividends and at December 31, 1996 $12.2 million of Redeemable Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's results of operations and financial condition should be read together with the consolidated financial statements and other financial information included elsewhere in this Report.

GENERAL

         AmeriPath operates in a single operating segment as the nation's leading integrated physician group practice and laboratory management company focused on providing anatomic pathology diagnostic services. The Company operates as a large group practice of pathologists in both hospital inpatient laboratories and outpatient independent laboratories.

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

         Inpatient pathology services are performed under exclusive contractual arrangements with hospitals. Net revenue for inpatient pathology services is dependent in large part on the level of inpatient admissions and outpatient surgeries performed at the hospitals. Such arrangements typically provide that a pathologist will provide diagnostic pathology services for the hospital's staff physicians and serve as the Medical Director of the hospital's laboratories with responsibility for the clinical laboratory and histology departments, as well as the hospital's blood banking and microbiology services.

         Achieving growth through acquisitions is one of the Company's principal business strategies. The following table depicts the Company's growth through acquisition activity:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                           1996       1997       1998       1999
                                           ----       ----       ----       ----
         Number of practices acquired       11          5         15         10
         Pathologists, added                79         45         93         71
         Outpatient laboratories, added     10          3          5          8
         Hospital contracts, added          47         28         47         39

         At December 31, 1999, the Company operated in thirteen states, with 297 pathologists providing services in 164 hospitals and 29 outpatient laboratories. The Company focuses on developing regional networks, such as in the state of Florida, and expanding the practices through its internal marketing efforts. The Company plans to pursue additional acquisitions of inpatient and outpatient pathology practices in the foreseeable future, which represents a significant portion of its growth strategy. The Company is also considering starting its own outpatient laboratories in target market areas and providing esoteric testing services.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances).

PERCENTAGE OF NET REVENUE                             YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1997      1998      1999
                                                     -----     -----     -----
Net revenue                                          100.0%    100.0%    100.0%
                                                     -----     -----     -----
Operating costs:
     Cost of services                                 45.0      44.3      46.5
     Selling, general and administrative expense      18.5      16.8      16.1
     Provision for doubtful accounts                  10.0      10.5      10.9
     Amortization expense                              5.3       5.3       5.3
                                                     -----     -----     -----
              Total operating costs and expenses      78.8      76.9      78.8
                                                     -----     -----     -----
Income from operations                                21.2      23.1      21.2
Interest expense                                      (8.1)     (4.6)     (4.0)
Nonrecurring charge                                   (1.2)       --        --
                                                     -----     -----     -----
Income before income taxes                            11.9      18.5      17.2
Provision for income taxes                             5.1       8.0       7.3
                                                     -----     -----     -----
Net income                                             6.8%     10.5%      9.9%
                                                     =====     =====     =====

         The Company completed the acquisition of ten Practices in 1999, fifteen Practices in 1998 and five Practices in 1997, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between years were primarily due to these acquisitions.

         NET REVENUES

         The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are anatomic pathology diagnostic services. Medicare reimbursement for these services represented approximately 22% and 20% of the Company's cash collections in 1998 and 1999, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

/bullet/ Medicare and Medicaid reimbursements at annually established rates; /bullet/ payments from managed care organizations at discounted fee-for-service rates;
/bullet/ negotiated reimbursement rates with other third party payors;
/bullet/ rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and /bullet/ other discounts and allowances.

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

         Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, the Company bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare patients, the pathologist is typically paid a Director's fee or "Part A" fee by the hospital. For the year ended December 31, 1999, the Company recorded approximately $7.0 million of revenue from director fees. For the year 2000, the Company estimates that director fees will be approximately $8.2 million. The year 2000 estimate reflects the loss of approximately $1.0 million of fees from existing contracts. Hospitals and third-party payors are continuing to increase pressure to reduce the payment of these clinical component billing charges and "Part A" fees, and in the future the Company may sustain substantial decreases in these payments.

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

         In July 1999, HCFA announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice RVUs, which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The BBA of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1998 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the November 2, 1999 final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change will commence January 1, 2001 in order to allow independent laboratories and hospitals sufficient time to negotiate arrangements. Where one of the Company's facilities is providing technical component for inpatient services, it will now be required to seek reimbursement directly from the hospital. HCFA also announced that the physician fee schedule conversion factor will increase from $34.73 to $36.61 in 2000.

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

         In prior years, the Company has been able to mitigate the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite any offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments by Medicare, could have a negative effect on the Company's average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

         Net revenue for 1999 increased by $55.5 million, or 31.3%, from $177.3 million for the year ended December 31, 1998, to $232.8 million for the year ended December 31, 1999. Of this increase, $49.0 million was attributable to the acquisitions the Company completed during 1998 and 1999. Same practice net revenue for 1999 increased by $6.5 million, or 4%. Same practice hospital net revenue increased $3.1 million, or 2% and same practice outpatient net revenue increased $4.2 million, or 3%. These increase were offset by a 1% Medicare reimbursement decrease, which was effective January 1, 1999. Reference to same practice means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices.

         During 1999, approximately $21.7 million, or 9%, of the Company's net revenue was from contracts with national labs including Quest and LabCorp. Although the Company has had these national lab contracts for a number of years, the decision by Quest and/or LabCorp to discontinue using the Company for pathology services, at any or all of its practices, could have a material adverse effect on the Company's financial position and results of operations. In addition, approximately 17% of the Company's net revenue comes from 27 Columbia hospitals. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. During 1999, Columbia closed one hospital and sold another hospital where the Company provided pathology services. The estimated net revenue from the loss of these contracts is less than 1% of consolidated net revenue, however, there can be no assurance that the Company will be able to make proportionate reductions in operating costs to offset the decrease in net revenue. In addition, further closures and\or sales of Columbia hospitals could have a material adverse effect on the Company's financial position and results of operations. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

         Net revenue for 1998 increased by $68.9 million, or 63.6%, from $108.4 million for the year ended December 31, 1997, to $177.3 million for the year ended December 31, 1998. Of this increase, $59.4 million was attributable to the acquisitions the Company completed during 1997 and 1998. Same practice net revenue for 1998 increased by $9.5 million, or 10%. Same practice inpatient net revenue was relatively flat, while the same practice outpatient net revenue increased approximately 8%. In addition, the Medicare reimbursement increase, which was effective January 1, 1998, resulted in a 2% increase in same practice net revenue. During 1998, approximately $14 million, or 8%, of the Company's net revenue was from contracts with national labs. In addition, approximately 18% of the Company's net revenue came from 29 Columbia hospitals.

         The percent of the Company's net revenue from outpatient and inpatient pathology services is presented below. The type and mix of business of the Company's Practices, inpatient or outpatient, which changes as a result of new acquisitions, and may affect the changes in the Company's operating costs, specifically the provision for doubtful accounts, as noted in the sections that follow.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
REVENUE TYPE                                1997        1998         1999
                                            ----        ----         ----
Inpatient                                   45%          52%          57%
Outpatient                                  55%          48%          43%

         COST OF SERVICES

         Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services for 1999 increased by $29.7 million, or 37.9%, from $78.5 million for the year ended December 31, 1998, to $108.2 million for the year ended December 31, 1999. Cost of services, as a percentage of net revenues, increased from 44.3% in 1998 to 46.5% in 1999. Gross margin decreased from approximately 55.7% in 1998 to 53.5% in 1999. A portion of the decline is related to the decrease in Medicare reimbursement rates. In addition, the Company incurred expenses related to the start-up of a de novo outpatient dermatopathology laboratory in New York. This facility commenced operations in late July 1999. Excluding the results of operations for the New York start up, the Company's gross margin would have been approximately 54% in 1999.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. Selling, general and administrative expense, as a percentage of net revenues decreased from 16.8% in 1998 to 16.1% in 1999, as the Company imposed measures to control the growth in these costs and continued to spread these costs over a larger revenue base. An objective of the Company is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations. In addition, the relocation of CAD to Orlando may result in additional selling, general and administrative costs.

         Selling, general and administrative expense for 1999 increased by $7.9 million, or 26.4%, from $29.7 million for the year ended December 31, 1998, to $37.6 million for the year ended December 31, 1999. Of this increase, $1.7 million, or 21.5%, was attributable to the acquisitions the Company completed during 1998 and 1999. The remaining increase was due to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and to upgrade information systems.

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

         PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts increased by $6.6 million, or 35.1%, from $18.7 million for the year ended December 31, 1998, to $25.3 million for the same period in 1999. The dollar increase is primarily due to the increase in net revenues and accounts receivable from the acquisitions completed during 1998 and 1999. The provision for doubtful accounts as a percentage of net revenues was 10.5% and 10.9% for the year ended December 31, 1998 and 1999, respectively. The increase in the percentage of net revenue was primarily attributable to an overall increase in hospital based revenues. Net revenue from hospital inpatient services increased as a percentage of consolidated net revenue from 52% in 1998 to 57% in 1999. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

         The provision for doubtful accounts increased by $7.8 million, or 71.7%, from $10.9 million for the year ended December 31, 1997, to $18.7 million for the year ended December 31, 1998. The provision for doubtful accounts, as a percentage of net revenue, was 10.0% and 10.5% for the years ended December 31, 1997 and 1998, respectively. This increase in the percentage of net revenue was primarily attributable to the acquisitions, principally the acquisition of inpatient hospital based practices, the Company completed during 1997 and 1998. Net revenue from inpatient services increased as a percentage of consolidated net revenue from 45% in 1997 to 52% in 1998. As stated above, the provision for doubtful accounts as a percentage of net revenue is higher for inpatient services than for outpatient services.

         AMORTIZATION EXPENSE

         The Company's acquisitions completed in 1996, 1997, 1998 and 1999 resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets and goodwill, which include hospital contracts, physician client lists and laboratory contracts acquired in the acquisitions were approximately $305.4 million and $378.4 million at December 31, 1998 and 1999, respectively, representing approximately 84.4% and 84.1%, respectively, of the Company's total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are amortized over periods ranging from 10 to 40 years, with a weighted average of 30.0 years as of December 31, 1999. The Company amortizes goodwill on a straight-line basis over periods ranging from 10 to 35 years, with a weighted average of 31.8 years as of December 31, 1999. There can be no assurance that the value of intangible assets will ever be realized by the Company. The Company continually evaluates whether events or circumstances have occurred that may warrant revisions to the carrying values of its goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of the Company's goodwill or other identifiable intangible assets could have a material adverse effect on the Company's consolidated financial position and results of operations. Such impairment would be recorded as a charge to operating profit and reduction in intangible assets. See the discussion of possible impairment below regarding contracts with Primary Health Systems.

         During the first quarter of 2000, the Company received information that Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio (the "City") that the Company provides services to, began implementing its plan of reorganization it filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware. One of the Company's practices provides services at four PHS hospitals and an ambulatory care facility. The Company acquired the affected practice during the fourth quarter of 1998. Information received to date indicates that PHS, in accordance with its bankruptcy plan, plans to sell two hospitals and the ambulatory care facility to the Cleveland Clinic Foundation (the "Foundation"). However, several parties, including the City, are contesting the bankruptcy plan and sale to the Foundation. Management and the practice's Managing Director are actively planning to retain the outpatient business and combine it with the Company's other operations near the City. At this time, we are still uncertain as to the future operations or cash flows from this practice. If the final reorganization of PHS results in a reduction of cash flow and the Company is unable to sufficiently reduce the corresponding operating costs, an impairment of the intangible assets of this practice may occur. If impairment were to occur, the maximum non-cash charge would be approximately $4.7 million offset by a deferred tax benefit of approximately $1.1 million. Net revenues of this AmeriPath practice were approximately $2.5 million in 1999. There can be no assurance this practice will continue to derive any revenues from PHS due to the events described above. The Company will continue to monitor the status of the reorganization and the effect on cash flows and the carrying values of the related intangibles on a quarterly basis.

         Amortization expense increased by $3.0 million, or 31.6%, from $9.5 million for the year ended December 31, 1998, to $12.5 million for the year ended December 31, 1999. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions the Company completed during 1999 and a full year of amortization from the acquisitions the Company completed during 1998. Amortization expense is expected to increase on an annual basis as a result of identifiable intangible assets and goodwill arising from acquisitions, and any contingent payments required to be made pursuant to the contingent notes issued in connection therewith. Amortization expense, as a percentage of net revenues, was 5.3% in 1998 and 1999.

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

         INTEREST EXPENSE AND OTHER EXPENSE, NET

         Interest expense increased by $1.1 million, or 13.4%, from $8.2 million for the year ended December 31, 1998, to $9.3 million for the year ended December 31, 1999. The increase was due in part to an increase in the average indebtedness outstanding. In 1999, average indebtedness outstanding was $139.4 million, compared to average indebtedness of $101.3 million outstanding in 1998. This increase in average indebtedness was offset by a reduction in the effective interest rate from 8.0% to 6.7% primarily due to the interest rate swap that was in effect for all of 1999. This interest rate swap was entered into in October 1998.

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

         INCOME TAX RATE

         The effective income tax rate was approximately 43.0% for the years ended December 31, 1997 and 1998, and approximately 42.7% for the year ended December 31, 1999. The effective tax rate is higher than the Company's statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had working capital of $35.2 million, an increase of $6.6 million from the working capital of $28.6 million at December 31, 1998. The increase in working capital was due to increases in net accounts receivable of $9.9 million partially offset by an increase in accounts payable and accrued expenses of $2.4 million and a decrease in prepaid taxes of $2.8 million. The majority of these changes resulted from the acquisitions the Company completed during 1999. The Company manages its cash balances against amounts available under its revolving credit facility. Cash balances, for the most part, are managed on a zero-balance basis and all available cash flows are used to reduce outstanding debt in order to minimize interest cost.

         For the years ended December 31, 1998 and 1999, cash provided by operations was $21.7 million and $35.1 million, respectively. For the year ended December 31, 1999, cash flow from operations and borrowings under the Company's credit facility were used: (i) for capital expenditures aggregating $8.1 million; (ii) to fund the $49.2 million cash portion of the acquisitions the Company completed during 1999; (iii) to make additional payments of $20.4 million in connection with the Company's acquisition activities, including contingent note payments of $17.4 million; (iv) to pay $1.2 million of costs associated with amending the Company's credit facility; and (v) to make $1.3 million in principal payments on long-term debt.

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

         During 1999, the Company acquired 10 anatomic pathology practices. Total consideration in connection with these acquisitions included cash of $49.2 million and approximately 487,000 shares of common stock. Generally, the shares of common stock are restricted as to transfer, which restrictions lapse over three to five years, based solely on the passage of time.

         At December 31, 1999, the Company had $66.7 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions to the extent not otherwise used for working capital purposes. As of December 31, 1999, $163.3 million was outstanding under the revolving loan with an annual effective interest rate of 7.79%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep these interest swap agreements in place. The Company is currently evaluating additional interest rate protection arrangements including, the replacement of these contracts when they expire in October 2000, new types of protection and increasing the notional amounts. Changes to the Company's interest rate protections and the recent increases in the prime rate and potential further tightening of interest rates by the Federal Reserve Bank will result in an increase in the Company's overall interest cost. At December 31, 1999, the Company believes that it is in compliance with the covenants of the credit facility. See Note 8 to the consolidated financial statements.

         In connection with the Company's acquisitions, the Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the Practices in proportion to their respective ownership interest in each Practice. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the Practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the Practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $191.2 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $95.6 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement are not met. Through December 31, 1999, the Company made contingent note and interest payments aggregating $26.8 million which amounts represent 60% of the maximum amount available. See Note 3 to the consolidated financial statements.

         Historically, the Company's capital expenditures have been primarily for laboratory equipment, management information systems and leasehold improvements. Total capital expenditures were $3.2 million, $3.6 million and $
8.1 million in 1997, 1998 and 1999, respectively. During 1999, capital expenditures included approximately $1.4 million related to information systems, $1.4 million for laboratory equipment, $1.7 million for leasehold improvements, $1.5 million for the construction of the New York lab and $1.2 million for the new billing system at the consolidated billing office in Fort Lauderdale. During 1998, capital expenditures included approximately $1.5 million related to information systems, $1.0 million for laboratory equipment and $258,000 for leasehold improvements. During 1997, the Company spent approximately $600,000 for equipment and leasehold improvements to the Orlando facility to accommodate the expansion of its contract to provide anatomic pathology services to Quest which commenced in May 1997. The contract provides that the Company will maintain the appropriate personnel staffing levels to handle the estimated workload. The Company assesses and will continue to assess the capabilities of the various information systems acquired in connection with each of its acquisitions, and is in the process of replacing, upgrading and integrating certain of the systems into a single network. Planned capital expenditures for 2000 are estimated to be $6.5 million to $7.5 million, with priority being given to the new billing system at the consolidated billing office in Fort Lauderdale and enhancements in financial and lab information systems. Historically, the Company has funded its capital expenditures with cash flows from operations. For the years ended December 31, 1997, 1998 and 1999, capital expenditures were approximately 2.9%, 2.1% and 3.5% of net revenue, respectively. The Company is consolidating and integrating its financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. The Company believes, however, that such information systems enhancements will result in cost savings that may enable the Company to continue to fund its capital expenditures with cash flows from operations.

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

YEAR 2000 ISSUES

         The Year 2000 issue was a result of computer programs or chipsets being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar activities.

         During 1999, the Company worked to resolve the potential risks and concerns of the Year 2000 issue before the end of 1999. The Company also assessed the risks and contingencies for third-party payors, strategic partners, vendors, contracted hospitals, large commercial payors (e.g. Medicare, Blue Cross/Blue Shield and Cigna) and facility safety systems. The Company initiated dialogue with its key vendors and customers, including hospitals and third-party payors, to determine the extent of any exposure that the Company may have had with respect to failure on the part of such third parties to become Year 2000 compliant. The Company worked directly with strategic partners and third-parties to avoid business interruptions in the year 2000.

         The majority of the Company's costs to correct the Year 2000 issue stemmed from professional services and hardware and software replacements. The cost of new hardware or software purchased in this regard was capitalized and all other costs associated with such remedial actions were expensed as incurred. The total cost associated with the Company's Year 2000 project were under $1.0 million, which were funded by cash flow generated by operations and the Company's credit facility.

         The Company believed that the most likely worst risk scenario relating to the Year 2000 would have impacted diagnosis reporting or bill generation causing strategic partners, payors and patients from receiving medical and billing information in a timely matter. The worst case scenarios could have resulted in such things as decreased cash flows, claims rejection and untimely diagnostic reporting. The Company developed contingency plans (i.e. identified alternate systems and processing capabilities) for any internal Company systems which were mission critical or business critical systems, if Year 2000 compliance was not achieved. The Year 2000 costs included the contingency plans and workarounds.

         The Company dedicated significant resources to fix any problems before the end of 1999, and it successfully transitioned from 1999 to 2000 without any significant issues arising in its business processes. Through the first two months of the Year 2000, the Company's operations are fully functioning and have not experienced any significant problems associated with the Year 2000 issue. We are pleased by the results of our Year 2000 efforts, and that of our third-party payors, strategic partners, vendors, contracted hospitals, large commercial payors and facility safety systems, thus far. However the Company remains vigilant in its testing and preparations for any follow-up Year 2000 issues that may arise. There can be no assurance that all systems, including those of planned acquisitions, will be compliant in the future. Specific factors that might cause material differences in actual results include, but are not limited to, the availability and cost of qualified personnel and other required resources, the ability to identify and correct all relevant computer codes, and similar uncertainties.

         QUALIFICATION OF FORWARD LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K that are not purely historical are (or contain) forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and effects, and the performance or achievements of the Company, to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the other information set forth in this Report, should be carefully considered: competition; success of the Company's operating initiatives and growth strategy; healthcare regulation; payment and reimbursement rates under government sponsored healthcare programs; changes in coding; dependence upon pathologists; labor and technology costs; general economic conditions; advertising and promotional efforts; availability, location and terms of additional practice acquisitions, affiliations and/or development and the success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition, management, affiliation and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions on labor and employment matters, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs; tax laws and the availability of appropriate media for marketing efforts. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under (Item 1) "GENERAL BUSINESS -- Anatomic Pathology; Industry Overview", "-- Contracts and Relationships with Affiliated

Physicians", "-- Government Regulation", "-- Insurance", and "-- Competition"; (Item 3) "LEGAL PROCEEDINGS"; and (this Item 7) "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to $164.6 million of long term debt of the Company at December 31, 1999.

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

         2.       FINANCIAL STATEMENT SCHEDULES:

                  Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

         3.       EXHIBITS:

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   2.1 Asset Purchase Agreement, dated February 13, 1998, by and among AmeriPath, Inc., Anatomic Pathology Associates, LLP, Robert P. Hooker, M.D., Ralph F. Winkler, M.D., Steven A. Clark, M.D., Edward R. Wills, M.D. Robin A. Helmuth, M.D., Garry A. Bolinger, M.D., T. Max Warner II, M.D., F. Donald McGovern Jr., M.D., Richard O. McClure, M.D., Ann Moriarty, M.D., Janis K. Fitzharris, M.D., Ph. D., James E. McDermott III, M.D., Robert A. Quirey, M.D., Isabelle A. Buehl, M.D.(1)

   3.1        AmeriPath's Amended and Restated Bylaws (2)

   3.2 Certificate of Designations of Series A Junior Participating Preferred Stock (8)

   3.3 AmeriPath's Certificate of Amendment to the Amended and Restated Certificate of Incorporation (2)

   4.1 Rights Agreement, dated as of April 8, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the form of Rights Certificate, and the form of Summary of Rights (8)

   10.1       Amended and Restated 1996 Stock Option Plan (5)

   10.2 Employment Agreement, dated as of October 24, 1995, between AmeriPath and James C. New (2)

   10.3 Employment Agreement, dated as of August 2, 1993, as amended, between ALA and Robert P. Wynn (2)

   10.5 Employment Agreement, dated June 30, 1996, between AmeriPath and Alan Levin, M.D. (2)

   10.6 Employment Agreement, dated as of September 30, 1996, between AmeriPath Florida and Alan Levin, M.D., as amended (2)

   10.7 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Timothy Kilpatrick, M.D. (2)

   10.8 Employment Agreement, dated as of June 30, 1996, between AmeriPath Florida and Les Rosen, M.D. (2)

   10.9 Credit Agreement originally dated as of May 29, 1996 and amended and restated as of June 27, 1997, among AmeriPath, Inc., the subsidiaries of AmeriPath, Inc. from time to time party thereto, the lenders from time to time party thereto and Bank of Boston, N.A. (2)

   10.10 Amended and Restated Credit Agreement dated as of April 28,1998, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders (4)

   10.11 Management Agreement by and between AmeriPath APA, L.L.C. and AmeriPath Indiana, Inc., dated February 1, 1998 (1)

   10.12 Stock Purchase Agreement, dated as of May 23, 1996, among AmeriPath, Inc., Derrick & Associates and the shareholders of Derrick & Associates (2)

   10.13 Stock Purchase Agreement, dated as of September 30, 1996, by and among AmeriPath, Inc., David R. Barron, M.D., Inc., Ruth S. Kleier, M.D. and David R. Barron, M.D. (2)

   10.14 Stock Purchase Agreement, dated as of October 31, 1996 among AmeriPath, Inc., Gulf Coast Pathology Associates, Inc., Richard Fernandez, M.D., and George Kalemeris, M.D. (2)

   10.15      Form of Stock Rights Surrender & Restricted Stock Grant Agreement.
              (2)

   10.16      1996 Director Stock Option Plan (2)

   10.17 American Laboratory Associates, Inc. Series A Preferred Stock, Common Stock and Junior Subordinated Note Purchase Agreement, dated as of January 1, 1994 (2)

   10.18 Letter Agreement, dated September 18, 1996, between Acquisition Management Services, Inc. and AmeriPath, Inc. (2)

   10.19 AmeriPath Management Agreement by and between AmeriPath Cincinnati, Inc. and AmeriPath Ohio, Inc., dated September 30, 1996 (2)

   10.20 Management Agreement by and between Beno Michel, M.D., Inc. and AmeriPath, Inc., dated October 15, 1996 (2)

   10.21 Management Agreement by and between Clay J. Cockerell, M.D., P.A. and AmeriPath Texas, Inc., dated September 30, 1996, as amended January 16, 1997 (2)

   10.22 Agreement for Professional Pathology Services between SmithKline Beecham Clinical Laboratories, Inc. and Derrick and Associates Pathology, P.A., dated April 1, 1992 (2)

   10.23 Agreement for Medical Directorship between SmithKline Beecham Clinical Laboratories, Inc. and Derrick and Associates Pathology, P.A., dated April 1, 1992 (2)

   10.24 Agreement for Professional Pathology Services between SmithKline Beecham Clinical Laboratories, Inc. and AmeriPath Florida, Inc., dated November 1, 1996 (2)

   10.25 Share Exchange Agreement, dated as of February 15, 1996, by and among American Laboratory Associates, Inc., AmeriPath, Inc. and the holders of common and convertible preferred stock of American Laboratory Associates, Inc. (2)

   10.26 Trust Agreement, dated as of October 15, 1996, between AmeriPath, Inc. and Beno Michel, as trustee (2)

   10.27 Trust Agreement, dated as of September 30, 1996, between AmeriPath, Inc. and David R. Barron, M.D. as trustee (2)

   10.28      Form of Nonqualified Stock Option Agreement (2)

   10.29 Stock Purchase Agreement, dated as of October 15, 1996, by and among AmeriPath, Inc., Beno Michel, M.D., Inc. and Beno Michel, M.D. (2)

   10.30 Stock Purchase Agreement, dated as of October 10, 1996, by and among AmeriPath, Inc., Drs. Seidenstein, Levine and Associates, Inc., Seidenstein, Levine Real Estate Partnership, Lawrence Seidenstein, M.D., Steven E. Levine, M.D. and David M. Reardon, M.D. (2)

   10.31 Stock Issuance Agreement, dated as of June 26, 1996, among AmeriPath, Inc., The First National Bank of Boston, FSC Corp., NationsBank, N.A. (South) and Atlantic Equity Corporation (2)

   10.32 Stock Issuance Agreement, dated as of August 29, 1996, among AmeriPath, Inc., The First National Bank of Boston, FSC Corp., NationsBank, N.A. (South) and Atlantic Equity Corporation (2)

   10.33 Stock Issuance Agreement, dated as of November 4, 1996, among AmeriPath, Inc., The First National Bank of Boston and FSC Corp.
              (2)

   10.34 Stock Purchase Agreement, dated August 21, 1997, by and among AmeriPath, Inc., J. Sloan Leonard, M.D., Joseph A. Sonnier, M.D., Van Q. Telford, M.D., William C. Burton, M.D., James Scot Milvenan, M.D., Leslie L. Walters, M.D., Thomas M. James, M.D., Stephen W. Aldred, M.D., John E. McDonald, M.D. and Barbara A. Shinn, M.D. (2)

   10.35 Stock Purchase Agreement, dated August 15, 1997, by and among AmeriPath, Inc., Colab Incorporated Professional Corporation, Anatomical Pathology Services, P.C., Microdiagnostics, P.C. and the sellers set forth therein (2)

   10.36 Lease effective June 1, 1995 by and between Dallas Pathology Leasing and Unipath, Ltd. (2)

   10.37 Trust Agreement, dated August 29, 1997, between AmeriPath, Inc. and Jeffery A. Mossler, M.D. (2)

   10.38 Management Agreement, by and between Colab, Inc. and AmeriPath Indianapolis, L.L.C., effective September 1, 1997 (2)

   10.39 Management Agreement by and between AmeriPath Texas, Inc. and DFW 5.01, effective September 1, 1997 (2)

   10.40 Form of Executive Retention Agreement dated August 12, 1999, between AmeriPath and each of James C. New, Alan Levin, M.D. and Robert P. Wynn. (6)

   10.41 Letter Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New. (7)

   10.42 Consulting and Non-competition Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New. (7)

   10.43 Amended and Restated Credit Agreement dated as of December 16,1999, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders (3)

   21.1       Subsidiaries of AmeriPath (3)

   23.2       Independent Auditors' Consent of Deloitte & Touche LLP (3)

   27.1 Financial Data Schedule for 12 months ended December 31, 1999 (for SEC use only.) (3)

----------------------------

(1) Incorporated by reference and filed with the AmeriPath Form 8-K, dated February 13, 1998.

(2) Incorporated by reference to the exhibit referenced and filed with the AmeriPath Form S-1 (File No. 333-34265), effective October 21, 1997, and the AmeriPath Form 8-A (File No. 000-22313), filed September 8, 1997.

(3)      Filed herewith.

(4) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 10-Q for the quarter ended June 30, 1998 dated August 14, 1998.

(5) Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

(6) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 10-Q for the quarter ended June 30, 1999 dated August 16, 1999.

(7) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 10-Q for the quarter ended September 30, 1999 dated November 15, 1999.

(8) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 8-K, dated April 8, 1999.


(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on March 27, 2000.

                                               AMERIPATH, INC.
                                               /s/ JAMES C. NEW
                                               --------------------------------
                                               James C. New,
                                               CHAIRMAN, PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                                TITLE                         DATE
---------                                -----                         ----

/s/ JAMES C. NEW                   Chairman, President,           March 27, 2000
-------------------------------    and Chief Executive Officer
James C. New

/s/ ROBERT P. WYNN                 Executive Vice President,      March 27, 2000
-------------------------------    Chief Financial Officer
Robert P. Wynn                     and Secretary


/s/ ALAN LEVIN, M.D.               Chief Operating Officer        March 27, 2000
-------------------------------    and Director
Alan Levin, M.D.

/s/ THOMAS S. ROBERTS              Director                       March 27, 2000
-------------------------------
Thomas S. Roberts

/s/ E. ROE STAMPS, IV              Director                       March 27, 2000
-------------------------------
E. Roe Stamps, IV

/s/ C. ARNOLD RENSCHLER, M.D.      Director                       March 27, 2000
-------------------------------
C. Arnold Renschler, M.D.

/s/ TIMOTHY M. KILPATRICK, M.D.    Director                       March 27, 2000
-------------------------------
Timothy M. Kilpatrick, M.D.

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

                                                                       PAGE
                                                                       ----
Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999        F-3 to F-4

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999                                      F-5

Consolidated Statements of Convertible Preferred Stock and
  Common Stockholders' Equity for the years ended
  December 31, 1997, 1998 and 1999                                      F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999                                      F-7

Notes to Consolidated Financial Statements                          F-8 to F-23

Schedules:

Schedule II - Valuation and Qualifying Accounts                         S-1

All other schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, convertible preferred and redeemable common stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed on the index on page F-1. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida

February 22, 2000

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            DECEMBER 31,
                                         1998         1999
                                       --------     --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents           $    458     $    620
   Accounts receivable, net              36,090       45,969
   Inventories                              526          482
   Deferred tax asset                     4,409        5,142
   Prepaid income taxes                   2,764           --
   Other current assets                   1,787        2,002
                                       --------     --------
              Total current assets       46,034       54,215
                                       --------     --------
PROPERTY AND EQUIPMENT, NET               8,584       14,129
                                       --------     --------
OTHER ASSETS:
   Goodwill, net                        112,388      142,767
   Identifiable intangibles, net        193,078      235,668
   Other                                  1,863        3,367
                                       --------     --------
              Total other assets        307,329      381,802
                                       --------     --------
TOTAL ASSETS                           $361,947     $450,146
                                       ========     ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                           1998         1999
                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                 $ 16,127     $ 18,508
   Current portion of long-term debt                        1,315          539
                                                         --------     --------
              Total current liabilities                    17,442       19,047

LONG-TERM LIABILITIES:
   Revolving loan                                         121,087      163,300
   Subordinated notes                                       1,106          777
   Deferred tax liability                                  44,488       62,980
                                                         --------     --------
              Total liabilities                           184,123      246,104
                                                         --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 10 and 13)

COMMON STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 30,000 shares
     authorized, 21,062 and 21,581 shares issued and
     outstanding at December 31, 1998 and 1999,
     respectively                                             211          216
   Additional paid-in capital                             148,943      152,187
   Retained earnings                                       28,670       51,639
                                                         --------     --------
              Total common stockholders' equity           177,824      204,042
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $361,947     $450,146
                                                         ========     ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                             1997           1998           1999
                                                           ---------      ---------      ---------
NET REVENUE                                                $ 108,406      $ 177,304      $ 232,753
                                                           ---------      ---------      ---------
OPERATING COSTS:
   Cost of services                                           48,833         78,460        108,177
   Selling, general and administrative expense                19,929         29,731         37,590
   Provision for doubtful accounts                            10,892         18,698         25,262
   Amortization expense                                        5,762          9,461         12,453
                                                           ---------      ---------      ---------
      Total operating costs                                   85,416        136,350        183,482
                                                           ---------      ---------      ---------
INCOME FROM OPERATIONS                                        22,990         40,954         49,271
Interest expense                                              (8,763)        (8,201)        (9,299)
Nonrecurring charge                                           (1,289)            --             --
Other (expense) income, net                                      (96)            10            114
                                                           ---------      ---------      ---------
Income before income taxes                                    12,842         32,763         40,086
Provision for income taxes                                     5,522         14,124         17,117
                                                           ---------      ---------      ---------
NET INCOME                                                 $   7,320      $  18,639      $  22,969
                                                           =========      =========      =========
Basic Earnings Per Common Share:
           Basic weighted average shares outstanding           8,773         20,339         21,296
                                                           =========      =========      =========
           Basic earnings per common share                 $    0.80      $    0.92      $    1.08
                                                           =========      =========      =========
Diluted Earnings Per Common Share:
           Diluted weighted average shares outstanding        13,879         21,038         21,828
                                                           =========      =========      =========
           Diluted earnings per common share               $    0.53      $    0.89      $    1.05
                                                           =========      =========      =========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED AND REDEEMABLE
COMMON STOCK AND COMMON STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                           CONVERTIBLE              REDEEMABLE
                                         PREFERRED STOCK           COMMON STOCK           COMMON STOCK      ADDITIONAL
                                       --------------------    --------------------    -------------------  PAID - IN   RETAINED
                                        SHARES      AMOUNT      SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL    EARNINGS
                                       --------    --------    --------    --------    --------   --------   --------   --------
BALANCE, DECEMBER 31, 1996                3,088    $  6,217       1,494    $ 12,210       4,299   $     43   $  9,898   $  3,022
   Accrued dividends on
     convertible preferred stock             --         311          --          --          --         --         --       (311)
   Dividends paid on convertible
     preferred stock                         --      (1,330)         --          --          --         --         --         --
   Conversion of convertible
     preferred stock to common stock     (3,088)     (5,198)         --          --       5,559         56      5,143         --
   Common stock issued in initial
     public offering                         --          --          --          --       5,835         59     83,388         --
   Conversion of redeemable common
     stock to common stock                   --          --      (1,494)    (12,210)      1,494         15     12,195         --
   Stock issued in connection with
     acquisitions                            --          --          --          --       2,341         23     23,941         --
   Exercise of options                       --          --          --          --          23         --         25         --
   Net income                                --          --          --          --          --         --         --      7,320
                                       --------    --------    --------    --------    --------   --------   --------   --------
BALANCE, DECEMBER 31, 1997                   --          --          --          --      19,551        196    134,590     10,031
   Stock issued in connection with
     acquisitions                            --          --          --          --       1,484         15     13,981         --
   Exercise of options                       --          --          --          --          27         --        263         --
   Tax benefit from stock options            --          --          --          --          --         --        109         --
   Net income                                --          --          --          --          --         --         --     18,639
                                       --------    --------    --------    --------    --------   --------   --------   --------
BALANCE, DECEMBER 31, 1998                   --          --          --          --      21,062        211    148,943     28,670
   Stock issued in connection with
     acquisitions                            --          --          --          --         511          5      3,144         --
   Exercise of options                       --          --          --          --           8         --          9         --
   Tax benefit from stock options            --          --          --          --          --         --         91         --
   Net income                                --          --          --          --          --         --         --     22,969
                                       --------    --------    --------    --------    --------   --------   --------   --------
BALANCE, DECEMBER 31, 1999                   --    $     --          --    $     --      21,581   $    216   $152,187   $ 51,639
                                       ========    ========    ========    ========    ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                                1997        1998        1999
                                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  7,320    $ 18,639    $ 22,969
   Adjustments to reconcile net income to net
     cash flows provided by operating activities:
        Depreciation and amortization                                            7,589      12,070      15,707
        (Gain) loss on disposal of assets                                          (17)         --          --
        Deferred income taxes                                                   (2,474)     (3,395)     (2,364)
        Provision for doubtful accounts                                         10,892      18,698      25,262
        Non-recurring charge                                                     1,289          --          --
        Changes in assets and liabilities (net of effects of acquisitions):
          Increase in accounts receivable                                      (12,194)    (23,009)    (29,675)
          Decrease (increase) in inventories                                         1        (258)         44
          (Increase) decrease in other current assets                              (93)     (3,430)      2,549
          Decrease (increase) in other assets                                      563         296        (731)
          (Decrease) increase in accounts payable and
            accrued expenses                                                      (206)      2,131       1,308
                                                                              --------    --------    --------
            Net cash flows provided by operating
            activities                                                          12,670      21,742      35,069
                                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                        (3,190)     (3,639)     (8,120)
   Cash paid for acquisitions and acquisition costs, net of cash acquired      (68,824)    (58,311)    (49,229)
   Payments of contingent notes                                                 (1,523)     (7,789)    (17,440)
                                                                              --------    --------    --------
            Net cash flows used in investing activities                        (73,537)    (69,739)    (74,789)
                                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                     86,831          --          --
   Principal repayment on junior notes                                          (7,500)         --          --
   Principal repayment on senior notes                                          (3,500)         --          --
   Debt issuance costs                                                          (1,080)       (294)     (1,168)
   Offering costs                                                               (3,548)         --          --
   Principal payments on long-term debt                                         (1,118)     (1,504)     (1,263)
   Net borrowings (payments) under revolving loan                              (75,048)     49,484      42,213
   Borrowing under term loan                                                    65,000          --          --
   Note receivable from officer                                                    270          --          --
   Dividends paid to convertible preferred stockholders                         (1,330)         --          --
   Tax benefit from stock options                                                   --         109          91
   Issuance of common stock under stock option plan                                 25         263           9
                                                                              --------    --------    --------
            Net cash flows provided by financing activities                     59,002      48,058      39,882
                                                                              --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,865)         61         162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,262         397         458
                                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $    397    $    458    $    620
                                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                   $  9,027    $  7,759    $  8,957
   Income taxes                                                               $  7,713    $ 17,830    $ 15,890


See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       BUSINESS AND ORGANIZATION

AmeriPath, Inc. ("AmeriPath" or "The Company") was incorporated in February 1996 to be the largest integrated physician group practice focused on anatomic pathology diagnostic services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. Since inception, the Company acquired or affiliated with 44 physician practices located in thirteen states. The 297 pathologists employed by the Company provide medical diagnostic services in 29 outpatient laboratories owned and operated by the Company, and in 164 hospitals and associated outpatient surgery centers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and the credit facility. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Approximately $58,000 of the credit facility bears interest at a variable market rate, and thus has a carrying amount that approximates fair value. The remaining $105,000 of the credit facility was subject to interest rate swaps as described in Note 8. The estimated fair value of the interest rate swaps was approximately $227 and $1,100 as of December 31, 1998 and 1999, respectively. The estimated fair value of the Company's interest rate swaps was obtained from outside sources.

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

INTANGIBLE ASSETS

The allocation of the purchase price of the 1999 acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

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

Goodwill relates to the excess of cost over the fair value of net assets of the businesses acquired. The amortization periods for goodwill were determined by the Company with consideration given to the lives assigned to the identifiable intangibles, the reputation of the practice, the length of the practice's operating history, and the potential of the market in which the acquired practice is located. Amortization is calculated on a straight line basis over periods ranging from 10 to 35 years.

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

Unbilled receivables, net of allowances, as of December 31, 1998 and 1999 amounted to approximately $3,296 and $5,200, respectively.

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

SEGMENT REPORTING

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective for fiscal years beginning after December 15, 1997. The Company has only one discernable reportable segment, based upon management reporting and the consolidated reporting structure.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt the provisions of this Statement in the first quarter of fiscal year 2001. Management is currently analyzing the impact of adopting this Statement on the Company's financial position and results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

3.       ACQUISITIONS

During 1999, the Company acquired ten anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $49,332 and 486,796 shares of common stock (aggregate value of $2,954). In addition, the Company issued additional purchase price consideration in the form of contingent notes. During 1998, the Company acquired fifteen anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $55,333 and 1,483,848 shares of common stock (aggregate value of $13,996). In addition, the Company issued additional purchase price consideration in the form of contingent notes. During the year ended December 31, 1999, the Company issued an additional 23,930 shares of common stock, valued at $195, and made contingent note payments of $17,440 and other purchase price adjustments of $2,965 in connection with certain post-closing adjustments and acquisition costs. During the year ended December 31, 1998, the Company made contingent note payments of $7,789 and other purchase price adjustments of approximately $3,767 in connection with certain post-closing adjustments and acquisition costs.

The acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $191,204 over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $95,604 over the next three to five years. A lesser amount or no payments at all would be made if the maximum levels of operating earnings specified in each agreement are not met. Through December 31, 1999, the Company made contingent note payments aggregating $26,752, which represent 60% of the maximum amount available. Additional payments are accounted for as additional purchase price, which increases the recorded goodwill.

The Company does not have technical majority ownership of the common stock of the practices in North Carolina, Ohio, Indiana, Texas, New York, Michigan, Wisconsin and Pennsylvania. All of the common stock of the Ohio and Indiana PA Contractors is held in trust. AmeriPath is the sole beneficiary of each trust and receives all income from the trusts. The Company, at its sole discretion, can replace the trustees, withdraw any asset from the trusts, modify the terms of the trust agreements, or terminate the trusts, and direct the trustees to distribute income and any asset from the trusts. No assets of the trusts can be sold or otherwise disposed of without AmeriPath's consent.

In Pennsylvania, North Carolina, Wisconsin, New York and Michigan the shareholder of the practice is a physician affiliated with AmeriPath, who has entered into a shareholders' agreement restricting the transfer or other disposition of such shares by the shareholder, and granting the Company an exclusive and irrevocable option to require the shareholder to sell the shares for nominal consideration. Additionally, wholly-owned subsidiaries of the Company entered into 40-year management agreements with each of these practices, under which such subsidiaries provide all management and other non-medical services to these practices for a fee equal to the practice's net revenue less practice expenses, including physician salaries, which are fixed by employment agreements, and related professional expenses. Therefore, the Company is entitled to all of the net income of these practices.

Based on the provisions of the purchase agreements, trust agreements and management agreements, consolidation of the practices in North Carolina, Ohio, Indiana, Wisconsin, New York, Michigan and Pennsylvania is required to present the Company's financial position and results of operations in conformity with generally accepted accounting principles because the Company has the controlling financial interest in these practices by means other than direct record ownership of voting stock. Accordingly, these acquisitions are accounted for as purchase business combinations and included in the consolidated financial statements.

In connection with the acquisitions in Texas, a wholly-owned subsidiary of the Company (the "Texas subsidiary") acquired all of the laboratory facilities, testing equipment and other assets used in connection with the pathology services performed by the Texas physicians. The Texas subsidiary employs all of the technical and non-technical administrative and support personnel. The Texas subsidiary has also entered into 40-year management services agreements with the Texas 5.01(a) non-profit corporations, under which it provides, on an exclusive basis, the technical laboratory services, management and all other non-medical practice services to its Texas 5.01(a) non-profit corporations which employ all of the physicians who are solely responsible for the provision of medical services. The Company is the sole member and appoints the members of the Board of Directors of the Texas 5.01(a) corporations. The Company has direct voting control over the 5.01(a) corporations and they are included in the consolidated financial statements.

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

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 1999. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 1998 and 1999 acquisitions for the years ended December 31, 1998 and 1999 after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1998. Such unaudited pro forma information is based on historical financial information with respect to the 1998 and 1999 acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the years ended December 31, 1998 and 1999 presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                                            PRO FORMA
                                                           DECEMBER 31,
                                                           ------------
                                                         1998         1999
                                                      ---------    ---------
Net revenue                                           $ 242,077    $ 256,407
                                                      =========    =========
Net income                                            $  24,878    $  25,171
                                                      =========    =========
Net income per share (diluted)                        $    1.12    $    1.14
                                                      =========    =========

4.       ACCOUNTS RECEIVABLE AND NET REVENUE

Accounts receivable are recorded at net realizable value. The allowance for contractual and other adjustments and uncollectible accounts is based on historical experience and judgments about future events. Accordingly, the actual amounts experienced could vary significantly from the recorded allowances.

                                                            DECEMBER 31,
                                                            ------------
Accounts receivable consisted of the following:          1998         1999
                                                      ---------    ---------
Gross accounts receivable                             $  79,738    $ 100,978
Less:  Allowance for contractual
         and other adjustments                          (23,334)     (32,052)
       Allowance for uncollectible accounts             (20,314)     (22,957)
                                                      ---------    ---------
       Accounts receivable, net                       $  36,090    $  45,969
                                                      =========    =========

The Company grants credit without collateral to individual patients, most of whom are insured under third party payor agreements. The estimated mix of receivables from patients and third-party payors are as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                           1998         1999
                                                          ------       ------
Government programs                                        19.9%        17.8%
Third-party payors                                         45.9         50.4
Private pay patients                                       26.6         25.3
Other                                                       7.6          6.5
                                                          ------       ------
                                                          100.0%       100.0%
                                                          ======       ======

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
Net revenue consisted of the following:      1997         1998         1999
                                          ---------    ---------    ---------
Gross revenue                             $ 148,698    $ 257,968    $ 360,879
Less contractual and other adjustments      (40,292)     (80,664)    (128,126)
                                          ---------    ---------    ---------
         Net revenue                      $ 108,406    $ 177,304    $ 232,753
                                          =========    =========    =========

A significant portion of the Company's net revenue is generated by the hospital-based practices through contracts with 75, 125 and 164 hospitals as of December 31, 1997, 1998 and 1999, respectively. Columbia / HCA Healthcare Corporation ("Columbia") owned 25, 29 and 27 of these hospitals as of December 31, 1997, 1998 and 1999, respectively. For the years ended December 31, 1997, 1998 and 1999, approximately 27%, 18% and 17%, respectively of net revenue was generated directly from contracts with hospitals owned by Columbia. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. The Company from time to time evaluates the carrying values of identified intangibles and goodwill and the related useful lives assigned to such assets and has concluded that no adjustments are necessary at this time.

5.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                ESTIMATED
                                            USEFUL LIFE        DECEMBER 31,
                                              (YEARS)      1998        1999
                                             --------    --------    --------
Laboratory, office and data
   processing equipment                         3-5      $ 12,665    $ 16,103
Construction in progress                                       --       2,693
Leasehold improvements                         5-10         1,788       3,349
Furniture and fixtures                            7         1,720       2,070
Mobile lab units                                  3           204         175
Automotive vehicles                               3           921         988
                                                         --------    --------
                                                           17,298      25,378
Less accumulated depreciation                              (8,714)    (11,249)
                                                         --------    --------
Property and equipment, net                              $  8,584    $ 14,129
                                                         ========    ========

Depreciation expense was $1,543, $2,292 and $2,877 for the years ended December 31, 1997, 1998 and 1999, respectively.

6.       INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are as follows:
                                                        AMORTIZATION PERIODS
                                                              (YEARS)
                                      DECEMBER 31,            -------
                                      ------------                  WEIGHTED
                                  1998         1999      RANGE      AVERAGE
                               ---------    ---------   -------    ---------
Hospital contracts             $ 150,076    $ 191,524    25-40        33.3
Physician client lists            50,701       54,558    10-30        21.0
Laboratory contracts               1,800        7,317       10        10.0
Management agreements              2,481        2,478       25        25.0
                               ---------    ---------
                                 205,058      255,877
Accumulated amortization         (11,980)     (20,209)
                               ---------    ---------
Balance, net                   $ 193,078    $ 235,668
                               =========    =========
Goodwill                       $ 118,523    $ 153,128    10-35        31.8
Accumulated amortization          (6,135)     (10,361)
                               ---------    ---------
Balance, net                   $ 112,388    $ 142,767
                               =========    =========

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

The weighted average amortization period for identifiable intangible assets and goodwill is 30.6 years.

During the first quarter of 2000, the Company received information that Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio (the "City") that the Company provides services to, began implementing its plan of reorganization it filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware. One of the Company's practices provides services at four PHS hospitals and an ambulatory care facility. The Company acquired the affected practice during the fourth quarter of 1998. Information received to date indicates that PHS, in accordance with its bankruptcy plan, plans to sell two hospitals and the ambulatory care facility to the Cleveland Clinic Foundation (the "Foundation"). However, several parties, including the City, are contesting the bankruptcy plan and sale to the Foundation. Management and the practice's Managing Director are actively planning to retain the outpatient business and combine it with the Company's other operations near the City. At this time, we are still uncertain as to the future operations or cash flows from this practice. If the final reorganization of PHS results in a reduction of cash flow and the Company is unable to sufficiently reduce the corresponding operating costs, an impairment of the intangible assets of this practice may occur. If impairment were to occur, the maximum non-cash charge would be approximately $4,700 offset by a deferred tax benefit of approximately $1,100. Net revenues of this AmeriPath practice were approximately $2,500 in 1999. There can be no assurance this practice will continue to derive any revenues from PHS due to the events described above. The Company will continue to monitor the status of the reorganization and the effect on cash flows and the carrying values of the related intangibles on a quarterly basis.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                              DECEMBER 31,
                                                              ------------
                                                            1998      1999
                                                           -------   -------
Accounts payable                                           $ 2,195   $ 3,066
Accrued compensation                                         4,582     6,913
Accrued acquisition costs                                    1,645     1,739
Accrued interest                                               862       828
Income taxes payable                                         2,109       942
Other accrued expenses                                       4,734     5,020
                                                           -------   -------
                                                           $16,127   $18,508
                                                           =======   =======

8.       LONG-TERM DEBT

Long-term debt consisted of the following:

                                                            DECEMBER 31,
                                                            ------------
                                                         1998         1999
                                                      ---------    ---------
Revolving loan                                        $ 121,087    $ 163,300
Capitalized lease obligations                               118          259
Subordinated notes issued and assumed in
     connection with acquisitions, payable
     in varying amounts through 2001,
     with interest at rates of 7% and 8%                  2,303        1,057
                                                      ---------    ---------
                                                      $ 123,508    $ 164,616
Less current portion                                     (1,315)        (539)
                                                      ---------    ---------
Long term debt, net of current portion                $ 122,193    $ 164,077
                                                      =========    =========

At December 31, 1999 maturities of long term debt were as follows:

 2000                                                               $    539
 2001                                                                    648
 2002                                                                     81
 2003                                                                163,348
                                                                    --------
Total                                                               $164,616
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

On April 28, 1998, the Company amended its Credit Facility. The amended facility provides for borrowings of up to $200,000 in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes.

On December 16, 1999, the Company again amended its Credit Facility. The amended facility provides for borrowings of up to $230,000 in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions to the extent not otherwise used for working capital purposes. The Company must comply with certain requirements as defined in the credit agreement to utilize the Credit Facility to fund acquisitions.

All outstanding advances under the Credit Facility are due and payable on April 30, 2003. Interest is payable monthly at variable rates which are based, at the Company's option, on the Agents' base rate (8.75% at December 31, 1999) or the Eurodollar rate plus a premium that is based on the Company's quarterly ratio of total debt to cash flow. The amended Credit

Facility also requires a commitment fee to be paid quarterly equal to 0.375% of the annualized unused portion of the total commitment. The Company has used a portion of the funds available under the amended Credit Facility to refinance previously outstanding indebtedness, to fund acquisitions and for working capital purposes. The Company intends to use the remaining availability for its acquisition program.

In October 1998, the Company entered into two, two year, interest rate swap transactions which involved the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements have notional amounts of $75,000 and $30,000. Under the $75,000 and $30,000 agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes.

The amended Credit Facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the Credit Facility. The Company believes that it is in compliance with all of the covenants at December 31, 1999.

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

10.      LEASE COMMITMENTS

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 14. Future minimum lease commitments consisted of the following at December 31, 1999:

 2000                                                        $ 2,338
 2001                                                          2,044
 2002                                                          1,759
 2003                                                          1,402
 2004                                                            821
 Thereafter                                                    3,902
                                                             -------
                                                             $12,266
                                                             =======

Rent expense under operating leases for the years ended December 31, 1997, 1998 and 1999 was $1,093, $1,412, and $1,733 respectively.

11.      OPTION PLAN

The Company's Stock Option Plan (the "Option Plan") provides for the grant of options to purchase shares of common stock to key employees and others. The plan provides that the option price shall not be less than the fair market value of the shares on the date of the grant. At December 31, 1999, 2,322,040 shares of common stock are reserved for issuance pursuant to options granted under the Option Plan. All options granted have 10 year terms and vest and become exercisable at the rate of 20% a year, following the date of grant.

The Company's Director Option Plan provides for the grant of options to purchase shares of common stock to Directors who are not employees of the Company. All options granted under the Director Option Plan have 10 year terms and are exercisable during the period specified in the agreement evidencing the grant of such Director Option. At December 31, 1999, 5,000 options have been granted under the Director Option Plan.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1997, 1998 and 1999:

                                                1997      1998      1999
                                               ------    ------    ------
Risk free interest rate                           6.5%      6.5%      6.5%
Dividend yield                                     --        --        --
Volatility factors                               47.0%    107.0%    120.0%
Weighted average life (years)                     4.1       4.1       4.1

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1997, 1998 and 1999 were $7.08, $10.65 and $6.28 respectively

The pro forma net income assuming the amortization of the estimated fair values over the option vesting period and diluted earnings per common share, had the fair value method of accounting for stock options been used, would have been as follows:

                                                      1998        1999
                                                   ---------   ----------
Pro forma net income                               $  17,225   $   20,001
Pro forma diluted earnings per share               $    0.82   $     0.92

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

A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 31, 1999 is presented below:

                                                            OPTION PRICE PER SHARE
                                           NUMBER           ----------------------
                                          OF SHARES      LOW        HIGH      WEIGHTED
                                          ---------      ---        ----      --------
Outstanding December 31, 1996              970,211     $ 1.11      $10.00        $ 4.12
Granted in 1997                            258,000      10.00       10.00         10.00
Granted in 1997                             48,000      16.75       16.75         16.75
Cancelled in 1997                          (41,400)      8.33        8.33          8.33
Exercised in 1997                          (22,400)      1.11        1.11          1.11
                                         ---------
Outstanding December 31, 1997            1,212,411       1.11       16.75          5.78
Granted in 1998                            254,050      14.06       14.06         14.06
Granted in 1998                              2,000      16.13       16.13         16.13
Granted in 1998                              1,000      11.38       11.38         11.38
Cancelled in 1998                          (12,900)      8.33       16.75         11.45
Exercised in 1998                          (27,560)      8.33       10.00          8.98
                                         ---------
Outstanding December 31, 1998            1,429,001       1.11       16.75          7.16
Granted in 1999                             26,000       9.31        9.31          9.31
Granted in 1999                            259,500       7.63        7.63          7.63
Granted in 1999                              5,000       9.56        9.56          9.56
Granted in 1999                              2,000       9.16        9.16          9.16
Granted in 1999                              2,000       9.06        9.06          9.06
Granted in 1999                              9,000       7.75        7.75          7.75
Cancelled in 1999                          (41,800)      8.33        8.33          8.33
Exercised in 1999                           (8,000)      1.11        1.11          1.11
                                         ---------
Outstanding December 31, 1999            1,682,701      $1.11      $16.75         $7.23
                                         =========

The following table summarizes the information about options outstanding at December 31, 1999:

                      OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
 ---------------------------------------------------------------         --------------------------
                                         WEIGHTED
                                          AVERAGE         WEIGHTED                          WEIGHTED
                                         REMAINING         AVERAGE                           AVERAGE
    RANGE OF           NUMBER        CONTRACTUAL LIFE     EXERCISE         NUMBER           EXERCISE
 EXERCISE PRICES     OUTSTANDING        (IN YEARS)         PRICE         EXERCISABLE          PRICE
 ---------------     -----------        ----------         -----         -----------          -----
      $  1.11          203,600              4.6           $  1.11          203,600           $  1.11
      $  1.67          378,011              6.1           $  1.67          230,407           $  1.67
      $  7.63          244,500              9.3           $  7.63               --                --
      $  7.75            9,000              9.9           $  7.75               --                --
      $  8.33          230,040              6.6           $  8.33          136,440           $  8.33
      $  9.06            2,000              9.9           $  9.06               --                --
      $  9.16            2,000              9.7           $  9.16               --                --
      $  9.31           26,000              9.2           $  9.31               --                --
      $  9.56            5,000              9.6           $  9.56               --                --
      $10.00           292,000              7.5           $ 10.00          119,000           $ 10.00
      $11.65             1,000              8.5           $ 11.65              200           $ 11.65
      $14.06           238,050              8.4           $ 14.06           47,610           $ 14.06
      $16.13             2,000              8.4           $ 16.13              400           $ 16.13
      $16.63             6,000              7.9           $ 16.63            2,400           $ 16.63
      $16.75            43,500              7.9           $ 16.75           17,400           $ 16.75
                     ---------                                             -------
  $1.11 - $16.75     1,682,701              7.2           $  7.23          757,457           $  5.21
                     =========                                             =======

As of December 31, 1997 and 1998 exercisable options were 263,442 and 469,064, respectively.

12.      EMPLOYEE BENEFIT PLANS

Effective July 1, 1997, the Company consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the "401(k) Plan") covering substantially all eligible employees as defined in the 401(k) plan. The new 401
(k) Plan requires employer matching contributions equal to 25% of the employees' contributions up to a maximum of one thousand dollars per employee. The Company expensed matching contributions aggregating $219, $379 and $451 to the new plan in 1997, 1998 and 1999, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans which cover substantially all eligible employees of the acquired practices. The Company has not made any contributions from the dates of acquisition through December 31, 1999.

During 1999, the Company introduced a Supplemental Employee Retirement Plan ("SERP") which covers only selected employees. The SERP is a non-qualified deferred compensation plan which was established to aid in the retention of the non-selling physicians and other key employees. In 1999, the eligible participants were allowed to defer up to ten thousand dollars of compensation and/or eligible bonuses. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP for the year ended December 31, 1999, were $428 and $20, respectively.

13.      COMMITMENTS AND CONTINGENCIES

LIABILITY INSURANCE -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier. At December 31, 1999, the Company is in dispute with its former insurance carrier on an issue related to applicability of the insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute will not have a material adverse effect on the Company's financial position and results of operations.

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

INTERNAL REVENUE SERVICE EXAMINATIONS -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax years ended December 31, 1997 and 1996. The examination is continuing and the IRS has not issued any notice of proposed adjustments, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

MEDICARE PROGRAM SAFEGUARDS -- An inspection was conducted in April 1997 at the Company's laboratory facility in Fort Lauderdale, Florida by representatives of federal and state agencies (Medicare (Florida) Program Safeguards ("MPS")) under Operation Restore Trust, regarding the Company's 1996 Medicare billing practices. As the result of the 1997 inspection, in 1998 MPS attempted to recoup $2,950 on in alleged Medicare overpayments for the use of an improper procedure code. The government alleged that many of the skin biopsies performed by the Company should have been coded as an 88304, rather than the 88305 code used by the Company. The Company mounted a vigorous protest and defense and argued that its coding practice and procedure codes were accurate and consistent with accepted CPT code assignment guidelines. As support for its position, the Company provided MPS with the reports of two reputable coding experts who independently concluded that the Company's coding practices were in conformity with accepted CPT assignment guidelines. After review of the Company's position and the studies presented by the Company, MPS determined that $204.05 was due as a result of improper documentation. MPS concluded that no fraud or intentional abuse was demonstrated. AmeriPath promptly paid the $204.05 to resolve the matter.

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

14.      RELATED PARTY TRANSACTIONS

OPERATING LEASES -- The Company leases laboratory and administrative facilities used in the operations of eight practices from entities beneficially owned by some of the Company's common stockholders. The terms of the leases expire from 1999 to 2003 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $439, $453 and $502 in 1997, 1998 and 1999, respectively.

NOTE RECEIVABLE FROM OFFICER -- In connection with the employment of the Company's President and Chief Executive Officer, the Company provided financing of $270 to facilitate the purchase of 216,007 shares of the Company's issued and outstanding stock from certain holders of the Convertible Preferred Stock. The note was repaid in full in 1997.

15.      INCOME TAXES

The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                 1997        1998        1999
                                               --------    --------    --------
Current:
     Federal                                   $  6,828    $ 15,152    $ 17,465
     State                                        1,168       2,367       2,016
                                               --------    --------    --------
            Total current provision               7,996      17,519      19,481
                                               --------    --------    --------
Deferred:
     Federal                                     (2,113)     (3,044)     (2,119)
     State                                         (361)       (351)       (245)
                                               --------    --------    --------
            Total deferred benefit               (2,474)     (3,395)     (2,364)
                                               --------    --------    --------
            Total provision for income taxes   $  5,522    $ 14,124    $ 17,117
                                               ========    ========    ========

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                  1997       1998      1999
                                                 ------     ------    ------
Statutory federal rate                             35.0%      35.0%     35.0%
State income taxes, net of federal
     income tax benefit                             3.9        4.0       4.0
Non-deductible items, primarily amortization
     of goodwill                                    4.9        2.8       3.3
Other                                              (0.8)       1.3       0.4
                                                 ------     ------    ------
                                                   43.0%      43.1%     42.7%
                                                 ======     ======    ======

The following is a summary of the deferred income tax assets and liabilities as of December 31, 1998 and 1999:

                                                               DECEMBER 31,
                                                               ------------
                                                             1998        1999
                                                          --------    --------
Deferred tax assets (short term):
     Allowance for doubtful accounts                      $  6,316    $  6,093
     Accrued liabilities                                       586         620
                                                          --------    --------
         Deferred tax assets (short term)                    6,902       6,713
                                                          --------    --------
Deferred tax liabilities (short term):
     481 (a) adjustment                                     (2,333)     (1,570)
     Other                                                    (160)         (1)
                                                          --------    --------
         Deferred tax liabilities (short term)              (2,493)     (1,571)
                                                          --------    --------
              Net short term deferred tax assets             4,409       5,142
                                                          --------    --------
Deferred tax liabilities (long term):
     Change from cash to accrual basis of accounting
         by the acquisitions                                (1,580)     (1,355)
     Intangible assets acquired                            (42,663)    (61,238)
        Property and equipment                                (245)       (387)
                                                          --------    --------
         Deferred tax liabilities (long term)              (44,488)    (62,980)
                                                          --------    --------
              Net long term deferred tax liability         (44,488)    (62,980)
                                                          --------    --------
Net deferred tax assets / (liabilities)                   $(40,079)   $(57,838)
                                                          ========    ========

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

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                   1997        1998       1999
                                                 --------    --------   --------
Basic Earnings Per Common Share:
   Net income                                    $  7,320    $ 18,639   $ 22,969
   Preferred stock dividends                         (311)         --         --
                                                 --------    --------   --------
   Income attributable to common stockholders    $  7,009    $ 18,639   $ 22,969
                                                 ========    ========   ========
   Basic weighted average shares outstanding        8,773      20,339     21,296
                                                 --------    --------   --------
   Basic earnings per common share               $   0.80    $   0.92   $   1.08
                                                 ========    ========   ========

Diluted Earnings Per Common Share:
   Net income                                    $  7,320    $ 18,639   $ 22,969
                                                 ========    ========   ========
   Weighted average shares outstanding              8,773      20,339     21,296
   Effects of Convertible Preferred Stock
       and Stock Options                            5,106         699        532
                                                 --------    --------   --------
   Diluted weighted average shares outstanding     13,879      21,038     21,828
                                                 ========    ========   ========
   Diluted earnings per common share             $   0.53    $   0.89   $   1.05
                                                 ========    ========   ========

Options to purchase 617,550 shares of common stock at prices between $9.06 and $16.75 per share which were outstanding at December 31, 1999 have been excluded from the calculation of diluted earnings per share for the year ended December 31, 1999 because their effect would be anti-dilutive. Options to purchase 303,050 shares of common stock at prices between $14.06 and $16.75 per share which were outstanding at December 31, 1998 have been excluded from the calculation of diluted earnings per share for the year ended December 31, 1998 because their effect would be anti-dilutive.

17.      SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 1998 and 1999:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                           1998        1999
                                                                         --------    --------
Assets acquired                                                          $ 82,418    $ 72,174
Liabilities assumed                                                       (13,089)    (19,693)
Common stock issued                                                       (13,996)     (3,149)
                                                                         --------    --------
Cash paid for acquisitions                                                 55,333      49,332
Less cash acquired                                                           (789)     (1,541)
                                                                         --------    --------
     Net cash paid for acquisitions                                        54,544      47,791
Costs related to completed and pending acquisitions                         3,767       1,438
                                                                         --------    --------
Cash paid for acquisitions and acquisition costs, net of cash acquired   $ 58,311    $ 49,229
                                                                         ========    ========

18.      NONRECURRING CHARGE

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

19.      PREFERRED SHARE PURCHASE RIGHTS PLAN

On April 8, 1999, the Board of Directors of the Company adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") and, in connection therewith, declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock to shareholders of record at the close of business on April 19, 1999. The Rights will expire on April 8, 2009. The adoption of the Rights Plan and the distribution of the Rights is not dilutive, does not affect reported earnings per share, and is not taxable to shareholders.

Subject to the terms of the Rights Plan, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock (the "Preferred Shares"). Each Right has an initial exercise price of $45.00 for one one-thousandth of a Preferred Share (subject to adjustment). The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender or exchange offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. Upon any such occurrence, each Right will entitle its holder (other than such person or group of affiliated or associated persons) to purchase, at the Right's then current exercise price, a number of the Company's common shares having a market value of twice such price.

20.      SUBSEQUENT EVENTS

CONTINGENT NOTE PAYMENTS -- Subsequent to December 31, 1999, the Company paid approximately $9,081 on contingent notes issued in connection with acquisitions.

21.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1998 and 1999. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and related Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          1998 CALENDAR QUARTERS                     1999 CALENDAR QUARTERS
                                          ----------------------                     ----------------------
                                       FIRST      SECOND     THIRD      FOURTH     FIRST     SECOND      THIRD      FOURTH
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net revenue                           $ 37,991   $ 40,826   $ 47,005   $ 51,482   $ 52,336   $ 55,406   $ 59,866   $ 65,145
                                      --------   --------   --------   --------   --------   --------   --------   --------
Operating costs:
   Cost of services                     17,188     18,024     20,677     22,571     23,747     24,912     27,931     31,587
   Selling, general and
     administrative expense              6,190      6,598      8,093      8,850      8,785      8,941      9,790     10,074
   Provision for  doubtful accounts      3,932      4,112      4,843      5,811      5,963      6,578      6,005      6,716
   Amortization expense                  2,051      2,274      2,507      2,629      2,684      2,845      3,317      3,607
                                      --------   --------   --------   --------   --------   --------   --------   --------
        Total                           29,361     31,008     36,120     39,861     41,179     43,276     47,043     51,984
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income from operations                   8,630      9,818     10,885     11,621     11,157     12,130     12,823     13,161
Interest expense                        (1,820)    (1,929)    (2,167)    (2,285)    (1,922)    (2,118)    (2,528)    (2,731)
Other income (expense), net                 13        (49)        83        (37)         6         (1)        50         59
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes               6,823      7,840      8,801      9,299      9,241     10,011     10,345     10,489
Provision for income taxes               3,036      3,342      3,793      3,953      3,974      4,304      4,448      4,391
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income                            $  3,787   $  4,498   $  5,008   $  5,346   $  5,267   $  5,707   $  5,897   $  6,098
                                      ========   ========   ========   ========   ========   ========   ========   ========
Per share data:
   Basic earnings per common share    $    .19   $    .23   $    .24   $    .26   $    .25   $    .27   $    .28   $    .28
                                      ========   ========   ========   ========   ========   ========   ========   ========
   Diluted earnings per common share  $    .19   $    .22   $    .23   $    .25   $    .24   $    .26   $    .27   $    .28
                                      ========   ========   ========   ========   ========   ========   ========   ========

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

AMERIPATH, INC. AND SUBSIDIARIES

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
(DOLLARS IN THOUSANDS)

                                                   CHARGED TO                 WRITE-OFFS
                                                   STATEMENT        OTHER        AND
                                       BEGINNING       OF         INCREASES     OTHER        ENDING
            DESCRIPTION                 BALANCE    OPERATIONS        (1)      ADJUSTMENTS    BALANCE
            -----------                 -------    ----------        ---      -----------    -------
Year ended December 31, 1997:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                             $16,150       $51,184      $ 9,331     $(50,142)     $26,523
                                        =======       =======      =======     ========      =======
Year ended December 31, 1998:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                             $26,523       $99,362      $14,852     $(97,089)     $43,648
                                        =======       =======      =======     ========      =======
Year ended December 31, 1999:
Allowances for contractual, other
   adjustments and uncollectible
   accounts                             $43,648      $153,388      $12,103    $(154,130)     $55,009
                                        =======      ========      =======    ==========     =======

---------------

(1) Represents the allowances for contractual, other adjustments and uncollectible accounts related to the 1997, 1998, and 1999 acquisitions.

                                  EXHIBIT INDEX

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------

   10.43 Amended and Restated Credit Agreement dated as of December 16,1999, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders

   21.1       Subsidiaries of AmeriPath

   23.2       Independent Auditors' Consent of Deloitte & Touche LLP

   27.1       Financial Data Schedule for 12 months ended December 31, 1999