Form 10-Q
period 2000-03-31
AMERIPATH INC
filed 2000-05-15
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                 AMERIPATH, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                 65-0642485
-------------------------------------------------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          7289 GARDEN ROAD, SUITE 200, RIVIERA BEACH, FLORIDA           33404
-------------------------------------------------------------------------------
                 (Address of principal executive offices)            (Zip Code)

                                 (561) 845-1850
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X] No [ ]

The registrant had 21,601,487 shares of common stock, $.01 par value, outstanding as of May 15, 2000.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     March 31, 2000 (Unaudited) and December 31, 1999                              3

                  Condensed Consolidated Statements of Operations for the
                     Three Months Ended March 31, 2000 and 1999 (Unaudited)                        4

                  Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 2000 and 1999 (Unaudited)                        5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               6-8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                              9-15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      15

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               16

         Item 2.  Changes in Securities and Use of Proceeds                                       16

         Item 6.  Exhibits and Reports on Form 8-K                                                16

SIGNATURES                                                                                        17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           March 31,    December 31,
                                  ASSETS                      2000         1999
                                                           ---------    ------------
                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                               $    356     $    620
    Accounts receivable, net                                  47,893       45,969
    Inventories                                                  384          482
    Other current assets                                       7,063        7,144
                                                            --------     --------
         Total current assets                                 55,696       54,215
                                                            --------     --------
PROPERTY AND EQUIPMENT, NET                                   14,685       14,129
                                                            --------     --------
OTHER ASSETS:
    Goodwill, net                                            154,192      142,767
    Identifiable intangibles, net                            233,521      235,668
    Other                                                      3,154        3,367
                                                            --------     --------
         Total other assets                                  390,867      381,802
                                                            --------     --------
TOTAL ASSETS                                                $461,248     $450,146
                                                            ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                   $ 22,401     $ 18,508
    Current portion of long-term debt                            706          539
                                                            --------     --------
         Total current liabilities                            23,107       19,047

LONG-TERM LIABILITIES:
    Revolving loan                                           164,000      163,300
    Subordinated notes                                           493          777
    Deferred tax liability                                    63,388       62,980
                                                            --------     --------
         Total liabilities                                   250,988      246,104
                                                            --------     --------
STOCKHOLDERS' EQUITY:
    Common stock                                                 216          216
    Additional paid-in capital                               152,288      152,187
    Retained earnings                                         57,756       51,639
                                                            --------     --------
         Total stockholders' equity                          210,260      204,042
                                                            --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $461,248     $450,146
                                                            ========     ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------

NET REVENUES                                        $ 68,174      $ 52,336
                                                    --------      --------
OPERATING COSTS AND EXPENSES:
   Cost of services                                   32,784        23,747
   Selling, general and administrative expenses       10,703         8,785
   Provision for doubtful accounts                     7,066         5,963
   Amortization expense                                3,701         2,684
                                                    --------      --------
        Total operating costs and expenses            54,254        41,179
                                                    --------      --------
INCOME FROM OPERATIONS                                13,920        11,157
                                                    --------      --------
OTHER INCOME (EXPENSE):
   Interest expense                                   (3,289)       (1,922)
   Other, net                                             45             6
                                                    --------      --------
        Total other expense                           (3,244)       (1,916)
                                                    --------      --------
INCOME BEFORE INCOME TAXES                            10,676         9,241

PROVISION FOR INCOME TAXES                             4,559         3,974
                                                    --------      --------
NET INCOME                                          $  6,117      $  5,267
                                                    ========      ========
BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                  $   0.28      $   0.25
                                                    ========      ========
   Basic weighted average shares outstanding          21,584        21,078
                                                    ========      ========
DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                $   0.28      $   0.24
                                                    ========      ========
   Diluted weighted average shares outstanding        22,122        21,610
                                                    ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              ---------------------
                                                                                                 2000        1999
                                                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $  6,117    $  5,267
   Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation and amortization                                                                 4,668       3,475
    (Gain) loss on disposal of assets                                                                (5)          7
    Deferred income taxes                                                                          (500)     (1,000)
    Provision for doubtful accounts                                                               7,066       5,963
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                                            (8,976)     (7,252)
      Decrease in inventories                                                                        98          61
      Decrease in other current assets                                                               65         474
      Increase (decrease) in other assets                                                           137         (72)
      Increase in accounts payable and accrued expenses                                           4,050       4,388
                                                                                              ---------    --------
                 Net cash provided by operating activities                                       12,720      11,311
                                                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                                        (1,407)     (1,021)
    Cash paid for acquisitions and acquisition costs, net of cash acquired                         (407)     (1,426)
    Payments of contingent notes                                                                (11,850)     (5,820)
                                                                                              ---------    --------
                 Net cash used in investing activities                                          (13,664)     (8,267)
                                                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                                        101          --
     Debt issuance costs                                                                             (4)         --
     Principal payments on long-term debt                                                          (117)       (802)
     Net borrowings (payments) under revolving loan                                                 700      (1,086)
                                                                                              ---------    --------
                 Net cash provided by (used in) financing activities                                680      (1,888)
                                                                                              ---------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                   (264)      1,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      620         458
                                                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $    356    $  1,614
                                                                                              =========    ========

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

The accompanying interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

NOTE 2 - ACQUISITIONS

There were no significant acquisitions in the first three months of 2000.

The accompanying financial statements include the results of operations of the Company's 1999 acquisitions from the date acquired through March 31, 2000 and 1999, respectively. The allocation of the purchase price of some of the 1999 acquisitions is preliminary, while the company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any will not be material in relation to the consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the three months ended March 31, 1999, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1999. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the three months ended March 31, 1999 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the three months ended March 31, 2000, since there were no significant acquisitions made during the first three months of 2000. These amounts are in thousands, except per share amounts.

                                                 Pro Forma (Unaudited)
                                                   Three Months Ended
                                                     March 31, 1999

Net revenues                                            $ 61,863
                                                        ========

Net income                                              $  6,172
                                                        ========

Net income per share (diluted)                          $   0.28
                                                        ========

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                    March 31, 2000
                                                                                 Amortization Periods
                                                                                       (Years)
                                                                               ------------------------
                                               March 31,      December 31,                     Weighted
                                                 2000             1999         Range           Average
                                              ----------       ----------      -----           --------
Hospital contracts                            $  191,524       $  191,524      25-40             33.3
Physician client lists                            54,758           54,558      10-30             21.0
Laboratory contracts                               7,317            7,317        10              10.0
Management service agreement                       2,483            2,478        25              25.0
                                              ----------       ----------
                                                 256,082          255,877
                                              ----------       ----------
Accumulated amortization                         (22,561)         (20,209)
                                              ----------       ----------
Balance, net                                  $  233,521       $  235,668
                                              ==========       ==========

Goodwill                                      $  165,902       $  153,128      10-35             31.8
Accumulated amortization                         (11,710)         (10,361)
Balance, net                                  $  154,192       $  142,767
                                              ==========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 30.7 years.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LIABILITY INSURANCE -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier and the Company is currently in dispute with its former insurance carrier on an issue related to applicability of surplus insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute will not have a material adverse effect on the Company's financial position and results of operations.

HEALTHCARE REGULATORY ENVIRONMENT AND RELIANCE ON GOVERNMENT PROGRAMS -- The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations. The Company's operations are continually subject to review and inspection.

INTERNAL REVENUE SERVICE EXAMINATION -- The Internal Revenue Service ("IRS") is conducting an examination of the Company's federal income tax return for the tax years ended December 31, 1997 and 1996. The examination is continuing and the IRS has not issued any notice of proposed adjustments, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 5 - EARNINGS PER SHARE

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

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
Earnings Per Common Share:
   Net income                                       $  6,117      $  5,267
                                                    ========      ========

   Basic earnings per common share                  $   0.28      $   0.25
                                                    ========      ========

   Diluted earnings per common share                $   0.28      $   0.24
                                                    ========      ========


   Basic weighted average shares outstanding          21,584        21,078
   Effects of dilutive stock options                     538           532
                                                    --------      --------
   Diluted weighted average shares outstanding        22,122        21,610
                                                    ========      ========

Certain options outstanding as of March 31, 2000 were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 632,000 at a weighted-average exercise price per share of $12.03 for the three months ended March 31, 2000, and 633,000 options at a weighted-average exercise price per share of $12.15 for the three months ended March 31, 1999.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to March 31, 2000, the Company paid approximately $3.6 million on contingent notes issued in connection with previous acquisitions.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained in this report that are not limited to historical information are considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1999), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition; success of the Company's operating initiatives and growth strategies; healthcare regulation; payment and reimbursement rates under government-sponsored healthcare programs; changes in coding; dependence upon certain pathologists; labor and technology costs; advertising and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; changes in technology; and the overall success of the Company's acquisition strategy. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation and execution of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with the healthcare and/or other laws and regulations in each targeted market, including the regulation of the healthcare industry in each targeted market on a national, regional and local basis (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants; access to affordable capital; governmental reimbursement and assistance programs, and tax laws.

OVERVIEW

The Company is the nation's leading integrated physician group practice and laboratory management company focused on providing anatomic pathology diagnostic services, based on number of physicians, number of hospital contracts, number of practices and net revenues. Since inception, the Company has acquired or affiliated with 44 physician practices (the "Practices") located in 13 states. The 302 pathologists employed by the Company provide medical diagnostic services in outpatient laboratories owned and operated by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 298 are board certified in anatomic and clinical pathology, and 142 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

As of March 31, 2000, 23 Practices had contracts with a total of 161 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company has 28 outpatient laboratories, of which 13 operate in conjunction with hospital laboratories.

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

The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic anatomic pathology services. Reimbursement from government programs (principally Medicare and Medicaid) for these services represented approximately 22% and 21% of the Company's cash collections in the first quarter of 2000 and 1999, respectively. The Company typically bills government programs, indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

o        Medicare and Medicaid reimbursements at annually established rates;

o payments from managed care organizations at discounted fee-for-service rates;

o        negotiated reimbursement rates with other third party payors;

o rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and

o        other discounts and allowances.

In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. However, the Company is attempting to increase the number of national lab contracts to increase test volume. Since the majority of the Company's operating costs -- principally the compensation of physicians and non-physician technical personnel -- are relatively fixed, increases in volume, whether from indemnity or non-indemnity plans, enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of total net revenue.

Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, the Company bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare patients, the pathologist is typically paid a Director's fee or "Part A" fee by the hospital. For the quarter ended March 31, 2000, the Company recorded approximately $2.3 million of revenue from director fees. For the year 2000, the Company estimates that director fees will be approximately $8.2 million. The year 2000 estimate reflects the loss of approximately $1.0 million of fees from existing contracts. Hospitals and third-party payors are continuing to increase pressure to reduce the payment of these clinical professional component billing charges and "Part A" fees, and in the future the Company may sustain substantial decreases in these payments.

Medicare currently calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which Medicare has been phasing in since 1992. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

In July 1999, the Health Care Financing Administration ("HCFA") announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice RVUs, which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The Balanced Budget Act of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1998 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the November 2, 1999 final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change will commence January 1, 2001 in order to allow independent laboratories and hospitals sufficient time to negotiate arrangements. Where one of the Company's facilities is providing technical component for inpatient services, it will now be required to seek reimbursement directly from the hospital. HCFA also announced that the physician fee schedule conversion factor will increase from $34.73 to $36.61 in 2000.

As indicated above, and as further described in the Company's Annual Report on Form 10-K for fiscal 1999 (including discussions in Item 1 -- General Business, and in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results Of Operations), a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations.

The impact of legislative changes on the Company's results of operations will depend upon several factors, including the mix of inpatient and outpatient pathology services furnished by the Company, the amount of the Company's Medicare business, and changes in conversion factors (budget neutrality adjustments) which are published in November of each year. Management continuously monitors changes in legislation impacting reimbursement

In prior years, the Company has been able to mitigate the impact of reduced Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite any offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments by Medicare, could have an effect on the Company's average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Changes in the results of operations between the three month periods ended March 31, 2000 and 1999 are due primarily to the various acquisitions which were consummated by the Company subsequent to March 31, 1999. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices. During the first three months of 2000, the Company acquired no significant anatomic pathology practices.

NET REVENUES

Net revenues increased by $15.9 million, or 30.3%, from $52.3 million for the three months ended March 31, 1999, to $68.2 million for the three months ended March 31, 2000. Same practice net revenues increased $5.2 million or 10.0% from $52.3 million for the three months ended March 31, 1999 to $57.5 million for the three months ended March 31, 2000. This increase was driven by a 7.4% increase in outpatient revenue and a 2.5% increase in reimbursement from Medicare. The remaining increase of $10.7 million was from the operations of practices acquired after the first quarter of 1999.

The 30% quarter over quarter revenue increase resulted from a 28% unit growth in biopsies diagnosed (approximately 640,000 in the first three months of 2000 as compared to 500,000 in the same period of 1999), and a 50% unit increase in cytology interpretations (approximately 450,000 Pap smears in the first three months of 2000 versus 300,000 in the comparable period of 1999).

During the three months ended March 31, 2000, approximately $6.8 million, or 10%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). Although the Company has had these national lab contracts for a number of years, a decision by Quest and/or LabCorp to discontinue using the Company for pathology services, at any or all of its practices, could have a material adverse effect on the Company's financial position and results of operations.

In addition, approximately 14% of the Company's net revenue is derived from 27 Columbia/HCA Healthcare Corporation ("Columbia") hospitals. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain conditional renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Columbia has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. During 1999, Columbia closed one hospital and sold another hospital where the Company provided pathology services. The estimated net revenue from the loss of these contracts is less than 1% of net revenue, however, there can be no assurance that the Company will be able to make proportionate reductions in operating costs to offset the decrease in net revenue. In addition, further closures and\or sales of Columbia hospitals could have a material adverse effect on the Company's financial position and results of operations. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

COST OF SERVICES

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $9.0 million, or 38.1%, from $23.7 million for the three months ended March 31, 1999 to $32.7 million for the same period in 2000. Cost of services, as a percentage of net revenues, increased from 45.4% in the first quarter of 1999 to 48.1% in 2000. Gross margin decreased from 54.6% in the first quarter of 1999 to 51.9% in 2000. The decline in gross margin is primarily attributable to four factors: increased physician compensation; increase in lower margin national clinical lab business; and developmental activities at the de novo New York lab and the Center for Advanced Diagnostics ("CAD").

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 16.8% for the three months ended March 31, 1999 to 15.7% for the same period of 2000, as the Company imposed measures to control the growth in these costs and continued to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations. In addition, the relocation of CAD to Orlando may result in additional selling, general and administrative costs.

Approximately 40% of selling, general and administrative costs relate to billing and collection. Billing and collection costs increased 37% from the first quarter of 1999 as payment under a number of billing contracts are a function of collected revenue, and the Company continues to invest in upgrading its billing and collection systems and processes. These investments are directed at improving cash collections and the aggregation of billing information and utilization data.

Selling, general and administrative expenses increased by $1.9 million, or 21.8%, from $8.8 million for the three months ended March 31, 1999 to $10.7 million for the comparable period of 2000. Of this increase, approximately $650,000 was attributable to the acquisitions the Company completed during 1999. The remaining increase was due primarily to increased staffing levels in marketing, billing, human resources and accounting and salary increases during the fourth quarter of 1999, and costs incurred to expand the Company's administrative support infrastructure and to upgrade information systems.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts increased by $1.1 million, or 18.5%, from $6.0 million for the three months ended March 31, 1999, to $7.1 million for the same period in 2000. The dollar increase is primarily due to the increase in net revenues. The provision for doubtful accounts as a percentage of net revenues was 11.4% and 10.4% for the three month periods ended March 31, 1999 and 2000, respectively. The decrease in the percentage of net revenue was primarily attributable to two factors. First, net revenue from national lab contracts and medical director fees increased from 10% in the first three months of 1999 to 13% for the comparable period of 2000. Typically, there are no bad debts associated with these revenues. Secondly, the Company's bad debt and collection initiatives are beginning to produce results. Net revenue from inpatient services as a percentage of net revenue was 58% in the first quarter of 1999 and 2000. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

AMORTIZATION EXPENSE

Amortization expense increased by $1.0 million, or 37.9%, from $2.7 million for the three months ended March 31, 1999, to $3.7 million for the same period of 2000. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with the acquisition of anatomic pathology practices subsequent to March 31, 1999, and payments made on the contingent notes, as well as a reduction in the weighted average amortization periods from 32 to 31 years. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

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

During the first quarter of 2000, the Company received information that Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio that the Company provides services to, began implementing its plan of reorganization it filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware. One of the Company's practices, acquired in 1998, provides services at four PHS hospitals and an ambulatory care facility. Information received to date indicates that PHS, in accordance with its bankruptcy plan, closed one hospital and plans to sell two hospitals and the ambulatory care facility. Management and the practice's Managing Director are actively pursuing the retention of the hospital contracts and outpatient business, which it plans to combine with the Company's other Cleveland outpatient lab. At this time, the Company is still uncertain as to the future operations or cash flows from this practice. If the final reorganization of PHS results in a reduction of cash flow and the Company is unable to sufficiently reduce the corresponding operating costs, an impairment of the intangible assets attributable to this practice acquisition may occur. If impairment were to occur, the maximum non-cash charge would be approximately $4.7 million offset by a deferred tax benefit of approximately $1.1 million. Net revenues of this practice were approximately $2.5 million for the year ended December 31, 1999 and $550,000 for the first quarter of 2000. There can be no assurance this practice will continue to derive any revenues from PHS due to the events described above. The Company will continue to monitor the status of the reorganization and the effect on cash flows and the carrying values of the related intangibles.

INCOME FROM OPERATIONS AND NET INCOME

Income from operations increased $2.8 million or 24.8%, from $11.1 million for the first three months of 1999, to $13.9 million in the same period of 2000. As a percentage of net revenues, income from operations was 21.3% for the first three months of 1999 as compared to 20.4% for the comparable period of 2000, primarily as a result of the increase in cost of services.

Net income for the first three months of 2000 was $6.1 million, an increase of $850,000, or 16%, over the same period in 1999. Diluted earnings per share for the first three months of 2000 increased to $0.28 from $0.24 for the comparable period of 1999, based on 22.1 million and 21.6 million weighted average shares outstanding, respectively.

INTEREST EXPENSE

Interest expense increased by $1.4 million, or 71.1%, from $1.9 million for the three months ended March 31, 1999, to $3.3 million for the same period in 2000. The majority of this increase was attributable to the higher average amount of debt outstanding during the first three months of 2000 as compared to the first three months of 1999. In the first quarter of 1999, average indebtedness outstanding was $123.0 million, compared to average indebtedness of $165.4 million outstanding in the same period of 2000, also, the Company's effective interest rate was 6.2% and 7.9% for the three month periods ended March 31, 1999 and 2000, respectively. The increase in rates reflects the renegotiation and increase in the Company's credit facility in the fourth quarter of 1999, which increased the borrowing rate 75 basis points, and the general rise in interest rates during the past two quarters, which affects the floating rate under the credit facility.

PROVISION FOR INCOME TAXES

The effective income tax rate was 42.7% for the three month period ended March 31, 2000, as compared to 43.0% for the three month period ended March 31, 1999. The effective tax rate is higher than the Company's statutory rates primarily due to the non-deductibility of the goodwill amortization related to a number of the Company's acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of approximately $32.6 million, a decrease of $2.6 million from the working capital of $35.2 million at December 31, 1999. The decrease in working capital was due primarily to an increase in accounts payable and accrued expenses of $4.1 million offset by an increase in net accounts receivable of $1.9 million.

For the three month periods ended March 31, 2000 and 1999, cash flows from operations were $12.7 million and $11.3 million, respectively. Cash flow from operations was positively impacted by an increase in income taxes payable of $3.5 million related primarily to tax payments that were due April 15, 2000. For the three months ended March 31, 2000, the cash flow from operations and borrowings under the Company's credit facility were used primarily to make contingent note payments of $11.8 million; and acquire $1.4 million of property and equipment, primarily for the build-out of the de novo New York lab, laboratory equipment and information systems as the Company continues to upgrade its billing and financial reporting systems.

At March 31, 2000, the Company had $66 million available under its credit facility with a syndicate of banks led by BankBoston, N.A., as agent. The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of March 31, 2000, $164 million was outstanding under the revolving loan with an annual effective interest rate of 7.63%. In October 1998, the Company entered into two, two year, interest rate swap transactions which involves the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. These derivative financial instruments are being used by the Company to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and is not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep these interest swap agreements in place. The Company is currently evaluating additional interest rate protection arrangements including, the replacement of these contracts when they expire in October 2000, new types of protection and increasing the notional amounts. Changes to the Company's interest rate protection and the recent increases in the prime rate and potential further tightening of interest rates by the Federal Reserve will result in an increase in the Company's overall interest cost. At March 31, 2000, the Company believes that it is in compliance with the covenants of the credit facility.

The Company anticipates that its cash flow from operations, together with funds available under the credit facility and cash on-hand, will be sufficient to meet its working capital requirements, finance any required capital expenditures and fund planned acquisitions for at least the next twelve months. With respect to the deployment of its long-term growth strategy, the Company may be required to seek additional financing through: increases in availability under the existing credit facility; negotiation of credit facilities with other banks; or public offerings or private placements of equity or debt securities. No assurances can be given that the Company will be able to increase availability under its existing credit facility, secure additional bank borrowings or complete additional debt or equity financing on terms favorable to the Company or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $164 million at March 31, 2000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. These claims are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, if the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment of (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of Common Stock issued in the first three months of 2000 or through the date of this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              27.1 Financial Data Schedule

       (b)    Reports on Form 8-K

              There were no reports on Form 8-K filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.



Date:  May 15, 2000                    By:  /S/ JAMES C. NEW
                                            -----------------
                                            James C. New
                                            Chairman, President
                                            and Chief Executive Officer

Date:  May 15, 2000                    By:  /S/ ROBERT P. WYNN
                                            -------------------
                                            Robert P. Wynn
                                            Executive Vice President and
                                            Chief Financial Officer

EXHIBIT INDEX

EXHIBIT       DESCRIPTION

 27          Financial Data Schedule