Form 10-Q
period 2000-06-30
AMERIPATH INC
filed 2000-08-14
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313


                                 AMERIPATH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               65-0642485
----------------------------------------  --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


7289 Garden Road, Suite 200, Riviera Beach, Florida                33404
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

                                 Yes [X] No [ ]

The registrant had 21,714,607 shares of common stock, $.01 par value, outstanding as of August 11, 2000.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     June 30, 2000 (Unaudited) and December 31, 1999                        3

                  Condensed Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)          4

                  Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2000 and 1999 (Unaudited)                    5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)        6-9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                      10-19

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk               19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                        20

         Item 2.  Changes in Securities and Use of Proceeds                                20

         Item 4.  Submission of Matters to Vote of Security Holders                        21

         Item 6.  Exhibits and Reports on Form 8-K                                         21

SIGNATURES                                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,      December 31,
                                   ASSETS                           2000           1999
                                                                -----------     -----------
                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                    $    1,539     $      620
    Accounts receivable, net                                         48,923         45,969
    Inventories                                                         507            482
    Other current assets                                              6,355          7,144
                                                                 ----------     ----------
         Total current assets                                        57,324         54,215
                                                                 ----------     ----------

PROPERTY AND EQUIPMENT, NET                                          15,910         14,129
                                                                 ----------     ----------
OTHER ASSETS:
    Goodwill, net                                                   159,503        142,767
    Identifiable intangibles, net                                   232,105        235,668
    Other                                                             3,192          3,367
                                                                 ----------     ----------
         Total other assets                                         394,800        381,802
                                                                 ----------     ----------

TOTAL ASSETS                                                     $  468,034     $  450,146
                                                                 ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $   19,778     $   18,508
    Current portion of long-term debt                                   703            539
                                                                 ----------     ----------
         Total current liabilities                                   20,481         19,047

LONG-TERM LIABILITIES:
    Revolving loan                                                  170,675        163,300
    Subordinated notes                                                  214            777
    Deferred tax liability                                           63,438         62,980
                                                                 ----------     ----------
         Total liabilities                                          254,808        246,104
                                                                 ----------     ----------

STOCKHOLDERS' EQUITY:
    Common stock                                                        216            216
    Additional paid-in capital                                      152,288        152,187
    Retained earnings                                                60,722         51,639
                                                                 ----------     ----------
         Total stockholders' equity                                 213,226        204,042
                                                                 ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  468,034     $  450,146
                                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                         ----------------------------      ----------------------------
                                                            2000              1999            2000              1999
                                                         -----------      -----------      -----------      -----------
NET REVENUES                                             $    73,684      $    55,406      $   141,858      $   107,742
                                                         -----------      -----------      -----------      -----------

OPERATING COSTS AND EXPENSES:
   Cost of services                                           34,244           24,912           67,028           48,659
   Selling, general and administrative expenses               11,914            8,941           22,617           17,726
   Provision for doubtful accounts                             8,308            6,578           15,374           12,541
   Amortization expense                                        3,769            2,845            7,470            5,529
   Asset impairment and related charges                        5,245               --            5,245               --
                                                         -----------      -----------      -----------      -----------
        Total operating costs and expenses                    63,480           43,276          117,734           84,455
                                                         -----------      -----------      -----------      -----------

INCOME FROM OPERATIONS                                        10,204           12,130           24,124           23,287
                                                         -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense                                           (3,421)          (2,118)          (6,710)          (4,040)
   Other, net                                                     35               (1)              80                5
                                                         -----------      -----------      -----------      -----------
        Total other expense                                   (3,386)          (2,119)          (6,630)          (4,035)
                                                         -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                     6,818           10,011           17,494           19,252

PROVISION FOR INCOME TAXES                                     3,852            4,304            8,411            8,278
                                                         -----------      -----------      -----------      -----------

NET INCOME                                               $     2,966      $     5,707      $     9,083      $    10,974
                                                         ===========      ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                       $      0.14      $      0.27      $      0.42      $      0.52
                                                         ===========      ===========      ===========      ===========
   Basic weighted average shares outstanding                  21,601           21,089           21,593           21,083
                                                         ===========      ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                     $      0.13      $      0.26      $      0.41      $      0.51
                                                         ===========      ===========      ===========      ===========

   Diluted weighted average shares outstanding                22,102           21,636           22,119           21,615
                                                         ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                      2000               1999
                                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  9,083           $ 10,974
   Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation and amortization                                                      9,457              7,088
    Loss on disposal of assets                                                             9                 28
    Asset impairment  and related charges                                              5,245                 --
    Deferred income taxes                                                             (2,150)            (1,800)
    Provision for doubtful accounts                                                   15,374             12,541
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                                (17,903)           (13,590)
      (Increase) decrease in inventories                                                 (25)                51
      Decrease in other current assets                                                   765              3,368
      Increase (decrease) in other assets                                                 81               (645)
      (Decrease) increase in accounts payable and accrued expenses                    (1,049)             1,076
                                                                                    --------           --------
                 Net cash provided by operating activities                            18,887             19,091
                                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                             (3,450)            (2,013)
    Cash paid for acquisitions and acquisition costs, net of cash acquired            (5,464)           (10,958)
    Payments of contingent notes                                                     (16,061)           (11,857)
                                                                                    --------           --------
                 Net cash used in investing activities                               (24,975)           (24,828)
                                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                             101                  4
     Debt issuance costs                                                                 (70)                --
     Principal payments on long-term debt                                               (399)            (1,140)
     Net borrowings under revolving loan                                               7,375              8,919
                                                                                    --------           --------
                 Net cash provided by financing activities                             7,007              7,783
                                                                                    --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    919              2,046
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           620                458
                                                                                    --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,539           $  2,504
                                                                                    ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                       $  6,666           $  4,283
     Income taxes                                                                   $ 12,466           $  8,819


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

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, SAB 101 was amended by SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management believes that the adoption of the provisions of SAB 101 will not have a material impact on the Company's financial position or results of operations.

NOTE 2 - ACQUISITIONS

Effective May 1, 2000, the Company acquired an anatomic pathology practice located in Texarkana, Texas. On June 30, 2000, the Company also acquired another hospital-based anatomic pathology practice located in South Hill, Virginia, which will be folded into the Company's North Carolina practice.

The accompanying financial statements include the results of operations of the Company's 2000 and 1999 acquisitions from the date acquired through June 30, 2000 and 1999, respectively. The allocation of the purchase price of some of the 1999 and 2000 acquisitions are preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains such final information, management believes that adjustments, if any will not be material in relation to the consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the six months ended June 30, 2000 and 1999, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1999. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the six months ended June 30, 2000 and 1999 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. These amounts are in thousands, except per share amounts.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                       Pro Forma (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                        2000           1999
                                                   -----------------------------
     Net revenues                                    $ 142,975      $ 128,471
                                                     =========      =========
     Net income                                      $   9,245      $  13,027
                                                     =========      =========
     Diluted earnings per common share               $    0.42      $    0.59
                                                     =========      =========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                   June 30, 2000
                                                                                Amortization Periods
                                                                                     (Years)
                                                                              -----------------------
                                               June 30,       December 31,                  Weighted
                                                 2000             1999          Range       Average
                                              ----------       ----------     ----------   ----------
Hospital contracts                            $  190,593       $  191,524        25-40        33.2
Physician client lists                            56,512           54,558        10-30        21.0
Laboratory contracts                               7,317            7,317         10          10.0
Management service agreement                       2,483            2,478         25          25.0
                                              ----------       ----------
                                                 256,905          255,877
Accumulated amortization                         (24,800)         (20,209)
                                              ----------       ----------
Balance, net                                  $  232,105       $  235,668
                                              ==========       ==========

Goodwill                                      $  172,525       $  153,128        10-35        31.6
Accumulated amortization                         (13,022)         (10,361)
                                              ----------       ----------

Balance, net                                  $  159,503       $  142,767
                                              ==========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 30.5 years.

NOTE 4 - ASSET IMPAIRMENT AND RELATED CHARGES

During the second quarter ended June 30, 2000, the Company recorded a pre-tax noncash charge of approximately $4.7 million, and related cash charges of approximately $545,000, in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. The Company had provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The Company's contracts with these two hospitals and the ambulatory care facility were not accepted by the purchasers, who have elected to employ their own pathologists. One hospital has not been sold and continues to do business with the Company. As a result, the Company determined, using the discounted cash flow method, that the intangible assets, including goodwill, had no remaining fair value. Therefore, the Company wrote off the unamortized intangible asset balance. In addition, the Company recorded approximately $545,000 of related charges for potentially uncollectible accounts receivable, employee termination costs and legal fees. These charges, net of income tax, resulted in a reduction of net income for the three and six months ended June 30, 2000 of $3.9 million, or $0.18 per share.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Internal Revenue Service Examination -- The Internal Revenue Service ("IRS") conducted an examination of the Company's federal income tax return for the tax year ended December 31, 1996 and concluded that no changes to the tax reported needed to be made. The IRS is continuing its examination of the tax year ended December 31, 1997 and has not issued any notice of proposed adjustments, and the amount of any payments required as a result thereof cannot presently be determined. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance, it could have a material adverse effect on the Company's financial position and results of operations.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ---------------------------
                                                                         2000        1999
                                                                  -----------     -----------
Assets acquired                                                   $     8,630     $    12,302
Liabilities assumed                                                    (2,655)         (1,817)
                                                                  -----------     -----------
Cash paid                                                               5,975          10,485
Less cash acquired                                                       (132)           (144)
                                                                  -----------     -----------
   Net cash paid for acquisitions                                       5,843          10,341
Costs or (accruals) related to completed and pending
acquisitions                                                             (379)            617
                                                                  -----------     -----------
Cash paid for acquisitions and acquisition costs, net of
  cash acquired                                                   $     5,464     $    10,958
                                                                  ===========     ===========

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as stock options, is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding at various times during the respective periods presented. The dilutive effects of stock options are calculated using the treasury stock method.

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          2000          1999          2000          1999
                                                        --------      --------      --------      --------
Earnings Per Common Share:
   Net income                                           $  2,966      $  5,707      $  9,083     $  10,974
                                                        ========      ========      ========     =========
   Basic earnings per common share                      $   0.14      $   0.27      $   0.42      $   0.52
                                                        ========      ========      ========      ========
   Diluted earnings per common share                    $   0.13      $   0.26      $   0.41      $   0.51
                                                        ========      ========      ========      ========


   Basic weighted average shares outstanding              21,601        21,089        21,593        21,083
   Effect of dilutive stock options                          501           547           526           532
                                                        --------      --------      --------      --------
   Diluted weighted average shares outstanding            22,102        21,636        22,119        21,615
                                                        ========      ========      ========      ========


Certain options outstanding as of June 30, 2000 were excluded from the calculations of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 604,300 at a weighted average exercise price per share of $12.09 for the six months ended June 30, 2000, 816,340 at a weighted average exercise price per share of $11.12 for the three months ended June 30, 2000, and 630,050 at a weighted average exercise price per share of $12.13 for the three and six months ended June 30, 1999.

NOTE 8 - LONG TERM DEBT

On July 21, 2000, the Company amended its present Credit Facility, dated December 16, 1999. This amendment allows for the Company's compliance with the Credit Facility by excluding charges totaling approximately $5.2 million from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001. These charges relate to the impairment of assets and related charges at an acquired practice in Cleveland, Ohio as more fully discussed in Note 4 to the financial statements. The amendment to the Company's Credit Facility was obtained to cure a potential default that otherwise would have likely occurred under the operating cash flow covenant of the Credit Facility as a result of the asset impairment charge. In addition, the amendment:
(i) increases the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2002 and thereafter; (ii) requires that a minimum of 10% of the purchase price of future acquisitions greater than $5 million be in the form of the Company's capital stock and; (iii) allows for an investment of up to $3 million in Genomics Collaborative, Inc. The amendment is not expected to have an adverse effect on the Company's operations or strategies.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company paid approximately $1.1 million on contingent notes issued in connection with previous acquisitions.

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

OVERVIEW

The Company is the largest physician and laboratory company focused on providing anatomic pathology cancer diagnostic and healthcare information services. Since the first quarter of 1996, the Company has completed the acquisition of 43 pathology practices. The Company is revisiting its acquisition strategy, particularly its pace of acquisitions, and will focus on fold-in acquisitions that will densify its operations in targeted markets and larger pedestal acquisitions. The 301 pathologists employed by the Company provide cancer-related diagnostic services in outpatient laboratories owned and operated by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 294 are board certified in anatomic and clinical pathology, and 140 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of cell abnormalities).

As of June 30, 2000, 23 Practices had contracts with a total of 162 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company. The Company also has 29 outpatient laboratories.

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

The Company has commenced its transition to becoming a fully integrated healthcare diagnostic information provider, which includes the Company's development of new ways to generate additional revenues through leveraging the Company's personnel, technology and resources. In addition to the Company's establishment of its Center for Advanced Diagnostics, the Company has taken the steps described in the following paragraphs in connection with such transition. Although the Company believes that such new endeavors are promising, there can be no assurance that they will be profitable.

As announced on July 19, 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes the Company's national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, all tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI are not expected to be material to the Company during 2000. The Company is working with GCI to develop procedures to comply with informed consent requirements and other regulation regarding the taking and processing of specimens from donors and related records. However, failure to comply with such regulations could result in adverse consequences including potential liability of the Company.

During the second quarter of 2000, the Company also formed a strategic alliance with Per-Se Technologies, Inc. ("Per-Se") to assist in the development and implementation of PathWay SolutionsTM, the Company's web-based business intelligence solution designed to provide utilization and outcome data to the Company's customers, referring physicians, hospitals, patients and payors. PathWay Solutions is designed to provide comparative, statistical and diagnostic information that can be used for disease management and awareness, utilization management and research capabilities. The Per-Se agreement will also provide the Company with the ability to aggregate its billing information through the submission of electronic claims and remittance advice processing to government and other third party payors through Per-Se's clearinghouse operation, Per-Se Exchange. The Company expects the relationship to expedite claims processing and assist in optimizing reimbursement and facilitating managed care contracting on a broader scale.

The Company derives its net revenue from the net revenue of the Practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic cancer-related anatomic pathology services. Reimbursement from government programs (principally Medicare and Medicaid) for these services represented approximately 21% of the Company's cash collections in the first six months of 2000 and 1999. The Company typically bills government programs, indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

o  Medicare and Medicaid reimbursements at annually established rates;
o  payments from managed care organizations at discounted fee-for-service rates;
o negotiated reimbursement rates with national clinical laboratories and other third party payors; and
o  other discounts and allowances.

In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. However, the Company is attempting to increase the number and geographic coverage of its contracts with national labs, which presently approximates 10% of net revenues. Since the majority of the Company's operating costs, principally the compensation of physicians and non-physician technical personnel, are relatively fixed, increases in volume enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of total net revenue.

Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, histology, microbiology and blood banking operations. For this role, the Company bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare and Medicaid patients, the pathologist is typically paid a Director's fee or "Part A" fee by the hospital. For the six months ended June 30, 2000, the Company recorded approximately $4.6 million of revenue from Director fees. Hospitals and third-party payors continue to increase pressure to reduce the payment of these clinical professional component charges and "Part A" fees, and in the future the Company may sustain substantial decreases in these payments.

Medicare currently calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which Medicare has been phasing in since 1992 and required to be fully implemented by 1997. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

In July 1999, the Health Care Financing Administration ("HCFA") announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice relative value units ("RVUs"), which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The Balanced Budget Act of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1998 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the November 2, 1999 final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change will commence January 1, 2001 in order to allow independent laboratories and hospitals sufficient time to negotiate arrangements. Where one of the Company's facilities is providing technical component for inpatient services, it will now be required to seek reimbursement directly from the hospital. The physician fee schedule conversion factor increased from $34.73 to $36.61 in 2000. HCFA made a preliminary announcement that the physician fee schedule conversion factor will increase from $36.61 to $37.27 in 2001.

Due to the implementation of the hospital outpatient prospective payment system ("PPS"), effective as of August 1, 2000, independent pathology laboratories will be required to adopt the Ambulatory Payment Classification ("APC") payment system. The APC's apply to Medicare reimbursement for the technical component ("TC") of anatomic pathology and cytology services provided to hospital outpatients. Medicare will no longer reimburse independent laboratories for the TC; and the Company's independent laboratories will have to look to the hospital for the TC payment on Medicare patients, rather than Medicare Part B. This change will require new billing arrangements be made with the hospitals which may result in an increase in the amount of time necessary for collections and reduction in the amounts paid. The actual change in revenue has not been determined due to current negotiations in progress with the hospitals. There can be no assurance that these changes will not have an adverse effect on the Company.

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

The impact of legislative changes on the Company's results of operations will depend upon several factors, including the mix of inpatient and outpatient pathology services furnished by the Company, the amount of the Company's Medicare business, and changes in conversion factors (budget neutrality adjustments) which are published in November of each year. Management continuously monitors changes in legislation impacting reimbursement.

In prior years, the Company has been able to mitigate the impact of reductions in Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite any offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments by Medicare, could have an effect on the Company's average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Changes in the results of operations between the three and six month periods ended June 30, 2000 and 1999 are due primarily to the various acquisitions which were consummated by the Company subsequent to June 30, 1999. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices. During the first six months of 2000, the Company acquired two anatomic pathology practices.

PERCENTAGE OF NET REVENUE

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                     Three Months Ended     Six Months Ended
                                                           June 30,             June 30,
                                                     ------------------    ------------------
                                                       2000       1999       2000       1999
                                                     -------    -------    -------    -------
NET REVENUES                                          100.0%     100.0%     100.0%     100.0%
                                                      ------     ------     ------     ------
OPERATING COSTS AND EXPENSES:
   Cost of services                                    46.5%      45.0%      47.2%      45.2%
   Selling, general and administrative expenses        16.2%      16.1%      15.9%      16.5%
   Provision for doubtful accounts                     11.3%      11.9%      10.8%      11.6%
   Amortization expense                                 5.1%       5.1%       5.3%       5.1%
   Asset impairment and related charges                 7.1%        --        3.7%        --
                                                      ------     ------     ------     ------
        Total operating costs and expenses             86.2%      78.1%      82.9%      78.4%
                                                      ------     ------     ------     ------

INCOME FROM OPERATIONS                                 13.8%      21.9%      17.1%      21.6%
                                                      ------     ------     ------     ------

   Interest expense and other, net                      4.6%       3.8%       4.8%       3.7%
                                                      ------     ------     ------     ------

INCOME BEFORE INCOME TAXES                              9.2%      18.1%      12.3%      17.9%

PROVISION FOR INCOME TAXES                              5.2%       7.8%       5.9%       7.7%
                                                      ------     ------     ------     ------

NET INCOME                                              4.0%      10.3%       6.4%      10.2%
                                                      ======     ======     ======     ======

Net Revenues

Net revenues increased by $34.1 million, or 31.7%, from $107.7 million for the six months ended June 30, 1999, to $141.8 million for the six months ended June 30, 2000. Same practice net revenues increased $12.5 million or 11.7% from $107.0 million for the six months ended June 30, 1999 to $119.5 million for the six months ended June 30, 2000. Same practice inpatient revenues increased $3.0 million and outpatient revenues increased $9.5 million. Approximately $2.7 million of the increase in same practice net revenue of $12.5 million was attributable to the increase in Medicare reimbursement, primarily in the outpatient area. For the six months ended June 30, 2000 the New York lab contributed approximately $2.1 million of the $12.5 million increase in same practice net revenue. The remaining increase of $21.6 million was from the operations of practices acquired after the January 1, 1999.

Net revenues increased by $18.3 million, or 33.0%, from $55.4 million for the three months ended June 30, 1999, to $73.7 million for the three months ended June 30, 2000. Same practice net revenues increased $8.0 million or 14.6% from $54.7 million for the three months ended June 30, 1999 to $62.7 million for the three months ended June 30, 2000. Same practice inpatient revenues increased $2.9 million and outpatient revenues increased $5.1 million. Approximately $1.4 million of the increase in same practice net revenue of $8.0 million was attributable to the increase in Medicare reimbursement, primarily in the outpatient area. For the three months ended June 30, 2000 the New York lab contributed approximately $1.2 million of the $8.0 million increase in same practice net revenue. The remaining increase of $10.3 million was from the operations of practices acquired after April 1, 1999.

During the six months ended June 30, 2000, approximately $14.2 million, or 10%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). On July 28, 2000, Quest served notice to the Company that, effective December 31, 2000, Quest intends to terminate its contract with the Company in South Florida. The Company believes that some portion of this work may be transferred by Quest to other practices owned by the Company and the Company is implementing a marketing strategy to retain and provide services directly to these customers in South Florida. Also, the Company is reassessing its relationship with Quest in San Antonio, Texas. Effective October 1, 2000, much of the Company's business in San Antonio will be moved by Quest to the Company's Dallas operations. The Company is planning to directly market its services to referring physicians previously served in the San Antonio area. Management is currently evaluating these changes and the related impact, if any, on the Company's financial position or results of operations. In addition, effective August 4, 2000, the Company entered into a new contract with LabCorp to provide pathology services from its New York facility. This contract is expected to generate annual net revenue in excess of $1.0 million. Although the Company has had these national lab contracts for a number of years, decisions by Quest and/or LabCorp to discontinue using the Company for pathology services, at any or all of its practices, could have a material adverse effect on the Company's financial position and results of operations.

In addition, approximately 16% of the Company's net revenue is derived from 27 hospitals operated by HCA-The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. The Company's contracts with HCA and other hospitals generally have remaining terms of less than five years and contain conditional renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the closure and/or sales, or termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

Included in net revenues for the six months ended June 30, 2000 are approximately $874,000 in revenues from the hospitals owned by the bankrupt Primary Health Systems ("PHS"). This represents a reduction of $505,000 in net revenues from the six months ended June 30, 1999, which reduction has been included as a decrease in same practice net revenues for the three and six month periods ended June 30, 2000. Annualized, the Company expects a reduction of revenue of approximately $2.0 million relating to the PHS bankruptcy. The Company has already implemented staff reductions to partially compensate for the loss of these revenues.

Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $18.3 million, or 37.7%, from $48.7 million for the six months ended June 30, 1999 to $67.0 million for the same period in 2000. Cost of services, as a percentage of net revenues, increased from 45.2% in the first six months of 1999 to 47.2% in 2000. The gross margin decreased from 54.8% in the first six months of 1999 to 52.8% in 2000. The decline is primarily attributable to: increased physician compensation; increase in lower margin national clinical lab business; the loss from operations of the Cleveland practice; and developmental activities and start-up costs at the New York lab and the Center for Advanced Diagnostics ("CAD").

Cost of services increased by $9.3 million, or 37.5%, from $24.9 million for the three months ended June 30, 1999 to $34.2 million for the same period in 2000. Cost of services, as a percentage of net revenues, increased from 45.0% for the three months ended June 30, 1999 to 46.5% in the comparable period of 2000. Gross margin decreased from 55.0% in the three months ended June 30, 1999 to 53.5% in 2000. The decline in gross margin is primarily attributable to the factors cited above.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 16.5% for the six months ended June 30, 1999 to 15.9% for the same period of 2000, as the Company continues to implement measures to better control these costs and continued to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations. In addition, the relocation of CAD to Orlando resulted in additional selling, general and administrative costs during the period.

For the six months ended June 30, 2000, approximately 40% of selling, general and administrative costs relate to billing and collection. Billing and collection costs increased 30% from the first six months of 1999 as payment under a number of billing contracts are a function of collected revenue, and the Company continues to invest in upgrading its billing and collection systems and processes. These investments are directed at improving cash collections, reducing bad debts, and aggregating billing information and utilization data. Selling, general and administrative expenses increased by $4.9 million, or 27.6%, from $17.7 million for the six months ended June 30, 1999 to $22.6 million for the comparable period of 2000. Of this increase, approximately $2.1 million was attributable to an increase in billing and collection costs and $1.3 million was attributable to the acquisitions the Company completed during the second half of 1999, including the New York lab. The remaining increase was due primarily to increased staffing levels in marketing, human resources, accounting and salary increases affected during the fourth quarter of 1999, and costs incurred to expand the Company's administrative support infrastructure and to enhance the Company's information systems support services. Marketing costs for the six months ended June 30, 2000 were $2.7 million as compared to $1.9 million in 1999, an increase of 36.3%, reflecting the Company's commitment to increase same practice net revenues. The increase includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company's penetration in the urology, gastroenterology and oncology markets. The Company's objective is to achieve annual same practice net revenue growth in excess of 10%, however, there can be no assurance that the Company will achieve this objective.

Selling, general and administrative expenses increased by $3.0 million, or 33.3%, from $8.9 million for the three months ended June 30, 1999 to $11.9 million for the comparable period of 2000. Of this increase, approximately $893,000 was attributable to the increase in billing and collection costs and approximately $900,000 attributable to the acquisitions the Company completed during the second half of 1999 and the New York lab. The remaining increase was due primarily to increased staffing levels in marketing, human resources and accounting and salary increases affected during the fourth quarter of 1999, and costs incurred to expand the Company's administrative support infrastructure. The Company also continues its transition to becoming a fully integrated healthcare diagnostic information company with the expansion of its information technology ("IT") organization. Five highly qualified personnel were added in the second quarter, including a Director of IT Operations, Database Administrator, NT Network Specialist, and two project managers. Four more positions expected to be filled in the third quarter include a senior web developer, a manager of production control, a director of application development, and another project manager. These positions are expected to annually add approximately $500,000 to selling, general and administrative costs in the future.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $2.8 million, or 22.6%, from $12.6 million for the six months ended June 30, 1999, to $15.4 million for the same period in 2000. The dollar increase is primarily due to the increase in net revenues. The provision for doubtful accounts as a percentage of net revenues was 11.6% and 10.8% for the six month periods ended June 30, 1999 and 2000, respectively. The decrease in the percentage of net revenue was primarily attributable to two factors. First, net revenue from national lab contracts and medical director fees increased from 11% in the first six months of 1999 to 13% for the comparable period of 2000. Typically, there are no bad debts associated with these revenues. Secondly, the Company's bad debt and collection initiatives are producing results. Net revenue from inpatient services as a percentage of net revenue was 57% in the first six months of 1999 and 2000. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

The provision for doubtful accounts increased by $1.7 million, or 26.3%, from $6.6 million for the three months ended June 30, 1999, to $8.3 million for the same period in 2000. The dollar increase is primarily due to the increase in net revenues. The provision for doubtful accounts as a percentage of net revenues was 11.9% and 11.3% for the three month periods ended June 30, 1999 and 2000, respectively.

Amortization Expense

Amortization expense increased by $1.9 million, or 35.1%, from $5.5 million for the six months ended June 30, 1999, to $7.4 million for the same period of 2000. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired after June 30, 1999, and payments made on the contingent notes, as well as a reduction in the weighted average amortization periods from 32 to 30 years. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

Amortization expense increased by $924,000, or 32.5%, from $2.8 million for the three months ended June 30, 1999, to $3.7 million for the same period of 2000.

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

Asset Impairment and Related Charges

As more fully described in Note 4 to the financial statements, the Company recorded a pre-tax noncash charge of approximately $4.7 million and related cash charges of approximately $545,000 in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. These charges, net of income tax, resulted in a reduction of net income for the three and six months ended June 30, 2000 of $3.9 million, or $0.18 per share.

Income from Operations and Net Income

Income from operations increased $837,000, or 3.6%, from $23.3 million for the first six months of 1999, to $24.1 million in the same period of 2000. As a percentage of net revenues, income from operations was 21.6% for the first six months of 1999 as compared to 17.1% for the comparable period of 2000, primarily as a result of the increase in cost of services and the asset impairment charge. Without the asset impairment charge, income from operations would have increased by $6.1 million, or 26.1% to $29.4 million, or 20.7% of net revenues.

Income from operations decreased $1.9 million, or 15.9%, from $12.1 million for the three months ended June 30, 1999, to $10.2 million in the same period of 2000. Without the asset impairment charge, income from operations would have increased by $3.3 million, or 27.4% to $15.4 million.

Net income for the first six months of 2000 was $9.1 million, a decrease of $1.9 million, or 17.2%, over the same period in 1999. Without the asset impairment charge, net income would have increased by $2.0 million, or 18.7% to $13.0 million. Diluted earnings per share for the first six months of 2000 decreased to $0.41 from $0.51 for the comparable period of 1999, based on 22.1 million and
21.6 million weighted average shares outstanding, respectively. Diluted earnings per share would have been $0.59 without the asset impairment charge.

Net income for the three months ended June 30, 2000 was $3.0 million, a decrease of $2.7, or 48.0%, over the same period in 1999. Without the asset impairment charge, net income would have increased by $1.2 million, or 21.1% to $6.9 million. Diluted earnings per share for the three months ended June 30, 2000 decreased to $0.13 from $0.26 for the comparable period of 1999, based on 22.1 million and 21.6 million weighted average shares outstanding, respectively. Diluted earnings per share would have been $0.31 without the asset impairment charge.

Interest Expense

Interest expense increased by $2.7 million, or 66.1%, from $4.0 million for the six months ended June 30, 1999, to $6.7 million for the same period in 2000. The majority of this increase was attributable to the higher average amount of debt outstanding during the first six months of 2000 as compared to the first six months of 1999. In the first six months of 1999, average indebtedness outstanding was $126.0 million, compared to average indebtedness of $167.5 million outstanding in the same period of 2000.

Interest expense increased by $1.3 million, or 61.5%, from $2.1 million for the three months ended June 30, 1999, to $3.4 million for the same period in 2000. The majority of this increase was attributable to the higher average amount of debt outstanding during the three months ended June 30, 2000. For the three months ended June 30, 1999, average indebtedness outstanding was $127.5 million, compared to average indebtedness of $168.7 million outstanding in the same period of 2000.

The Company's effective interest rate was 6.4% and 8.0% for the six month periods ended June 30, 1999 and 2000, respectively and 6.6% and 8.1% for the three month periods ended June 30, 1999 and 2000, respectively. The increase in rates reflects the renegotiation and increase in the Company's Credit Facility in the fourth quarter of 1999, which increased the borrowing rate 75 basis points, and the general rise in interest rates during the past two quarters, which affects the floating rate under the Credit Facility.

Provision for Income Taxes

The effective income tax rate was 48.1% for the six month period ended June 30, 2000, as compared to 43.0% for the six month period ended June 30, 1999. The increase in the effective tax rate relates to the non-deductibility of the goodwill written off in connection with the asset impairment charge. As a result of this non-deductibility, the income tax benefit associated with the charge was approximately $900,000 less than it would have been using the Company's normal effective tax rate. The Company's effective tax rate is higher than statutory rates due to the non-deductibility of the goodwill amortization related to a number of the Company's other acquisitions.

The effective income tax rate was 56.5% for the three month period ended June 30, 2000, as compared to 43.0% for the three month period ended June 30, 1999 due to the factors cited above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of approximately $36.8 million, an increase of $1.6 million from the working capital of $35.2 million at December 31, 1999. The increase in working capital was due primarily to an increase in net accounts receivable of $3.0 million offset by an increase in accounts payable and accrued expenses of $1.3 million.

For the six month periods ended June 30, 1999 and 2000, cash flows from operations were $19.1 million and $18.9 million, respectively. For the six months ended June 30, 2000, cash flow from operations and borrowings under the Company's Credit Facility were used to make contingent note payments of $16.1 million; and acquire $3.5 million of property and equipment, primarily for the build-out of the New York lab, laboratory equipment, and information systems as the Company continues to upgrade its billing and financial reporting systems.

Since the first quarter of 1996, the Company has completed the acquisition of 43 pathology practices. The Company is revisiting its acquisition strategy, particularly its pace of acquisitions, and will focus on fold-in acquisitions that will densify its operations in targeted markets and larger pedestal acquisitions. Further, notwithstanding opportunities to raise additional capital in the equity markets, should there be a resurgence of interest in healthcare stocks, the Company plans to utilize available cash flows to reduce its outstanding debt. Such changes in strategy should lessen the Company's demand for capital.

At June 30, 2000, the Company had $59.3 million available under its Credit Facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of June 30, 2000, $170.7 million was outstanding under the revolving loan with an annual effective interest rate of 7.95%.

In October 1998, the Company entered into two, two year, interest rate swap transactions. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. In anticipation of the expiration of these agreements, on May 15, 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk for details on these new swap agreements. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes. The Company is required by the terms of its Credit Facility to keep some form of interest rate protection in place.

On July 21, 2000, the Company amended its present Credit Facility, dated December 16, 1999. This amendment allows for the Company's compliance with certain computational covenants contained in the Credit Facility by excluding charges totaling approximately $5.2 million from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001. These charges relate to the impairment of assets and related charges at an acquired practice in Cleveland, Ohio. In addition, the amendment: (i) increases the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2002 and thereafter; (ii) requires that a minimum of 10% of the purchase price of future acquisitions in excess of $5 million be in the form of the Company's capital stock; (iii) and permits the Company to invest up to $3.0 million in Genomics Collaborative, Inc.. The amendment is not expected to have an adverse effect on the Company's operations or strategies. The amendment to the Company's Credit Facility was obtained to cure a potential default that otherwise would have likely occurred under the operating cash flow covenant of the Credit Facility as a result of the asset impairment charge. At June 30, 2000, the Company believes as a result of this amendment, that it is in compliance with the covenants of the Credit Facility.

The Company anticipates that cash flow from operations, together with funds available under the Credit Facility and cash on-hand, will be sufficient to meet its working capital requirements, finance any required capital expenditures and fund planned acquisitions for at least the next twelve months. With respect to the deployment of its long-term growth strategy, the Company may be required to seek additional financing through: increases in availability under the existing Credit Facility; negotiation of credit facilities with other banks; or public offerings or private placements of equity or debt securities. No assurances can be given that the Company will be able to increase availability under its existing Credit Facility, secure additional bank borrowings or complete additional debt or equity financing on terms favorable to the Company or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $170.7 million at June 30, 2000.

In October 1998, the Company entered into two, two year, interest rate swap transactions which involved the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company receives interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and pays interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. In anticipation of the expiration of these agreements, on May 15, 2000, the Company entered into three interest rate swaps transactions with an effective date of

October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. These agreements are indexed to 30 day LIBOR. The following table summarizes the terms of the swaps:

 Notional Amount(in millions)      Fixed Rate     Term in Months     Maturity
 ----------------------------      ----------     --------------     --------
             $45.0                   7.604%             24           10/07/02
             $30.0                   7.612%             36           10/06/03
             $30.0                   7.626%             48           10/05/04

The fixed rates do not include the credit spread which is currently 2.0%. The fixed rates under the new agreements are approximately 2.6% higher than the prior agreements reflecting the numerous interest rate increases by the Federal Reserve since October 1998 and the current interest rate environment. Beginning in October 2000, these higher fixed rates will increase the Company's annual interest cost by approximately $2.7 million. In addition, further tightening of interest rates by the Federal Reserve will increase the Company's interest cost on the outstanding balance of the Credit Facility not subject to interest rate protection. All of the Company's swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes. The Company is required by the terms of its Credit Facility to keep some form of interest rate protection in place.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. The majority of these relate to cytopathology services. These claims are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, if the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment of (and restriction on competition of) physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of Common Stock issued in the second quarter of 2000 or through the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 4, 2000. The matters voted on at the Annual Meeting and the tabulation of votes on such matters are as follows:

      (a)   Election of Class III Directors.

                                  Number                            Against or
              Name                Voting             For            Withheld
--------------------------  ----------------  ----------------  ----------------

Alan Levin, M.D.                  14,315,152        14,054,808           260,344
C. Arnold Renschler, M.D..        14,315,152        14,113,633           201,519

The remaining directors whose terms continue after the meeting were James C. New, E. Roe Stamps, IV, Thomas S. Roberts and Timothy M. Kilpatrick, M.D.


      (b) To ratify the reappointment of Deloitte & Touche LLP as the Company's independent public accountants.

The shareholders of the Company ratified the reappointment of Deloitte & Touche LLP as the Company's independent public accountants, by the following vote:

            For                     Against                 Abstentions
------------------------  ------------------------  ------------------------

        14,209,709                  87,755                   17,688


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.44 Amended And Restated Credit Agreement, Amendment No. 1, dated as of July 21, 2000, among AmeriPath, Inc., certain of its Subsidiaries, Fleet National Bank (f/k/a BankBoston, N.A.), and certain other lenders (incorporated by reference to the Company's Form 8-K filed on August 2, 2000)

            27.1       Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.



Date:  August 14, 2000                 By:  /s/  JAMES C. NEW
                                            -----------------
                                            James C. New
                                            Chairman, President and
                                            Chief Executive Officer

Date:  August 14, 2000                 By:  /s/  ROBERT P. WYNN
                                            -------------------
                                            Robert P. Wynn
                                            Executive Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            -----------

 27.1              Financial Data Schedule