Form 10-Q
period 2000-09-30
AMERIPATH INC
filed 2000-11-13
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                             Yes [X]  No [ ]

The registrant had 21,935,187 shares of common stock, $.01 par value, outstanding as of November 10, 2000.

                        AMERIPATH, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                    September 30, 2000 (Unaudited) and December 31, 1999                       3

                 Condensed Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)        4

                 Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 2000 and 1999 (Unaudited)                  5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)           6-11

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                          12-21

         Item 3. Quantitative and Qualitative Disclosures about Market Risk                   22

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                            22

         Item 2. Changes in Securities and Use of Proceeds                                    23

         Item 6. Exhibits and Reports on Form 8-K                                             23

SIGNATURES                                                                                    24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            September 30,    December 31,
                                     ASSETS                     2000             1999
                                                              --------         --------
                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                 $  1,342         $    620
    Accounts receivable, net                                    52,538           45,969
    Inventories                                                    468              482
    Other current assets                                         6,998            7,144
                                                              --------         --------
         Total current assets                                   61,346           54,215
                                                              --------         --------
PROPERTY AND EQUIPMENT, NET                                     17,418           14,129
                                                              --------         --------
OTHER ASSETS:
    Goodwill, net                                              169,258          142,767
    Identifiable intangibles, net                              241,279          235,668
    Other                                                        4,247            3,367
                                                              --------         --------
         Total other assets                                    414,784          381,802
                                                              --------         --------
TOTAL ASSETS                                                  $493,548         $450,146
                                                              ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                     $ 24,927         $ 18,508
    Current portion of long-term debt                              775              539
                                                              --------         --------
         Total current liabilities                              25,702           19,047
                                                              --------         --------
LONG-TERM LIABILITIES:
    Revolving loan                                             176,821          163,300
    Subordinated notes                                             111              777
    Deferred tax liability                                      68,835           62,980
                                                              --------         --------
         Total liabilities                                     271,469          246,104
                                                              --------         --------
STOCKHOLDERS' EQUITY:
    Common stock                                                   219              216
    Additional paid-in capital                                 154,256          152,187
    Retained earnings                                           67,604           51,639
                                                              --------         --------
         Total stockholders' equity                            222,079          204,042
                                                              --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $493,548         $450,146
                                                              ========         ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                   -----------------------     -----------------------
                                                      2000          1999          2000          1999
                                                   ---------     ---------     ---------     ---------
NET REVENUES                                       $  74,918     $  59,866     $ 216,776     $ 167,608
                                                   ---------     ---------     ---------     ---------
OPERATING COSTS AND EXPENSES:
   Cost of services                                   35,094        27,931       102,122        76,590
   Selling, general and administrative expenses       11,806         9,790        34,423        27,516
   Provision for doubtful accounts                     8,825         6,005        24,199        18,546
   Amortization expense                                3,887         3,317        11,357         8,846
   Asset impairment and related charges                   --            --         5,245            --
                                                   ---------     ---------     ---------     ---------
        Total operating costs and expenses            59,612        47,043       177,346       131,498
                                                   ---------     ---------     ---------     ---------
INCOME FROM OPERATIONS                                15,306        12,823        39,430        36,110
                                                   ---------     ---------     ---------     ---------
OTHER INCOME (EXPENSE):
   Interest expense                                   (3,488)       (2,528)      (10,198)       (6,568)
   Other, net                                             23            50           103            55
                                                   ---------     ---------     ---------     ---------
        Total other expense                           (3,465)       (2,478)      (10,095)       (6,513)
                                                   ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES                            11,841        10,345        29,335        29,597

PROVISION FOR INCOME TAXES                             4,959         4,448        13,370        12,726
                                                   ---------     ---------     ---------     ---------
NET INCOME                                         $   6,882     $   5,897     $  15,965     $  16,871
                                                   =========     =========     =========     =========
BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                 $    0.32     $    0.28     $    0.74     $    0.80
                                                   =========     =========     =========     =========
   Basic weighted average shares outstanding          21,702        21,431        21,630        21,200
                                                   =========     =========     =========     =========
DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share               $    0.31     $    0.27     $    0.72     $    0.78
                                                   =========     =========     =========     =========
   Diluted weighted average shares outstanding        22,517        22,034        22,240        21,742
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

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                 ---------------------
                                                                                   2000         1999
                                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 15,965     $ 16,871
   Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation                                                                    2,740        2,073
    Amortization                                                                   11,698        9,131
    Loss on disposal of assets                                                         19            3
    Asset impairment and related charges                                            5,245           --
    Deferred income taxes                                                          (2,650)      (3,500)
    Provision for doubtful accounts                                                24,199       18,546
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                             (28,933)     (21,144)
      Decrease in inventories                                                          14           78
      Decrease in other current assets                                                122        2,464
      Increase in other assets                                                       (137)        (865)
      Increase in accounts payable and accrued expenses                             2,115        4,053
                                                                                 --------     --------
               Net cash provided by operating activities                           30,397       27,710
                                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                          (5,862)      (5,619)
    Investment in Genomics Collaborative, Inc.                                     (1,000)          --
    Cash paid for acquisitions and acquisition costs, net of cash acquired        (15,165)     (43,100)
    Payments of contingent notes                                                  (21,486)     (15,807)
                                                                                 --------     --------
               Net cash used in investing activities                              (43,513)     (64,526)
                                                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                           817            7
    Debt issuance costs                                                               (70)          --
    Principal payments on long-term debt                                             (430)      (1,153)
    Net borrowings under revolving loan                                            13,521       42,392
                                                                                 --------     --------
               Net cash provided by financing activities                           13,838       41,246
                                                                                 --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 722        4,430
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        620          458
                                                                                 --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  1,342     $  4,888
                                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                                     $ 10,163     $  6,667
    Income taxes                                                                 $ 18,046     $ 13,452

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes. Upon adoption of SFAS 133 in the first fiscal quarter of 2001, these activities will be recognized on the Consolidated Balance Sheet. The Company anticipates that adoption of SFAS 133 will not have a material effect on the Company's earnings.

NOTE 2 - ACQUISITIONS

During the third quarter, the Company acquired four anatomic pathology practices. Effective July 1, 2000, the Company acquired a practice in Orange Park, Florida, which was merged into its Jacksonville, Florida practice. Effective August 1, 2000, the Company acquired a practice in Winter Park, Florida, which was merged into its Center for Advanced Diagnostics. Effective September 1, 2000, the Company acquired two practices in Texas, one located in Arlington, Texas, and the other located in Sherman, Texas. Both of these practices were merged into the Company's practice in Dallas, Texas.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accompanying financial statements include the results of operations of the Company's 2000 and 1999 acquisitions from the date acquired through September 30, 2000 and 1999, respectively. The allocation of the purchase price of some of the 1999 and 2000 acquisitions are preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains such final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the nine months ended September 30, 2000 and 1999, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1999. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the nine months ended September 30, 2000 and 1999 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. These amounts are in thousands, except per share amounts.

                                              Pro Forma (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                               2000          1999
                                            ----------    ----------
       Net revenues                         $  222,914    $  198,833
                                            ==========    ==========
       Net income                           $   16,660    $   19,864
                                            ==========    ==========
       Diluted earnings per common share    $     0.74    $     0.88
                                            ==========    ==========

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                             September 30, 2000
                                                            Amortization Periods
                                                                  (Years)
                                                            --------------------
                               September 30,  December 31,             Weighted
                                   2000          1999        Range      Average
                                 ---------     ---------    -------    ---------
Hospital contracts               $ 200,192     $ 191,524    25-40           32.8
Physician client lists              58,516        54,558    10-30           20.9
Laboratory contracts                 7,317         7,317       10           10.0
Management service agreement         2,483         2,478       25           25.0
                                 ---------     ---------    -------    ---------
                                   268,508       255,877
Accumulated amortization           (27,229)      (20,209)
                                 ---------     ---------
Identifiable intangibles, net    $ 241,279     $ 235,668
                                 =========     =========

Goodwill                         $ 183,737     $ 153,128    10-35           31.0
Accumulated amortization           (14,479)      (10,361)
                                 ---------     ---------
Goodwill, net                    $ 169,258     $ 142,767
                                 =========     =========

The weighted average amortization period for identifiable intangible assets and goodwill is 30.1 years.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - ASSET IMPAIRMENT AND RELATED CHARGES

During the second quarter ended June 30, 2000, the Company recorded a pre-tax noncash charge of approximately $4.7 million, and related cash charges of approximately $545,000, in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. The Company had provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The Company's contracts with these two hospitals and the ambulatory care facility were not accepted by the purchasers, who have elected to employ their own pathologists. One hospital has not been sold and continues to do business with the Company. As a result, the Company determined, using the discounted cash flow method, that the intangible assets, including goodwill, had no remaining fair value. Therefore, the Company wrote off the unamortized intangible asset balance. In addition, the Company recorded approximately $545,000 of related charges for potentially uncollectible accounts receivable, employee termination costs and legal fees. These charges, net of income tax, resulted in a reduction of net income for the nine months ended September 30, 2000 of $3.9 million, or $0.18 per share.

NOTE 5 - MARKETABLE SECURITIES

The Company accounts for investments in certain debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Debt and Equity Securities". Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.

Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Declines in the market value of available-for-sale securities deemed to be other than temporary result in charges to current earnings and establishment of a new cost basis. At September 30, 2000, the Company's marketable securities consisted principally of a $1.0 million investment in 333,333 shares of Series D Preferred Stock, par value $0.01, of Genomics Collaborative, Inc. These marketable securities are classified as other assets on the Company's balance sheet. The Company has classified all of its marketable securities as available-for-sale. At September 30, 2000, there were no unrealized gains or losses.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Liability Insurance -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier and the Company is currently in a dispute with its former insurance carrier on an issue related to the applicability of surplus insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute will not have a material adverse effect on the Company's financial position or results of operations.

Healthcare Regulatory Environment and Reliance on Government Programs -- The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company's services under these programs could have a material

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adverse effect on the Company's financial position and results of operations. The Company's operations are continuously subject to review and inspection by regulatory authorities.

Internal Revenue Service Examination -- The Internal Revenue Service ("IRS") conducted an examination of the Company's federal income tax returns for the tax years ended December 31, 1996 and 1997 and concluded that no changes to the tax reported needed to be made. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance in any other years, it could have a material adverse effect on the Company's financial position and results of operations.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental information presents the non-cash impact on the balance sheets of assets acquired and liabilities assumed in connection with the acquisitions consummated by the Company. The non-cash effect of these investing activities for acquisitions consummated during the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                Nine Months Ended
                                                  September 30,
                                              ---------------------
                                                2000         1999
                                              --------     --------
Assets acquired                               $ 27,303     $ 64,840
Liabilities assumed                             (9,242)     (17,484)
Common Stock issued                             (1,255)      (3,014)
                                              --------     --------
Cash paid                                       16,806       44,342
Less cash acquired                              (1,129)      (1,517)
                                              --------     --------
   Net cash paid for acquisitions               15,677       42,825
Costs or (accruals) related to completed
   and pending acquisitions                       (512)         275
                                              --------     --------
Cash paid for acquisitions and acquisition
   costs, net of cash acquired                $ 15,165     $ 43,100
                                              ========     ========

NOTE 8 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as shares issuable upon the exercise of stock options, is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options that were outstanding at various times during the respective periods presented. The dilutive effects of stock options are calculated using the treasury stock method.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                  Three Months Ended    Nine Months Ended
                                                     September 30,        September 30,
                                                  ------------------    ------------------
                                                   2000       1999       2000       1999
                                                  -------    -------    -------    -------
Earnings Per Common Share:
   Net income                                     $ 6,882    $ 5,897    $15,965    $16,871
                                                  =======    =======    =======    =======
   Basic earnings per common share                $  0.32    $  0.28    $  0.74    $  0.80
                                                  =======    =======    =======    =======
   Diluted earnings per common share              $  0.31    $  0.27    $  0.72    $  0.78
                                                  =======    =======    =======    =======
   Basic weighted average shares outstanding       21,702     21,431     21,630     21,200
   Effect of dilutive stock options                   815        603        610        542
                                                  -------    -------    -------    -------
   Diluted weighted average shares outstanding     22,517     22,034     22,240     21,742
                                                  =======    =======    =======    =======

Certain stock options outstanding as of September 30, 2000 were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Such excluded options totaled 545,100 at a weighted average exercise price per share of $12.35 for the nine months ended September 30, 2000, 281,300 at a weighted average exercise price per share of $14.55 for the three months ended September 30, 2000, 617,300 at a weighted average exercise price per share of $12.15 for the nine months ended September 30, 1999, and 592,300 at a weighted average exercise price per share of $12.27 for the three months ended September 30, 1999.

NOTE 9 - LONG TERM DEBT

On July 21, 2000, the Company amended its Credit Facility, dated December 16, 1999. This amendment allowed for the Company to be in compliance with the Credit Facility by excluding noncash charges totaling approximately $5.2 million from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001. These charges relate to the impairment of assets and related charges at an acquired practice in Cleveland, Ohio as more fully discussed in Note 4 to the financial statements. The amendment was obtained to cure a potential default that otherwise would likely have occurred under the operating cash flow covenant contained in the Credit Facility. In addition, the amendment: (i) increased the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2002 and thereafter; (ii) requires that a minimum of 10% of the purchase price of future acquisitions greater than $5 million be in the form of the Company's capital stock, and (iii) allowed for an investment of up to $3 million in Genomics Collaborative, Inc. The amendment is not expected to have an adverse effect on the Company's operations or strategies.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company paid approximately $1.6 million on contingent notes issued in connection with previous acquisitions.

On November 7, 2000, the Company announced its plan to acquire Pathology Consultants of America, Inc. (d/b/a Inform DX ("Inform DX")). Inform DX, based in Nashville, TN, operates 12 anatomic pathology laboratories and provides services in 43 hospitals in 10 states. Five of the pathology practices are owned practices, similar to the Company's typical practice ownership structure, and the remaining seven practices are managed under long-term management services agreements with fee arrangements ranging from 15% to 29% of the practice's operating profit. Inform DX (including its laboratories and owned and managed practices) has approximately 400 employees, including 88 board-certified pathologists, of which 22 are board certified in the subspecialty of dermatopathology.

                        AMERIPATH, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has entered into a definitive agreement, subject to certain pre-closing conditions, to acquire Inform DX. In the acquisition, the Company will issue, subject to certain downward adjustments, up to 2.7 million shares of common stock in exchange for all the outstanding common stock and warrants of Inform DX, and in addition, the Company will assume certain obligations to issue shares of common stock pursuant to outstanding options under Inform DX stock option plans. The combined company will have additional debt of approximately $12 million. The transaction will be accounted for as a pooling of interests and is scheduled to close by the end of the year.

In a pooling of interest transaction, merger-related costs and restructuring charges are recorded in the quarter in which the costs are incurred. The Company expects to record approximately $12 million of such transaction costs and charges during the fourth quarter of 2000. These costs include changing Inform DX's method of estimating reserves for contractual adjustments and bad debts to conform to the Company's methodology, investment banking fees, legal and accounting fees and expenses, payments triggered by a change in control and other restructuring costs.

This transaction, if consummated, is expected to result in a dilution to the Company's fourth quarter earnings per share, excluding non-recurring costs, of approximately $0.03 to $0.05, and for the first six months of 2001 by approximately $0.01 to $0.03. The acquisition, however, is anticipated to be accretive for the entire year of 2001 and 2002.

The definitive agreement to acquire Inform DX is subject to numerous significant pre-closing conditions, including a Hart-Scott-Rodino filing (and clearance), the receipt of waivers and or amendments from the Company's credit facility lending group, Inform DX shareholder approval, compliance with registration exemption requirements under the federal securities laws and other conditions, many of which are beyond the control of the Company. There can be no assurance that such conditions will be satisfied, or that the merger and related transactions contemplated by the definitive agreement will be consummated.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 1999), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition and changes in competitive factors; the extent of success of the Company's operating initiatives and growth strategies (including without limitation, the Company's continuing efforts to (i) achieve continuing improvements in performance of its current operations, by reason of various synergies, marketing efforts, revenue growth, cost savings or otherwise, (ii) transition into becoming a fully integrated healthcare diagnostic information provider, including the Company's efforts to develop, and the Company's investment in, new products, services, technologies and related alliances, such as the alliance with Genomics Collaborative, Inc. and Per-Se Technologies, Inc.,
(iii) acquire or develop additional pathology practices (as further described below), and (iv) develop and expand its managed care and national clinical lab contracts); federal and state healthcare regulation (and compliance); reimbursement rates under government-sponsored and third party healthcare programs and the payments received under such programs; changes in coding; changes in technology; dependence upon pathologists and contracts; the ability to attract, motivate, and retain pathologists; labor and technology costs; marketing and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; the successful completion and integration of acquisitions (and achievement of planned or expected synergies); access to sufficient amounts of capital on satisfactory terms; and tax laws. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation, execution and consummation of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with state, local and federal healthcare and/or other laws and regulations in each targeted market (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants. Past performance is not necessarily indicative of future results.

OVERVIEW

The Company is the largest physician and laboratory company focused on providing anatomic pathology cancer diagnostic and healthcare information services. Since the first quarter of 1996, the Company has completed the acquisition of 47 pathology practices. The Company is revisiting its acquisition strategy, particularly its pace of acquisitions, and will focus on fold-in acquisitions that will densify its operations in strategically targeted markets and larger pedestal acquisitions. The 314 pathologists employed by the

Company provide cancer-related diagnostic services in outpatient laboratories owned and operated by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, approximately 309 are board certified in anatomic and clinical pathology, and 137 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of cell abnormalities).

As of September 30, 2000, 23 practices had contracts with a total of 165 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships. The Company also has 29 licensed outpatient laboratories.

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

As announced on July 19, 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes the Company's national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, all tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI are not expected to be material to the Company's operations during 2000. The Company is working with GCI to develop procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. However, failure to comply with such regulations could result in adverse consequences including potential liability of the Company. On September 15, 2000, the Company made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01.

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

The Company derives its net revenue from the services provided by the practices it owns or manages. The majority of services furnished by the Company's pathologists are diagnostic cancer-related anatomic pathology services. Reimbursement from government programs (principally Medicare and Medicaid) for these services represented approximately 20% and 21% of the Company's cash collections in the first nine months of 2000 and 1999, respectively. The Company typically bills government programs, indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients on a fee-for-service basis. Net revenue differs from amounts billed for services due to:

o        Medicare and Medicaid reimbursements at annually established rates;
o payments from managed care organizations at discounted fee-for-service rates;
o negotiated reimbursement rates with national clinical laboratories and other third party payors; and
o        other discounts and allowances.

In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. However, the Company is attempting to increase the number and geographic coverage of its contracts with national labs, which presently approximates 10% of net revenues. Since the majority of the Company's operating costs, principally the compensation of physicians and non-physician technical personnel, are relatively fixed, increases in volume from contracts with national labs enhance the Company's profitability. Historically, net revenue from capitated contracts has represented an insignificant amount of total net revenue.

Virtually all of the Company's net revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require the Company to borrow funds to meet its current obligations or may otherwise have a material adverse effect on the Company's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, histology, microbiology and blood banking operations. For this role, the Company bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare and Medicaid patients, the pathologist is typically paid a Director's fee or "Part A" fee by the hospital. For the nine months ended September 30, 2000, the Company recorded approximately $6.9 million of revenue from Director's fees. Hospitals and third-party payors continue to increase pressure to reduce the payment of these clinical professional component charges and "Part A" fees, and in the future the Company may sustain substantial decreases in these payments.

Medicare calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which Medicare began phasing in since 1992 and had fully implemented by 1997. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by the Company.

In July 1999, the Health Care Financing Administration ("HCFA") announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice relative value units ("RVUs"), which should not significantly change reimbursement; and (b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The Balanced Budget Act of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1998 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the November 2, 1999 final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. On August 10, 2000, the Final Update to the 2000 Medicare Physician Fee Schedule Database was published by HFCA. The changes included increases to various codes including CPT code 88305. Increases vary by region and averaged 5.68%.

In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change will commence January 1, 2001 in order to allow independent laboratories and hospitals sufficient time to negotiate arrangements. Where one of the Company's facilities is providing technical component for inpatient services, it will now be required to seek reimbursement directly from the hospital. Current language in the Ways & Means BBA relief bill would "grandfather" in hospital-lab arrangements in effect as of July 22, 1999 as long as the lab was submitting TC claims to the Medicare carrier as of July 22, 1999. The physician fee schedule conversion factor increased from $34.73 to $36.61 in 2000. HCFA made a preliminary announcement that the physician fee schedule conversion factor will increase from $36.61 to $37.27 in 2001.

Due to the implementation of the hospital outpatient prospective payment system ("PPS"), effective as of January 1, 2001, independent pathology laboratories will be required to adopt the Ambulatory Payment Classification ("APC") payment system. The APC's apply to Medicare reimbursement for the technical component ("TC") of anatomic pathology and cytology services provided to hospital outpatients. Medicare will no longer reimburse independent laboratories for the TC; and the Company's independent laboratories will have to look to the hospital for the TC payment on Medicare patients, rather than Medicare Part B. This change will require new billing arrangements be made with the hospitals which may result in an increase in the amount of time necessary for collections and reduction in the amounts paid. The actual change in revenue has not been determined due to current negotiations in progress with the hospitals. There can be no assurance that these changes will not have an adverse effect on the Company.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Changes in the results of operations between the three and nine month periods ended September 30, 2000 and 1999 are due primarily to the various acquisitions which were consummated by the Company subsequent to September 30, 1999. References to "same practice" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices. During the first nine months of 2000, the Company acquired six anatomic pathology practices.

PERCENTAGE OF NET REVENUE

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                  Three Months Ended   Nine Months Ended
                                                      September 30,      September 30,
                                                   -----------------   -----------------
                                                     2000      1999      2000     1999
                                                   -------   -------   -------   -------
NET REVENUES                                         100.0%    100.0%    100.0%    100.0%
                                                   -------   -------   -------   -------
OPERATING COSTS AND EXPENSES:
   Cost of services                                   46.8%     46.7%     47.1%     45.7%
   Selling, general and administrative expenses       15.8%     16.4%     15.9%     16.4%
   Provision for doubtful accounts                    11.8%     10.0%     11.2%     11.1%
   Amortization expense                                5.2%      5.5%      5.2%      5.3%
   Asset impairment and related charges               --        --         2.4%     --
                                                   -------   -------   -------   -------
        Total operating costs and expenses            79.6%     78.6%     81.8%     78.5%
                                                   -------   -------   -------   -------
INCOME FROM OPERATIONS                                20.4%     21.4%     18.2%     21.5%
                                                   -------   -------   -------   -------
   Interest expense and other, net                     4.6%      4.1%      4.6%      3.8%
                                                   -------   -------   -------   -------
INCOME BEFORE INCOME TAXES                            15.8%     17.3%     13.6%     17.7%
                                                   -------   -------   -------   -------
PROVISION FOR INCOME TAXES                             6.6%      7.4%      6.2%      7.6%
                                                   -------   -------   -------   -------
NET INCOME                                             9.2%      9.9%      7.4%     10.1%
                                                   =======   =======   =======   =======

Net Revenues

Net revenues increased by $15.0 million, or 25.1%, from $59.9 million for the three months ended September 30, 1999, to $74.9 million for the three months ended September 30, 2000. Same practice net revenues increased $8.2 million or 14.1% from $57.9 million for the three months ended September 30, 1999 to $66.1 million for the three months ended September 30, 2000, including $2.4 million related to the increase in Medicare reimbursement. The increase in Medicare reimbursement includes an estimate of a retroactive reimbursement as the result of HCFA's correction of certain 2000 technical component expense RVUs. Inpatient revenues increased $2.4 million and outpatient revenues increased $5.8 million. The increase in inpatient revenue was principally due to higher surgical volumes and clinical revenues, particularly in Texas and Florida. Outpatient revenue increased in almost all dermatopathology practices, especially in Texas, Florida, Pennsylvania, and the de novo operation in New York. On a same practice comparison, national clinical lab business increased 21%, or $1.1 million, in the third quarter 2000 from the same period in 1999. Expanded contracts in Texas, New York, and Pennsylvania contributed to these increases.

Net revenues increased by $49.2 million, or 29.3%, from $167.6 million for the nine months ended September 30, 1999, to $216.8 million for the nine months ended September 30, 2000. Same practice net revenues increased $21.3 million or 13.3% from $160.4 million for the nine months ended September 30, 1999 to $181.7 million for the nine months ended September 30, 2000. Same practice inpatient revenues increased $5.8 million and outpatient revenues increased $15.5 million. Approximately $5.0 million of the increase in same practice net revenue of $21.3 million was attributable to the increase in Medicare reimbursement, primarily in the outpatient area. For the nine months ended September 30, 2000 the New York lab contributed approximately $3.0 million of the $21.3 million increase in same practice net revenue. The remaining increase of $27.9 million was from the operations of practices acquired after the January 1, 1999.

During the nine months ended September 30, 2000, approximately $21.9 million, or 10%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). On July 28, 2000, Quest served notice to the Company that, effective December 31, 2000, Quest intends to terminate its contract with the Company in South Florida. The Company believes that some portion of this work may be transferred by Quest to other practices owned by the Company and the Company is implementing a marketing strategy to retain and provide services directly to these customers in South Florida. The Company is currently assessing the possible intangible asset impairment that may occur due to the loss of this contract. If impairment were to occur, the maximum non-cash charge would be approximately $3.4 million. Also, the Company is reassessing its relationship with Quest in San Antonio, Texas. Effective October 1, 2000, much of the Company's business in San Antonio was moved by Quest to the Company's Dallas operations. The Company is directly marketing its services to referring physicians previously served in the San Antonio area. There is no identifiable intangible asset associated with this contract, therefore, there is no issue of impairment related to the loss of this contract. Management is currently evaluating these changes and the related impact, if any, on the Company's financial position or results of operations. In addition, effective August 4, 2000, the Company entered into a new contract with LabCorp to provide pathology services from its New York facility. This contract is expected to generate annual net revenue in excess of $1.0 million. Although the Company has had these national lab contracts for a number of years, decisions by Quest and/or LabCorp to discontinue using the Company for pathology services, at any or all of its practices, could have a material adverse effect on the Company's financial position and results of operations.

In addition, approximately 15% of the Company's net revenue is derived from 29 hospitals operated by HCA-The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. The Company's contracts with HCA and other hospitals generally have remaining terms of less than five years and contain conditional renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the closure and/or sales, or termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

Included in net revenues for the nine months ended September 30, 2000 are approximately $874,000 in revenues from the hospitals owned by the bankrupt Primary Health Systems ("PHS"). This represents a reduction of $953,000 in net revenues from the nine months ended September 30, 1999, which reduction has been included as a decrease in same practice net revenues for the nine month period ended September 30, 2000. Annualized, the Company expects a reduction of revenue of approximately $2.0 million relating to the PHS bankruptcy. The Company has already implemented staff reductions to partially compensate for the loss of these revenues.

Cost of Services

Cost of services increased by $7.2 million, or 25.6%, from $27.9 million for the three months ended September 30, 1999 to $35.1 million for the same period in 2000. Cost of services, as a percentage of net revenues, increased slightly from 46.7% for the three months ended September 30, 1999 to 46.8% in the comparable period of 2000. Gross margin decreased from 53.3% in the three months ended September 30, 1999 to 53.2% in 2000. The decline is primarily attributable to: increased physician compensation; increase in lower margin national clinical lab business; the loss from operations of the Cleveland practice;

and developmental activities and start-up costs at the New York lab and the Center for Advanced Diagnostics ("CAD").

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $25.5 million, or 33.3%, from $76.6 million for the nine months ended September 30, 1999 to $102.1 million for the same period in 2000. Cost of services, as a percentage of net revenues, increased from 45.7% in the first nine months of 1999 to 47.1% in 2000. The gross margin decreased from 54.3% in the first nine months of 1999 to 52.9% in 2000. The decline in gross margin is primarily attributable to the factors cited above.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 16.4% for the nine months ended September 30, 1999 to 15.9% for the same period of 2000, as the Company continues to implement measures to better control these costs and continued to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations. In addition, the relocation of CAD to Orlando resulted in additional selling, general and administrative costs during the period.

Selling, general and administrative expenses increased by $2.0 million, or 20.6%, from $9.8 million for the three months ended September 30, 1999 to $11.8 million for the comparable period of 2000. Of this increase, approximately $755,000 was attributable to the increase in billing and collection costs and approximately $200,000 attributable to the acquisitions the Company completed after September 30, 1999 and the New York lab. The remaining increase was due primarily to increased staffing levels in marketing, human resources and accounting and salary increases affected during the fourth quarter of 1999, and costs incurred to expand the Company's administrative support infrastructure. The Company continues its transition to becoming a fully integrated healthcare diagnostic information company with the expansion of its information technology ("IT") organization. Four highly qualified personnel were added in the third quarter of 2000, including an Infrastructure Project Manager, NT Operating System Analyst, Production Control Manager, and a Director of Applications Development. These positions are expected to annually add approximately $500,000 to selling, general and administrative costs in the future.

For the nine months ended September 30, 2000, approximately 41% of selling, general and administrative costs relate to billing and collection. Billing and collection costs increased 26% from the first nine months of 1999 as payment under a number of billing contracts are a function of collected revenue, and the Company continues to invest in upgrading its billing and collection systems and processes. These investments are directed at improving cash collections, reducing bad debts, and aggregating billing information and utilization data. Selling, general and administrative expenses increased by $6.9 million, or 25.1%, from $27.5 million for the nine months ended September 30, 1999 to $34.4 million for the comparable period of 2000. Of this increase, approximately $2.9 million was attributable to an increase in billing and collection costs and $750,000 was attributable to the acquisitions the Company completed after September 30, 1999, and the New York lab. The remaining increase was due primarily to increased staffing levels in marketing, human resources, accounting and salary increases affected during the fourth quarter of 1999, and costs incurred to expand the Company's administrative support infrastructure and to enhance the Company's information systems support services. Marketing costs for the nine months ended September 30, 2000 were $4.0 million as compared to $2.9 million in 1999, an increase of 39.1%, reflecting the Company's commitment to increase same practice net revenues. The increase includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company's penetration in the urology, gastroenterology and oncology markets. The Company's objective is to achieve annual same practice net revenue growth in excess of 10%, however, there can be no assurance that the Company will achieve this objective.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $2.8 million, or 47.0%, from $6.0 million for the three months ended September 30, 1999, to $8.8 million for the same period in 2000. The provision for doubtful accounts as a percentage of net revenues was 10.0% and 11.8% for the three month periods ended September 30, 1999 and 2000, respectively. This increase was principally driven by price increases in clinical professional component billing implemented earlier in the year. The increase in the percentage was also impacted by the amount of revenues from national lab contracts and Part A, medical director's fees, which are not susceptible to bad debt.

The provision for doubtful accounts increased by $5.7 million, or 30.5%, from $18.5 million for the nine months ended September 30, 1999, to $24.2 million for the same period in 2000. The provision for doubtful accounts as a percentage of net revenues was 11.1% and 11.2% for the nine month periods ended September 30, 1999 and 2000, respectively. The dollar increase is primarily due to the increase in net revenues and to the factors cited above.

Amortization Expense

Amortization expense increased by $570,000, or 17.2%, from $3.3 million for the three months ended September 30, 1999, to $3.9 million for the same period of 2000.

Amortization expense increased by $2.5 million, or 28.4%, from $8.8 million for the nine months ended September 30, 1999, to $11.3 million for the same period of 2000. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired after September 30, 1999, and payments made on the contingent notes, as well as a reduction in the weighted average amortization periods from 31 to 30 years. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

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

Asset Impairment and Related Charges

As more fully described in Note 4 to the financial statements, the Company recorded a pre-tax noncash charge of approximately $4.7 million and related cash charges of approximately $545,000 in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. These charges, net of income tax, resulted in a reduction of net income for the nine months ended September 30, 2000 of $3.9 million, or $0.18 per share.

Income from Operations and Net Income

Income from operations increased $2.5 million, or 19.4%, from $12.8 million for the three months ended September 30, 1999, to $15.3 million in the same period of 2000.

Income from operations increased $3.3 million, or 9.2%, from $36.1 million for the first nine months of 1999, to $39.4 million in the same period of 2000. As a percentage of net revenues, income from operations was 21.5% for the first nine months of 1999 as compared to 18.2% for the comparable period of 2000, primarily as a result of the increase in cost of services and the asset impairment charge. Without the asset impairment charge, income from operations would have increased by $8.6 million, or 23.7% to $44.7 million.

Net income for the three months ended September 30, 2000 was $6.9 million, an increase of $985,000, or 16.7%, over the same period in 1999. Diluted earnings per share for the three months ended September 30, 2000 increased to $0.31 from $0.27 for the comparable period of 1999, based on 22.5 million and 22.0 million weighted average shares outstanding, respectively.

Net income for the first nine months of 2000 was $16.0 million, a decrease of $906,000, or 5.4%, over the same period in 1999. Without the asset impairment charge, net income would have increased by $3.0 million, or 18.0% to $19.9 million. Diluted earnings per share for the first nine months of 2000 decreased to $0.72 from $0.78 for the comparable period of 1999, based on 22.2 million and
21.7 million weighted average shares outstanding, respectively. Diluted earnings per share would have been $0.90 without the asset impairment charge.

Interest Expense

Interest expense increased by $960,000, or 37.9%, from $2.5 million for the three months ended September 30, 1999, to $3.5 million for the same period in 2000. The majority of this increase was attributable to the higher average amount of debt outstanding during the three months ended September 30, 2000. For the three months ended September 30, 1999, average indebtedness outstanding was $145.2 million, compared to average indebtedness of $170.2 million outstanding in the same period of 2000.

Interest expense increased by $3.6 million, or 55.3%, from $6.6 million for the nine months ended September 30, 1999, to $10.2 million for the same period in 2000. The majority of this increase was attributable to the higher average amount of debt outstanding during the first nine months of 2000 as compared to the first nine months of 1999. In the first nine months of 1999, average indebtedness outstanding was $133.3 million, compared to average indebtedness of $168.2 million outstanding in the same period of 2000.

The Company's effective interest rate was 7.0% and 8.2% for the three month periods ended September 30, 1999 and 2000, respectively, and 6.6% and 8.1% for the nine month periods ended September 30, 1999 and 2000, respectively. The increase in rates reflects the renegotiation and increase in the Company's Credit Facility in the fourth quarter of 1999, which increased the borrowing rate 75 basis points, and the general rise in interest rates during the past two quarters, which affects the floating rate under the Credit Facility.

Provision for Income Taxes

The effective income tax rate was 41.9% for the three month period ended September 30, 2000, as compared to 43.0% for the three month period ended September 30, 1999. This reduction was partially due to the Company's initiative to restructure certain practices to save state income taxes and the tax deductibility of stock options exercised during 2000. The Company's effective tax rate is higher than statutory rates due to the non-deductibility of the goodwill amortization related to a number of the Company's other acquisitions.

The effective income tax rate was 45.6% for the nine month period ended September 30, 2000, as compared to 43.0% for the nine month period ended September 30, 1999. The increase in the effective tax rate relates to the non-deductibility of the goodwill written off in connection with the asset impairment charge. As a result of this non-deductibility, the income tax benefit associated with the charge was approximately $900,000 less than it would have been using the Company's normal effective tax rate. This was partially offset by the Company's initiative to restructure certain practices to save state taxes and the tax deductibility of stock options exercised during 2000. Excluding the second quarter asset impairment charge, the Company anticipates its effective tax rate for the year to be 42.5%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of approximately $35.6 million, an increase of $400,000 from the working capital of $35.2 million at December 31, 1999. The increase in working capital was due primarily to increases in net accounts receivable of $6.6 million and cash and cash equivalents of $700,000 offset by an increase in accounts payable and accrued expenses of $6.7 million.

For the nine month periods ended September 30, 1999 and 2000, cash flows from operations were $27.7 million, 17% of net revenue, and $30.4 million, 14% of net revenue, respectively. Cash flows per share increased from $1.27 per share for the nine months ended September 30, 1999 to $1.37 per share for same period of 2000. For the nine months ended September 30, 2000, cash flow from operations and borrowings under the Company's Credit Facility were used to make contingent note payments of $21.5 million; and acquire $5.9 million of property and equipment, primarily for the build-out of the New York lab, laboratory equipment, and information systems as the Company continues to upgrade its billing and financial reporting systems and to make a $1.0 million investment in GCI.

On September 15, 2000, the Company made a $1.0 million investment in GCI receiving 333,333 shares of Series D Preferred Stock, par value $0.01.

Since the first quarter of 1996, the Company has completed the acquisition of 47 pathology practices. The Company is revisiting its acquisition strategy, particularly its pace of acquisitions, and will focus on fold-in acquisitions that will densify its operations in strategically targeted markets and larger pedestal acquisitions. As more fully described in Note 10 to the financial statements, on November 7, 2000, the Company entered into a definitive agreement, subject to certain closing conditions, to acquire Pathology Consultants of America, Inc. (d/b/a Inform DX). Further, notwithstanding opportunities to raise additional capital in the equity markets, should there be a resurgence of interest in healthcare stocks, the Company plans to utilize available cash flows to reduce its outstanding debt. Such changes in strategy should lessen the Company's demand for capital.

At September 30, 2000, the Company had $53.2 million available under its Credit Facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of September 30, 2000, $176.8 million was outstanding under the revolving loan with an annual effective interest rate of 8.04%.

In October 1998, the Company entered into two, two year, interest rate swap transactions. The agreements are with notional amounts of $75 million and $30 million. Under the $75 and $30 million agreements, the Company received interest on the notional amounts if the 30 day LIBOR exceeds 4.675% and 5.425%, respectively, and paid interest on the notional amounts if the 30 day LIBOR is less than the foregoing rates. In anticipation of the expiration of these agreements, on May 15, 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk for details on these new swap agreements. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes. The Company is required by the terms of its Credit Facility to keep some form of interest rate protection in place.

On July 21, 2000, the Company amended its present Credit Facility, dated December 16, 1999. This amendment allows for the Company's compliance with certain computational covenants contained in the Credit Facility by excluding charges totaling approximately $5.2 million from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001. These charges relate to the impairment of assets and related charges at an acquired practice in Cleveland, Ohio. In addition, the amendment: (i) increased the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2002 and thereafter; (ii) requires that a minimum of 10% of the purchase price of future acquisitions in excess of $5 million be in the form of the Company's capital stock; (iii) and permits the Company to invest up to $3.0 million in Genomics Collaborative, Inc.. The amendment is not expected to have an adverse effect on the Company's operations or strategies. The amendment was obtained to cure a potential default that otherwise would have likely occurred under the operating cash flow covenant of the Credit Facility as a result of the asset impairment charge. At September 30, 2000, the Company believes as a result of this amendment, that it is in compliance with the Credit Facility covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $176.8 million at September 30, 2000.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities - In connection with one of the acquisitions completed during the third quarter of 2000, the Company issued the following shares of common stock:

                                                                         Effective          Shares
                                                      Location              Date            Issued
                                                    -------------     -----------------     -------
Arlington Pathology Association and Arlington
Pathology Associates                                Arlington, TX     September 1, 2000     155,860

All of the foregoing shares were exempt from registration under the Securities Act of 1933 when they were issued, pursuant to an exemption provided under
Section 4(2) of the Securities Act based upon, among other things, certain representations made by the recipients of the stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

                27.1         Financial Data Schedule

       (b)    Reports on Form 8-K

              A Current Report on Form 8-K, dated July 21, 2000, was filed by the Company with the Securities and Exchange Commission on August 2, 2000, reporting that on July 20, 2000 the Company announced that it has amended its up to $300 million credit facility with the syndicate of banks led by Fleet National Bank. The amendment allows for the Company's current compliance with the credit facility by excluding charges totaling approximately $5.2 million from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     AMERIPATH, INC.



Date: November 10, 2000                      By: /S/ JAMES C. NEW
                                                --------------------------------
                                                 James C. New
                                                 Chairman, President and
                                                 Chief Executive Officer


Date: November 10, 2000                      By: /S/ ROBERT P. WYNN
                                                --------------------------------
                                                 Robert P. Wynn
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT             DESCRIPTION
  -------             -----------
   27.1               Financial Data Schedule