Form 10-K
period 2000-12-31
AMERIPATH INC
filed 2001-04-02
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $430.4 million based on the $17.44 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

      The number of shares of Common Stock of the Registrant outstanding as of March 16, 2001 was 24,941,749.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Report are incorporated by reference into Part III of this Report.

                                INDEX TO ITEMS

                                                                                     Page
                                                                                     ----
PART I
          Item 1.   General Business                                                    1
          Item 2.   Properties                                                         17
          Item 3.   Legal Proceedings                                                  17
          Item 4.   Submission of Matters to a Vote of Security Holders                17

PART II.
          Item 5.   Market for the Registrant's Common Stock and Related
                    Stockholder Matters                                                18
          Item 6.   Selected Financial Data                                            18
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                20
          Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         38
          Item 8.   Financial Statements and Supplementary Data; Index to
                    Consolidated Financial Statements                                  39
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                39

PART III.
          Item 10.  Directors and Executive Officers of the Registrant                 40
          Item 11.  Executive Compensation                                             40
          Item 12.  Security Ownership of Certain Beneficial Owners and Management     40
          Item 13.  Certain Relationships and Related Transactions                     40

PART IV.
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    41

Exhibits                                                                               41
Signatures                                                                             45
Financial Statements                                                                  F-1

                                    PART I

ITEM 1.   GENERAL BUSINESS

     AmeriPath, Inc. and its subsidiaries ("AmeriPath" or the "Company") is the largest physician and laboratory company focused on providing anatomic pathology, cancer diagnostic, genomics, and healthcare information services. Since the first quarter of 1996, the Company has completed the acquisition of 49 physician practices (the "Practices") located in 21 states. These practices are either directly owned by the Company or managed by the Company through one of its subsidiaries. This includes the acquisition of Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). This transaction was accounted for as a pooling of interests and therefore all prior year information has been restated to reflect the acquisition of Inform DX. As a result of the Inform DX acquisition, the Company now manages several Practices through which it derives management fees (each a "Managed Practice"). Although such Managed Practices are not owned by the Company, the statistical data appearing throughout this report on form 10-K including the description of such items as the number of pathologists, hospital contracts, employees and outpatient laboratories incorporates the statistical data from the Managed Practices as if they were owned by the Company. Unless otherwise indicated, the information presented in the current and previous years includes Inform DX for all periods. The Company's 425 pathologists provide medical diagnostic services in outpatient laboratories owned, operated and managed by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 419 are board certified in anatomic and clinical pathology, and 190 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

     As of December 31, 2000, the Company and the Managed Practices had contracts with a total of 224 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company and the Managed Practices. The Company and the Managed Practices also have 42 licensed outpatient laboratories. The historical information included in this statistical data chart includes Inform DX changes as if the acquisition had occurred prior to 1998.

Statistical Data:

                                                  December 31,
                                   ------------------------------------------
                                       1998           1999           2000
                                   ------------   ------------   ------------
     .  Pathologists                    299              370             425
     .  Hospital Contracts              168              207             224
     .  Employees                     1,616            1,865           2,325
     .  Outpatient laboratories          28               36              42

     The Company essentially operates as a pathology group practice and is legally structured so as to comply with the different laws dealing with the corporate practice of medicine. Refer to the section entitled "AmeriPath Corporate Structure" for a more detailed discussion of the Company's legal structure in the various states.

     AmeriPath manages and controls all of the non-medical functions of the Practices, including:

     .    recruiting, training, employing and managing the technical and support staff of the Practices;
     .    developing, equipping and staffing laboratory facilities;
     .    establishing and maintaining courier services to transport specimens;
     .    negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors;
     .    providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services;
     .    maintaining compliance with applicable laws, rules and regulations;
            and
     .    providing slide preparation and other technical services for the
            Practices.

     During 2000, the Company acquired eight Practices, including Inform DX, in 14 states (adding a total of 128 pathologists): six of these were in states in which the Company previously operated (Pennsylvania, New York, Georgia, Florida, Mississippi and Texas) and eight were in additional states (Virginia, Oklahoma, Missouri, Tennessee, Massachusetts, California, Colorado and West Virginia).

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

     Pathologists receive tissue samples from surgical procedures performed on both inpatients (patients seen in hospitals) and outpatients (patients seen in physician offices and in ambulatory surgery centers). Subspecialties within the area of surgical pathology include dermatopathology and hematopathology. The Company currently employs 419 pathologists who are board certified in anatomic pathology (6 are board eligible); over 190 of them have additional subspecialty board certification.

     Cytopathology involves the evaluation of cells under the magnification of a microscope. Pathologists examine cells obtained from body fluids, from solid tissues aspirated through needles and from scrapings of body tissues. The most widely known cytopathologic examination is the "Pap" smear, developed by George Papanicolaou in 1940. A conventional "Pap" smear consists of a scraping of cells taken from the cervix, spread on a slide, stained with a dye to color the cells, and examined by a pathologist using a microscope. To help reduce the number of false negatives, another form of cell accumulation was developed. This mono-layer technology collects a sample from the cervix using a cyto-brush, which is then rinsed into a vial filled with preserved solution. The cell solution is processed at a laboratory by a technician. The device filters the blood and mucous and spreads cells in a thin layer, making the slide easier to read. Despite the higher cost of mono-layer methods, the technology is rapidly gaining acceptance in the medical community. "Pap" smears are considered screening tests, which provide another physician with information that suggests whether or not a potentially dangerous condition is present. If an abnormality is detected, the pathologist recommends what additional diagnostic procedures (such as biopsy of the affected tissue) may be necessary. Other cytopathology examinations may, in and of themselves, be diagnostic of a specific disease condition. As with surgical pathology specimens, cytopathology specimens may come from hospitalized patients, from patients in ambulatory surgery centers, from patients being seen in private physician offices, from clinics, or from pathologists taking aspiration biopsies directly from patients. Experts in this subspecialty of pathology are called cytopathologists. All of the Company's anatomic pathologists possess board certification that qualifies them to read cytology cases. Of these pathologists, 62 are also board certified cytopathologists.

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

     Pathologists perform their duties in laboratories within hospitals, within free-standing local, regional, and national laboratories independent of hospitals, within ambulatory surgery centers, and within a variety of other settings. Because tissue and fluid samples are readily transportable, pathologists working within one of these settings may actually receive specimens for evaluation and diagnosis from multiple sources including physician offices, clinics, other laboratories, and even other hospitals. This ability to deliver work to sites having capacity to handle additional volume enhances the pathologists' productivity and allows a pathology practice to serve a larger geographic area. The Company uses this strategy to ensure the growth of "same practice net revenues," while making its pathologists more productive and efficient, and enabling the Company to better serve the customer by utilizing the specialized expertise available within the Company's pathologists.

     The Company expects the market for anatomic pathology services to grow primarily due to the aging of the United States population, the increasing incidence of cancer, and accelerating medical advancements that allow for the earlier diagnosis and treatment of diseases. The American Cancer Society estimates that approximately 13 million Americans alive today have had, or still have, some form of cancer and in 2000, about 1.2 million new cancer cases are expected to be diagnosed, 47,700 of which will be new melanoma cases. Studies published by the American Cancer Society revealed that there were approximately
1.3 million new cases of non-melanoma cases (basal cell carcinoma and squamous cell carcinoma) diagnosed in 1999. According to the American Medical Association, there are approximately 14,000 practicing pathologists in the United States.

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

     Historically, the anatomic pathology industry has been highly fragmented, with the majority of the services being provided by relatively small practices. The Company estimates that there are over 3,300 pathology practices operating in outpatient laboratories in the United States. There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practice's pathologists. The Company believes this trend can be attributed to several factors, including cost containment pressures by government and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices and physician practice management companies that can assist providers in the evolving healthcare environment. Larger practices and corporate structures can offer physicians certain advantages, such as:

     . obtaining and negotiating contracts with hospitals, managed care providers and national clinical laboratories;
     .    marketing and selling of professional services;
     .    providing continuing education and career advancement opportunities;
     .    making available a broad range of specialists with whom to consult;
     .    providing access to capital and business and management experience;
     . establishing and implementing more efficient and cost effective billing and collection procedures; and
     .    expanding the practice's geographic coverage area.

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

     In the fourth quarter of 1998, the Company began the operation of its Center for Advanced Diagnostics ("CAD") in Fort Myers, Florida. In the second quarter of 2000, this operation was moved to an expanded facility in Orlando, Florida. CAD focuses on the detection and diagnosis of cancers. CAD offers a full array of diagnostics for hematopoietic and solid tissue malignancies, including molecular genetics, cytogenetics, flow cytometry, specialized immunohistochemistry, and minimal residual disease detection. CAD's staff includes multiple doctoral scientists with extensive experience and reputations in molecular genetics, cytogenetics, flow cytometry, and pathology. Pathologists, board certified in anatomic and clinical pathology, with subspecialty expertise in hematopathology, cytopathology, and solid tumor diagnosis complete the medical and scientific staff. In addition to diagnostic testing for both AmeriPath and non-AmeriPath physicians, hospitals, and other healthcare providers, CAD will be able to perform developmental work for diagnostic manufacturers, clinical research organizations ("CROs"), and big pharmaceutical companies using AmeriPath's unparalleled access to normal, abnormal, and cancerous tissues.

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

     Diagnostic Healthcare Provider. The Company has commenced its transition to becoming a fully integrated healthcare diagnostic information provider, which includes the Company's development of new ways to generate additional revenues through leveraging the Company's personnel, technology and resources. In addition to the Company's establishment of its Center for Advanced Diagnostics, the Company has taken the steps described in the paragraph above in connection with such transition. Although the Company believes that such new endeavors are promising, there can be no assurance that they will be profitable.

     During the second quarter of 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes the Company's national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, all tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI were not material to the Company's operations during 2000. The Company is working with GCI to develop procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. However, failure to comply with such regulations could result in adverse consequences including potential liability of the Company. On September 15, 2000, the Company made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01.

     Expand Sales and Marketing Efforts. The Company focuses on generating internal growth for the Practices by augmenting their existing physician and contractual relationships through a professional sales and marketing program. The Company's marketing program is designed to: increase relationships with physicians over a broader geographic region; expand contracts with national clinical laboratories that subcontract for anatomic pathology services; and capitalize on existing managed care relationships. Since specimens are readily transportable, the Company's sales and marketing efforts focus on expanding the geographic scope of the Practices. Ten Practices presently have contracts to provide outpatient anatomic and cytopathology pathology services with the two major national clinical laboratories. These contracts generally are exclusive to the individual Practice. The Company is seeking to extend its existing contracts with the national clinical laboratories to include multiple Practices that cover broader geographic regions. The Company believes that its regional business model offers national clinical laboratories and managed care organizations a convenient single source for anatomic pathology services.

     Increase Contracts with Hospitals. The Company seeks to obtain additional exclusive hospital contracts for each Practice in a region through the acquisition of other anatomic pathology practices, as well as through the expansion of the Company's existing relationships with multi-hospital systems. The Company believes that multi-hospital systems can benefit from contracting with a single provider of pathology services in a geographic region through the consolidation of clinical laboratory, histology and other ancillary hospital support functions, thereby reducing costs, and simplifying and consolidating contractual relationships with managed care organizations and other third party payors. In addition, the Company believes that providing inpatient laboratory services to multiple hospitals within a geographic area facilitates the development and effectiveness of a successful outpatient services network by creating market presence and economies of scale offering a broader range of pathology expertise while maintaining the important physician relationships.

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

     Through the implementation of its operating strategies, the Company continues to develop integrated networks of anatomic pathology practices on a regional basis. These networks consist of a number of practices that together:
(i) have a substantial regional market presence; (ii) offer a broad range of services; (iii) have extensive physician contacts; and (iv) possess complementary strengths and opportunities for operational and production efficiencies. The Company has developed its regional business model in Florida and is replicating its model in Texas and the Midwest. The Company believes that Florida represents an attractive market due to its population, demographics, including the growth of the general population and a large elderly population, as well as the Company's familiarity and understanding of the anatomic pathology market in Florida. The Company currently owns, controls and manages anatomic pathology practices throughout Florida including Miami, Fort Lauderdale, Jacksonville, Orlando, Daytona, Fort Myers and Tampa. In addition, the Company contracts with Quest Diagnostics ("Quest"), a national clinical laboratory, to provide anatomic pathology services on an exclusive basis in most of Florida's counties.

     The Company believes that its improving performance in Florida, as reflected in the following table, is due in part to the favorable results of its regional model in Florida:

                                                                 December 31,
                                                 ---------------------------------------
                                                     1998            1999           2000
                                                 ------------    ------------   ------------
Florida Statistics                                       (dollars in millions)
Number of Practices                                     11              12              14
Pathologists                                            82              80              83
Hospital contracts                                      31              31              32
Net revenues                                         $85.1           $92.5          $104.0
Operating margin before amortization                 $25.6           $27.7          $ 30.4
Operating margin as a percent of net revenues         30.1%           30.0%           29.2%

AmeriPath Corporate Structure

     AmeriPath is a holding company that, through its subsidiaries, provides pathology services and management services to other pathology laboratories. The Company's revenues are primarily derived from two segments: its Owned Practices and its Managed Practices, as further described below. The Owned Practices consist of subsidiaries (the "Practice Subsidiaries") that directly employ physicians, and subsidiaries (the "Manager Subsidiaries") that enter into management services agreements with affiliated practices (each, a "PA Contractor") which, in turn, employ the physicians. The Manager Subsidiaries are typically utilized in states with laws that restrict the corporate practice of medicine. As a result of the corporate practice of medicine doctrine, the affiliated physicians in these states retain ownership of the PA Contractor, but the Manager Subsidiaries typically enter into contractual arrangements that generally (i) prohibit the affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances, and (ii) require the affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events. The Managed Practices are affiliated practices that are not owned by the Company, but they contract with the Company to provide management services. The manner in which AmeriPath operates a particular Practice is determined primarily by whether it is an Owned or Managed Practice and the corporate practice of medicine restrictions of the state in which the Practice is located and other applicable regulations. The Company believes that it exercises care in its efforts to structure its practices and arrangements with hospitals and physicians and its subsidiaries so as to comply with relevant federal and state laws and believes that such current arrangements and practices comply with all applicable statutes and regulations. However, due to uncertainties in the law there can be no assurance that such arrangements or practices could be deemed to be in noncompliance in the future, or that such occurrence could not result in a material adverse effect on the Company.

     Corporate practice of medicine restrictions, which are discussed in further detail under "Government Regulation" below, generally prohibit corporate entities from employing or otherwise exercising control over physicians. In states that do not prohibit a for-profit corporation from employing physicians such as Florida, Alabama, Mississippi and Kentucky, AmeriPath operates its Owned Practices through Practice Subsidiaries, which are subsidiary corporations of AmeriPath that directly employ the physicians. In states that prohibit a for-profit corporation from employing physicians, such as Texas, Indiana, Ohio, North Carolina, Michigan, Wisconsin, New York and Pennsylvania, AmeriPath operates each Owned Practice through a Manager Subsidiary, which is a subsidiary of AmeriPath that has a long-term management agreement with the applicable PA Contractor, which in turn employs the physicians (see "--Ownership and Management of the PA Contractor" for explanation of PA Contractor). In many cases, several Practices are included within or organized under a single Practice Subsidiary or PA Contractor, as the case may be.

     Owned Practices. Owned practices are operated through Manager and Practice Subsidiaries. The Manager and Practice Subsidiaries are wholly-owned subsidiaries of AmeriPath and the officers and directors of such companies are generally members of AmeriPath's executive management team. The financial statements of the Manager and Practice Subsidiaries are included in the consolidated financial statements of AmeriPath.

     Ownership and Management of the PA Contractors. The term PA Contractor, is used throughout this document to refer to an entity which has a contractual relationship with the Company but is not owned directly by AmeriPath. These entities can be a professional corporation or professional association, as permitted and defined in various state statutes. The PA Contractors operating in North Carolina, Wisconsin, New York, Michigan and Pennsylvania are owned by physicians affiliated with AmeriPath. To the extent permitted by law, the officers and directors of the PA Contractors are members of AmeriPath's executive management team. However, in states where law prohibits such non-licensed physician personnel from serving as an officer or director of a PA Contractor, eligible affiliated physicians serve in such positions. The affiliated physicians who own PA Contractors have entered into agreements with AmeriPath that generally (i) prohibit such affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances and (ii) require such affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events.

     The PA Contractors in Ohio and Indiana are owned by trusts. The beneficiary of such trusts is AmeriPath and the Trustees of such trusts are affiliated physicians. The PA Contractors operating in Texas are organized as not-for-profit 5.01(a) corporations, which are discussed in greater detail under the caption "Government Regulation" below. The sole member of the not-for-profit PA Contractors in Texas is AmeriPath.

     Each PA Contractor is party to a long-term management agreement with one of the Company's Manager Subsidiaries. Under the terms of these management agreements, AmeriPath generally provides all non-medical and administrative support services to the Practices including accounting and financial reporting, human resources, payroll, billing, and employee benefits administration. In addition, the management agreements give the Manager Subsidiaries certain rights with respect to the management of the non-medical operations of the PA Contractors. The management agreements require the PA Contractors to pay a management fee to the applicable Manager Subsidiaries. The fee structure is different for each Practice based upon various factors, including applicable law, and includes fees based on a percentage of earnings, performance-based fees, and flat fees that are adjusted from time to time.

     In accordance with Emerging Issues Task Force 97-2:"Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements" ("EITF 97-2"), the financial statements of the PA Contractors are included in the consolidated financial statements of AmeriPath since AmeriPath has a controlling interest in the PA Contractor.

     Managed Practices. The term Managed Practices refers to AmeriPath's operation and management of pathology practices under long-term service agreements with affiliated physician groups. Generally, the Company acquires the practice's assets, and the physician groups maintain their separate corporate or partnership entities and enter into employment and noncompete agreements with the practicing physicians. Costs of obtaining service agreements are amortized using the straight-line method over 25 years.

     Service agreements represent the exclusive right to operate the Company's practices in affiliation with the related physician groups during the term of the agreements. Pursuant to the service agreements, the Company provides the physician groups with equipment, supplies, support personnel, and management and financial advisory services. Physician groups are responsible for the recruitment and hiring of physicians and all other personnel who provide pathological services, and for all issues related to the professional, clinical and ethical aspects of the practice. As part of the service agreements, physician groups are required to maintain medical malpractice insurance which names the Company as an additional insured. The Company is also required to maintain general liability insurance and name the physician groups as additional insureds. Upon termination of the service agreements, the respective physician groups are required to obtain continuing liability insurance coverage under either a "tail policy" or a "prior acts policy."

     The management services fees charged under the service agreements are based on a predetermined percentage of net operating income of the Managed Practices. Management service revenue is recognized by the Company at the time physician service revenue is recorded by the physician group. The Company also participates to varying degrees in non-physician revenues generated from ancillary services offered through the laboratories. The Company charges a capital fee for the use of depreciable assets owned by the Company and recognizes revenue for all practice expenses that are paid on behalf of the practices. Practice expenses exclude the salaries and benefits of the physicians.

     AmeriPath does not consolidate the financial statements of the Managed Practices because it does not have a controlling financial interest, as defined by EITF 97-2.

     Operation of Practices Generally. AmeriPath manages and controls all of the non-medical functions of the Practices. AmeriPath is not licensed to practice medicine. The practice of medicine is conducted solely by the affiliated physicians.

     In managing the Owned Practices, the Board of Directors and management of AmeriPath formulate strategies and policies which are implemented locally on a day-to-day basis by each Owned Practice, without regard to whether such practice is organized as a Manager or Practice Subsidiary or PA Contractor. Each Owned Practice has a pathologist Managing Director who is responsible for overseeing the day-to-day management of the Owned Practice, who reports to one of four Regional Managing Directors, three of whom are pathologists, who in turn report to executive officers of the Company. AmeriPath's Medical Director and Chief Operating Officer develop and review standards for the affiliated physicians and their medical practices and review quality and peer review matters with each Owned Practice's Medical Director (or a medical review committee). AmeriPath's Chief Operating Officer, a physician, oversees all employment matters with respect to affiliated physicians and staffing decisions at the Owned Practices.

     The Managed Practices, pursuant to their service agreements, manage all aspects of the affiliated physician groups other than the provision of medical services, which is controlled solely by the physician groups. The affiliated physician group's joint policy board, equally represented by physicians and employees of AmeriPath, focus on strategic and operational planning, marketing, managed care arrangements and other major issues facing the group.

     Hospital Contracts and Laboratories. The Practices typically contract with hospitals to exclusively provide pathology services. The Practices staff each hospital with at least one pathologist who generally serves as the Medical Director of the hospital laboratory and who facilitates the hospital's compliance with licensing requirements. The Practices are responsible for recruiting, staffing and scheduling the Practice's affiliated physicians in the local hospital's inpatient laboratories. The Medical Director of the laboratory is responsible for: (i) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (ii) serving as a liaison to the hospital administrators and medical staff; and (iii) maintaining professional and public relations in the hospital and the community. Several Practices have both outpatient laboratories and hospital contracts, which allow outpatient specimens to be examined by the hospital pathologists, enhancing the utilization of pathologists in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the Practices. Upon initiation, the hospital contracts typically have terms of one to five years and contain conditional renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Loss of any particular hospital contract would not only result in a loss of net revenue to the Company, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations.

     In the past, the Company provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The purchasers, who elected to employ their own pathologists, did not accept the Company's contracts with these two hospitals and the ambulatory care facility. One hospital has not been sold and continues to do business with the Company. This resulted in asset impairment and related charges of $5.2 million in 2000. In addition, during the fourth quarter of 2000, a hospital in South Florida where AmeriPath had the pathology contract, requested proposals for its pathology services, and AmeriPath was unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, the Company determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million.

     As of December 31, 2000, the Practices had contracts with 224 hospitals, of which the majority are exclusive, and 27 of which are owned by HCA - The Healthcare Company ("HCA"), the country's largest publicly owned hospital company formerly known as Columbia/HCA Healthcare Corporation. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the closure and/or sales, or termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. No assurance can be given that such contracts with hospitals will not be terminated or that they will be renewed in the future.

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

Information Technology

     During 2000, the Company reorganized its Information Technology Group ("IT") to better serve the existing and planned model for the information needs of the Company. IT focused on three central issues: increasing reliability of our information systems, conversion to the new billing program, and beginning in the fourth quarter, a heightened effort of sales and marketing technology initiatives. During 2000, the IT staffing was increased, including the hiring of a Chief Information Officer, Director of IT Operations, Director of Software Development, and the establishment of a Project Management office. The new team established a "Best Practice" approach to managing services to the Company laboratories. These services have resulted in better performing information systems, increased focus on centralization of information, and a greater level of standardization across our businesses.

     The Company recognized the opportunity in the market for enhanced reporting to our customers and has launched a technology initiative to produce reports that include organ maps, photomicrographs and patient education. Enhanced reports in GI, Obstetrics and Gynecology, and Urology are available in most of our markets and the technology initiative is expected to be completed by the end of the second quarter of 2001. Our programs for acquiring the images and producing the reports are very efficient and additional programs will be implemented as customer sales increase.

     Consolidation of data to our data warehouse continues and will be completed at the end of the first quarter of 2001. The Inform DX acquisition provided opportunities to reduce the effort and expense in completing this project because Inform DX had already made a significant amount of investment in program development and related technology. The information acquisition process and repository of our utilization data has been completed. The sales and marketing department will be the early adopters of the new program to manage and market our business.

     The company is focused on being federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliant and an audit will be conducted to assure compliance. We are currently in the planning stages of the audit and have interviewed outside services for engagement.

Sales and Marketing

     Outpatient Market. The Company's marketing efforts are focused on physicians, hospital and outpatient surgery center administrators, national clinical laboratories and managed care organizations. Other than Inform DX, prior to being acquired by the Company, the Practices' marketing efforts were primarily based on the professional reputations and the individual efforts of pathologists. The Company believes that there is an opportunity to capitalize on these professional reputations by hiring experienced personnel and utilizing professional sales and marketing techniques. Historically, some of the outpatient practices marketed outpatient services primarily to dermatologists, over a broad geographic area including neighboring states. The Company continues to expand its sales force with additional sales personnel and management staff to accommodate new acquisitions as well as increase same store growth. These field representatives are supervised by regional sales managers who coordinate the implementation of regional contracting efforts, leverage operational capabilities, support national sales strategies and provide ongoing training and field sales support. The Regional Sales Managers report to the Vice President of Sales and Marketing to ensure the implementation of consistent and effective sales activities nationwide. The sales and marketing staff also includes Directors of Marketing and Managed Care. In 2000, the Company added one position to the marketing department, a manager of art and creative design, to coordinate support efforts for its product managers who report directly to the Director of Marketing. The Director of Managed Care directs regional managers of managed care in negotiating additional contracts. In 2000, the Company added one northeast regional manager to its Managed Care Department. The Director of Managed Care Sales supervises the department's efforts in securing national contracts, while the Manager of Contract Administration ensures adherence to contract terms and conditions.

     National Clinical Laboratory Marketing. The national clinical laboratories contract with managed care organizations to provide clinical laboratory services, as well as anatomic pathology and cytology services. The clinical laboratory market is primarily dominated by two laboratories, Quest and Laboratory Corporation of America Holdings ("LabCorp"). Their contracts with managed care organizations are typically capitated. Ten Practices have subcontracts with these two large national clinical laboratories to provide anatomic pathology and cytology services. Under these contracts, which typically run from one to three years with automatic renewals unless terminated earlier, the Practices bill the national clinical laboratories on a discounted fee-for-service basis. The reduced fee is offset by the national clinical laboratories provision of courier services, supplies, and reduced billing costs and lower bad debts, since the national clinical labs bear the capitation risk. The Company is directing its marketing efforts to national clinical laboratories to expand these contracts on a regional basis to additional Practices as well as to enter into new contracts. At the same time, the Company is seeking to secure new contracts and expand existing provider contracts with managed care organizations for the provision of anatomic pathology services directly to their members and is prepared to negotiate flexible arrangements with managed care organizations, including discounted fee-for-service or capitated contracts. There can be no assurance that the Company's effort to contract directly with managed care organizations will not adversely affect the Company's relationship with the national clinical laboratories.

Client and Payor Relationships

     The Practices also provide services to a wide variety of other healthcare providers and payors including physicians, government programs, indemnity insurance companies, managed care organizations and national clinical laboratories. Fees for anatomic pathology services rendered to physicians are billed either to the physicians, to the patient or to the patient's third party payor.

Contracts and Relationships with Owned Practice Physicians

     For the Owned Practices, the Company employs pathologists, or manages the PA Contractors who employ pathologists, to provide medical services in hospitals or in other inpatient and outpatient laboratories. Pathologist employment agreements typically have terms of three to five years and generally can be terminated at any time upon 60 to 180 days notice. The pathologists generally receive a base salary, fringe benefits, and may be eligible for an incentive performance bonus. In addition to compensation, the Company provides its pathologists with uniform benefit plans, such as disability, supplemental retirement, life and group health insurance and medical malpractice insurance. The pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in pathology. The Company is responsible for billing patients, physicians and third party payors for services rendered by the pathologists. Most of the employment agreements prohibit the physician from competing with the Company within a defined geographic area and prohibit solicitation of pathologists, other employees or clients of the Company for a period of one to two years after termination of employment.

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

Government Regulations

     The Company's business is subject to many of governmental and regulatory requirements relating to healthcare matters as well as laws and regulations that relate to business corporations. The Company believes that it exercises care to structure its practices and arrangements with hospitals and physicians to comply with relevant federal and state law. It also believes such current arrangements and practices do comply with applicable statutes and regulations. However, there can be no assurance that the Company's current or prior practices or arrangements will not be found to be in noncompliance with law, or that such occurrence will not result in a material adverse effect to the Company.

     The Company derived approximately 20% and 19% of its Owned Practices' collections for the years ended December 31, 1999 and 2000, respectively, from payments made by government sponsored healthcare programs (principally Medicare and Medicaid). The decrease in the percentage of collections attributable to government sponsored healthcare programs resulted primarily from the acquisition of practices outside Florida, with smaller Medicare populations. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect the Company's financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and concerns over the continued increase of the costs of healthcare have led, and may continue to lead, to significant reductions in health care payments. State concerns over the growth in Medicaid also could result in payment reductions. Although governmental payment reductions have not materially affected the Company in the past, it is possible that such changes in the future could have a material adverse effect on the Company's financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to the Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for the Company in that state if the Company were not selected as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. The Company expects that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

     In connection with practice acquisitions, the Company performs certain due diligence investigations with respect to the potential liabilities of acquired practices and obtains indemnification with respect to certain liabilities from the sellers of such practices. Nevertheless, there can be undiscovered claims that subsequently arise. There can be no assurance that any liabilities for which the Company becomes responsible (despite such indemnification) will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, the Company, through its Corporate Compliance Program, regularly reviews the Practices' compliance with federal and state health care laws and regulations and revises as appropriate the operations, policies and procedures of its Practices to conform with the Company's policies and procedures and applicable law. While the Company believes that the operations of the Practices prior to their acquisition were generally in compliance with such laws and regulations, there can be no assurance that the prior operations of the Practices were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although the Company maintains an active compliance program, it is possible that the government might challenge some of the current practices of the Company as not being in full compliance with such laws. A violation of such laws by a practice or the Company could result in civil and criminal penalties, exclusion of the physician, the practice or the Company from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

     Fraud and Abuse. Federal anti-kickback law and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal health care programs; or (ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs. Violations of federal anti-kickback rules are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal health care programs. Several states have laws that are similar.

     Safe Harbors. The federal government has published regulations that provide "safe-harbors" that protect from prosecution under federal anti-kickback laws business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the anti-kickback law. The Company believes its operations are in material compliance with applicable Medicare and fraud and abuse laws and seeks to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk however, that the federal government might investigate such arrangements and conclude they violate the anti-kickback statute. If the Company's arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, which could materially adversely affect the Company.

     Advisory Opinions. The Department of Health and Human Services Office of Inspector General ("OIG") issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 99-13, the OIG opined when prices for laboratory services for non-governmental patients are discounted below Medicare reimbursable rate, the anti-kickback law may be implicated. The OIG found prices discounted below the laboratory supplier's costs to be particularly problematic. In the same opinion, OIG suggested that a laboratory may be excluded from federal health care programs if it charges Medicare or Medicaid amounts substantially in excess of discounted charges to the physician. In the OIG's opinion, charges are likely excessive if the profit margin for Medicare business exceeds profit margin for non-federally reimbursed business.

     The OIG also has addressed physician practice management arrangements in an advisory opinion. In Advisory Opinion 98-4, the OIG found that management fees based on a percentage of practice revenues may violate the anti-kickback statute. These Advisory Opinions suggest that OIG might challenge certain prices below Medicare reimbursement rates or arrangements based on a percentage of revenues. While the Company believes its arrangements comply with applicable law, OIG's advisory opinions suggest there is a risk of an adverse OIG finding relating to practices reviewed in the advisory opinions. Any such finding could have a material adverse impact on the Company.

     Self-Referral and Financial Inducement Laws. The Company is also subject to federal and state statutes and regulations banning payments for referral of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationships include both investment interests in an entity and compensation arrangements with an entity. If an arrangement is covered by the Stark Law, all of the requirements of a Stark Law exception must be satisfied. Many states also have laws that are similar to the Stark Law. These statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. In addition, violation of the Stark Law may result in exclusion from Medicare and Medicaid. State statutes and regulations affecting the referral of patients to health care providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a simple requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of the Company's relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

     Physicians affiliated with the Company may have financial relationships with the Company, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of Company shares, contingent promissory notes with the Company, or a combination of the above. With respect to compensation arrangements, the Company believes that existing arrangements are structured to comply with an applicable Stark Law exception. With respect to the ownership of shares, the Company believes that the ownership of Company shares by physicians should fall within the publicly traded stock exception to the Stark Law's definition of financial relationship. However, certain physician-owned shares do have a transfer restriction and, as a result, the government could take the position that all of the requirements of this exception are not met. The contingent notes held by some physicians do not meet an exception to the Stark Law's definition of financial relationship. In either case, however, the Company believes that its current operations comply with the Stark Law. Pathologists are exempted from the Stark regulations for work that they order themselves and perform themselves or in their associated laboratory. However, physicians affiliated with the Company do make referrals that could be considered covered under the Stark law. We believe however, that the Company does meet, at a minimum, one of the applicable exceptions stated in the Stark Law and regulations, in the event that the government considers these transactions to covered by the Stark Law. All physicians affiliated with the Company have been instructed on the Stark Law and regulations and are believed to be following such instructions. To the extent physicians affiliated with the Company may make a referral to the Company and a financial relationship exists between the Company and the referring physician through either the ownership of Company shares or contingent notes, the government might take the position that the arrangement does not comply with the Stark Law. Any such finding could have a material adverse impact on the Company.

     Government Investigations of Hospitals and Hospital Laboratories. Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA is under investigation with respect to such practices. The Company operates laboratories on behalf of and has numerous contractual agreements with hospitals, including 27 pathology service contracts with HCA hospitals as of December 31, 2000. The government's ongoing investigation of HCA could result in a governmental investigation of one or more of the Company's operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which the Company operates hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by the Company. Although the Company monitors its billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and there can be no assurance that the governmental investigators will not challenge the Company's or industry practices. The government's investigations of entities with which the Company contracts may have other effects which could materially and adversely affect the Company, including termination or amendment of one or more of the Company's contracts or the sale of hospitals potentially disrupting the performance of services under such contracts.

     Corporate Practice of Medicine. The Company is not licensed to practice medicine. The practice of medicine is conducted solely by its licensed pathologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by such states to oversee the practice of medicine. Business corporations are generally not permitted under certain state laws to exercise control over the medical judgments or decisions of physicians, or engage in certain practices such as fee-splitting with physicians. In states where the Company is not permitted to directly own a medical practice, the Company performs only non-medical and administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. See discussion "AmeriPath Corporate Structure", above.

     The Company believes that it currently is in material compliance with the corporate practice laws in the states in which it operates. Nevertheless, there can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, the Company, and its pathologists could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure their contractual and other arrangements. Alternatively, some of the Company's existing contracts could be found to be illegal and unenforceable. In addition, expansion of the operations of the Company to other "corporate practice" states may require structural and organizational modification of the Company's form of relationship with physicians, PA Contractors or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations.

     Medicare Fee Schedule Payment for Clinical Diagnostic Laboratory Testing. Medicare reimburses hospitals based on locality-specific fee schedules on the basis of a reimbursement methodology with Consumer Price Index ("CPI") related adjustments. Medicare includes payment for services performed for clinical diagnostic laboratory inpatients within the prospectively determined Diagnosis Related Group rate paid to the hospital. Additionally, state Medicaid programs may pay no more than the Medicare fee schedule amount. Congress also has implemented a national cap on Medicare clinical diagnostic laboratory fee schedules. This national cap has been lowered several times and is now at approximately 74% of the national median. In addition, Congress frequently has either limited or eliminated the annual CPI adjustments of the Medicare clinical diagnostic laboratory fee schedules. The Omnibus Budget Reconciliation Act of 1993 eliminated the adjustment for the years 1994 and 1995. In 1996 and 1997, however, the fee schedule adjustments were 3.2% and 2.7%, respectively. Even these modest increases were reduced in some areas due to a recalculation of national medians and by conversion in some carrier areas to a single statewide fee schedule. In the Balanced Budget Act of 1997 ("BBA"), Congress again eliminated the annual adjustments, this time for the years 1998 through 2002. The adjustment limitations and changes in the national cap made to date have not had, and are not expected by the Company to have, a material adverse effect on the Company's results of operations. Any further significant decrease in such fee schedules could have a material adverse effect on the Company.

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

     Reevaluations and Examination of Billing. Payors periodically reevaluate the services they cover. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be covered. Any such action by payors would have an adverse affect on the Company's revenues and earnings.

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

     Furthermore, HIPAA and Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG has expanded and continues to expand the scope of its health care audits and investigations. State enforcement actions are similarly expanding. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at the Company's facilities.

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

     BBA Additions to Coverage. The BBA added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company. With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor for 2000 of $36.61. The physician fee schedule conversion factor has increased from $36.61 to $38.26 in 2001.

     Laboratory Compliance Plan. In February 1997, OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust, initiated in 1995. The Company adopted and maintains a compliance plan, which includes components of OIG's model compliance plan, as the Company deemed appropriate to the conduct of its business. The Company's Senior Vice President of Operations serves as the Company's Compliance Officer and reports directly to the Chief Executive Officer and the Board of Directors. One key aspect of the corporate integrity agreements and the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. Although these requirements focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests which make up the majority of the Company's business, they could affect physician test ordering habits more broadly. The Company is unable to predict whether or to what extent these developments may have an impact on the utilization of the Company's services.

     Antitrust Laws. In connection with state corporate practice of medicine laws discussed above, the physician practices with which the Company is affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from the Company and from each other under the antitrust laws and, accordingly, subject to a wide range of federal and state laws that prohibit anti-competitive conduct among separate legal entities. In addition, the Company also is seeking to acquire or affiliate with established and reputable practices in its target geographic markets. The Company believes it is in compliance with federal and state antitrust laws and intends to comply with any state and federal laws that may affect its development of integrated health care delivery networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not adversely affect the operations of the Company and it's affiliated physician groups.

     HIPAA Criminal Penalties. HIPAA created criminal provisions, which impose criminal penalties for fraud against any health care benefit program for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal health care offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs as well. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, the Company currently is unable to predict their ultimate impact on the Company. If the government were to seek any substantial penalties against the Company, this could have a material adverse effect on the Company.

     Licensing. CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories (waived, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. The Company's outpatient laboratories are licensed by Health and Human Services ("HHS") under CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of tests results, establish quality control systems, have proficiency testing conducted by approved agencies and have biennial inspections. The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than federal law. For example, some state laws require that laboratory personnel meet certain qualifications, specify certain quality controls, maintain certain records and undergo proficiency testing.

     Other Regulations. In addition, the Company is subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. All Company laboratories are operated in a manner designed to comply with applicable federal and state laws and regulations relating to the generation, storage, treatment and disposal of all laboratory specimens and other biohazardous waste. The Company utilizes licensed vendors for the disposal of such specimen and waste.

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

     HIPAA Medical Information Confidentiality, Security and Financial Transaction Requirements. Among other things, HIPAA established several requirements regarding the confidentiality, security and transmission of medical information. HCFA has published proposed and final regulations that explain the application of such requirements. The final confidentiality regulations have been reopened for comment by the Bush Administration. The security regulations are proposed and the transaction standards are final. It is unclear whether these requirements will result in additional financial obligations for the Company or pose increased regulatory risk.

Insurance

     The Company's business entails an inherent risk of claims of physician professional liability for acts or omissions of its physicians and laboratory personnel. The Company and its physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. The Company has consolidated its physician professional liability insurance coverages with the St. Paul Fire and Marine Insurance Company, whereby each of the pathologists is insured under claims-made policies with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with the Company in surplus coverage of up to $20.0 million in the aggregate. The Company's coverage until July 1999 was with Steadfast Insurance Company (Zurich-American). The policy also provides "prior acts" coverage for each of the physicians with respect to the practices prior to their acquisition by the Company. Further, the Company has provided reserves for incurred but not reported claims in connection with its claims-made policies. The terms of the purchase agreements relating to each practice acquisition contain certain limited rights of indemnification from the sellers of the practices. The Company also maintains property and umbrella liability insurance policies. While the Company believes it has adequate professional liability insurance coverage for itself, and physicians, there can be no assurance that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, the Company's insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against the Company, an Owned or Managed Practice, or an affiliated physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on the Company's financial condition and results of operations.

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

Service Marks

     The Company has registered the service marks "AmeriPath", "CAD - The Center for Advanced Diagnostics" and the AmeriPath logo with the United States Patent and Trademark Office.

Employees

     At December 31, 2000, the Company's Owned and Managed Practices employ 2,325 people, including 425 physicians. In addition to physicians, the employees of the Company and the Managed Practices include 676 laboratory technicians, 151 couriers and 1,073 billing, marketing, transcription and administrative staff, of which 98 personnel are located at the Company's executive offices. None of the Company's employees or prospective employees is subject to collective bargaining agreements.

ITEM 2.   PROPERTIES

     The Company leases its executive offices located in Riviera Beach, Florida (approximately 12,000 square feet) and its centralized billing office in Fort Lauderdale, Florida (approximately 13,000 square feet) and the Company and its Managed Practices lease 65 other facilities: 20 in Florida, two in Alabama, three in Kentucky, four in Ohio, eight in Texas, six in Pennsylvania, five in Tennessee, four in Mississippi, two in Missouri, two in New York, two in Oklahoma, two in North Carolina and one in Indiana, Colorado, California, Massachusetts, and Wisconsin. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. The 67 facilities encompass an aggregate of approximately 300,000 square feet, have an aggregate annual rent of approximately $5.1 million and have lease terms expiring from 2001 to 2009. As laboratory leases are scheduled to expire, the Company will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the Practice.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2000.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     AmeriPath's Common Stock, is listed for quotation on the NASDAQ National Market System under the symbol "PATH". The following table sets forth, the high and low closing sales prices for the Common Stock, as reported on the NASDAQ National Market System during the Company's fiscal quarters indicated below. The Common Stock first began trading on October 21, 1997. As of March 16, 2001, there were approximately 300 shareholders of record and over 3,000 beneficial owners based upon broker searches conducted for solicitation purposes.

                                               High           Low
                                             ---------      --------
First Quarter 1999                           $ 12 9/16      $  7 1/2
Second Quarter 1999                          $   9 5/8      $  7 1/2
Third Quarter 1999                           $  10 1/8      $ 8 3/32
Fourth Quarter 1999                          $      10      $ 7 7/16
First Quarter 2000                           $ 9 15/16      $      8
Second Quarter 2000                          $  9 7/16      $  7 1/4
Third Quarter 2000                           $  14 5/8      $  8 3/8
Fourth Quarter 2000                          $26 15/16      $13 9/16

     The Company has not during the past two fiscal years and presently has no plans to pay any dividends on its Common Stock. All earnings will be retained for the foreseeable future to support operations and to finance the growth and development of the Company's business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, capital requirements, the Company's financial condition, any applicable restrictions under credit agreements existing from time to time and on such other factors as the Board of Directors may consider relevant. The terms of the Company's existing credit facility prohibit the payment of dividends without the lenders' consent.

     Recent Sales of Unregistered Securities

     Recent Sales of Unregistered Securities - In connection with two of the acquisitions completed during the fourth quarter of 2000, the Company issued the following shares of Common Stock pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended:

                                                                                            Effective             Shares
                                                                     Location                  Date               Issued
                                                                 -----------------      -----------------       ----------
     (1)  Pathology Consultants of America, Inc. d/b/a           Nashville, TN          November 30, 2000       2,576,305
          Inform DX
     (2)  Diagnostic Pathology Management Services, Inc.         Oklahoma City, OK      December 1, 2000           81,620
          and Diagnostic Pathology Services, Inc. and
          Tulsa Diagnostics, Inc. and Anatomic Pathology         Tulsa, OK              December 1, 2000           76,334
          Services, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected Consolidated Financial Data set forth below have been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K. All information for the prior years has been restated to reflect the acquisition of Inform DX, which has been accounted for as a pooling of interest.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
YEAR ENDED DECEMBER 31,
(in thousands, except per share data)

                                                        1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
Net revenue                                           $ 42,558   $108,406   $193,316   $257,432   $330,094
                                                      --------   --------   --------   --------   --------
Operating costs:
  Cost of services                                      20,106     48,833     87,700    122,685    163,390
  Selling, general and administrative
     expense                                             8,483     21,386     36,709     47,159     58,411
  Provision for doubtful accounts                        3,576     10,892     18,698     25,289     34,040
  Amortization expense                                   1,958      5,763      9,615     12,827     16,172
  Merger-related costs (1)                                  --         --         --         --      6,209
  Asset impairment and related charges (2)                  --         --         --         --      9,562
  Loss on cessation of clinical lab operations (3)         910         --         --         --         --
                                                      --------   --------   --------   --------   --------
     Total                                              35,033     86,874    152,722    207,960    287,784
                                                      --------   --------   --------   --------   --------
Income from operations                                   7,525     21,532     40,594     49,472     42,310
Interest expense                                        (3,540)    (8,772)    (8,560)    (9,573)   (15,376)
Nonrecurring charge (4)                                     --     (1,289)        --         --         --
Other (expense) income, net                               (431)       (96)       150        286        226
                                                      --------   --------   --------   --------   --------
Income before income taxes                               3,554     11,375     32,184     40,185     27,160
Provision for income taxes                               1,528      5,522     13,941     17,474     14,068
                                                      --------   --------   --------   --------   --------
Net income                                               2,026      5,853     18,243     22,711     13,092
Induced conversion and accretion
  of redeemable preferred stock                             --         --        (75)      (131)    (1,604)
                                                      --------   --------   --------   --------   --------
Net income available to common shareholders           $  2,026   $  5,853   $ 18,168   $ 22,580   $ 11,488
                                                      ========   ========   ========   ========   ========

Earnings per share data (5)

  Basic earnings per common share                        $0.53      $0.66      $0.87      $1.03      $0.49
                                                      ========   ========   ========   ========   ========
  Diluted earnings per common share                      $0.22      $0.42      $0.84      $1.00      $0.47
                                                      ========   ========   ========   ========   ========
  Basic weighted average shares outstanding              3,115      8,880     20,911     21,984     23,473
                                                      ========   ========   ========   ========   ========
  Diluted weighted average shares outstanding            9,014     13,986     21,610     22,516     24,237
                                                      ========   ========   ========   ========   ========

CONSOLIDATED BALANCE SHEET DATA:
DECEMBER 31,
(in thousands)

                                                          1996       1997       1998       1999       2000
                                                      --------   --------   --------   --------   --------
Cash and cash equivalents                             $  2,262   $  2,030   $  6,383   $  1,713   $  2,418
Total assets                                           157,854    272,532    390,413    478,896    562,166
Long-term debt, including current
  portion                                               97,239     77,630    123,917    168,614    201,747
Redeemable equity securities (6)                        18,427         --     15,373     15,504         --
Stockholders' equity                                    12,693    145,603    180,378    206,214    249,665

- ----------------------
(1) In connection with the Inform DX merger, the Company recorded $6.2 million of costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations.

(2) In connection with Quest Diagnostics termination of its contract in South Florida, the loss of a contract with a hospital in South Florida and the loss of three hospital contracts and an ambulatory care facility contract in Cleveland, Ohio, the Company recorded non-recurring charges totaling $9.6 million. The charges were based on the remaining projected cash flows from these contracts in which the Company determined that the intangible assets that were recorded from acquisitions in these areas had been impaired.

(3) In connection with the closing of a clinical operation in May 1996, the Company recorded a nonrecurring charge to operations aggregating $910,000, which included severance payments, write-downs of property, equipment and other assets to estimated realizable values, and the write-off of the unamortized balances of intangible assets associated with the clinical operations.

(4) In the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily attributable to professional fees and printing costs, as a result of the postponement of the Company's planned initial public offering of Common Stock.

(5) Earnings per share for all periods are computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior reported earnings per share data have been restated in accordance with SFAS No. 128.

(6) For December 31, 1996 amounts include Convertible Preferred Stock of $5.2 million plus accrued and unpaid dividends and $12.2 million of Redeemable Common Stock. For December 31, 1998 and 1999 amounts included Convertible Preferred Stock of $15.4 million and $15.5 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations and financial condition should be read together with the consolidated financial statements and other financial information included elsewhere in this Report.

General

     AmeriPath operates in two operating segments, Managed and Owned Practices, as the largest physician and laboratory company focused on providing anatomic pathology, cancer diagnostic, genomics, and healthcare information services. The Company operates as a large group practice of pathologists in both hospital inpatient laboratories and outpatient independent laboratories.

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

     Achieving growth through acquisitions is one of the Company's principal business strategies. The following table depicts the Company's growth through acquisition activity. The table includes the acquisition of Inform DX in 2000, but does not separately include any practices acquired by Inform DX before being acquired by AmeriPath.

                                                  Year Ended December 31,
                                             --------------------------------
                                             1996   1997   1998   1999   2000
                                             ----   ----   ----   ----   ----
     Number of practices acquired              11      5     15     10      8
     Pathologists added                        79     45     93     71    128
     Outpatient laboratories added             10      3      5      8     13
     Hospital contracts added                  47     28     47     39     63

     At December 31, 2000, the Company and its Managed Practices operated in 21 states, with 425 pathologists providing services in 224 hospitals and 42 outpatient laboratories. The Company focuses on developing regional networks, such as in the state of Florida, and expanding the practices through its internal marketing efforts. The Company is revisiting its acquisition strategy, particularly its pace of acquisitions, and will focus on fold-in acquisitions that will densify its operations in strategically targeted markets and larger pedestal acquisitions.

Results of Operations

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue.

PERCENTAGE OF NET REVENUE                                                       Year Ended December 31,
                                                                           ---------------------------------
                                                                            1998          1999         2000
                                                                           ------        ------       ------
Net revenue                                                                100.0%        100.0%       100.0%
Operating costs:
  Cost of services                                                          45.3          47.7         49.5
  Selling, general and administrative expense                               19.0          18.3         17.7
  Provision for doubtful accounts                                            9.7           9.8         10.3
  Amortization expense                                                       5.0           5.0          4.9
  Merger-related charges                                                      --            --          1.9
  Asset impairment and related charges                                        --            --          2.9
                                                                           -----         -----        -----
       Total operating costs and expenses                                   79.0          80.8         87.2
                                                                           -----         -----        -----

Income from operations                                                      21.0          19.2         12.8
Interest expense and other income                                           (4.4)         (3.6)        (4.6)
                                                                           -----         -----        -----

Income before income taxes                                                  16.6          15.6          8.2
Provision for income taxes                                                   7.2           6.8          4.2
                                                                           -----         -----        -----

Net income                                                                   9.4           8.8          4.0
Induced conversion and accretion of redeemable preferred stock                --            --          0.5
                                                                           -----         -----        -----
Net income attributable to common stockholders                               9.4%          8.8%         3.5%
                                                                           =====         =====        =====

     The Company completed the acquisition of eight Practices in 2000, ten Practices in 1999 and 15 Practices in 1998, the results of which are included in the Company's operating results from the date of acquisition. Changes in operations between years were primarily due to these acquisitions. The acquisition of Inform DX was accounted for as a pooling of interest and therefore all prior year amounts have been restated to reflect the combined historical operations of Inform DX and AmeriPath.

     Net Revenues

     AmeriPath derives its net revenue from the operations of the Owned and Managed Practices. Net revenue was comprised of net patient service revenue from our Owned Practices and net management service revenue from our Managed Practices.

     Net Patient Revenues. The majority of services furnished by AmeriPath's pathologists are anatomic pathology diagnostic services. Medicare reimbursement for these services represented approximately 22%, 20% and 19% of AmeriPath's cash collections in 1998, 1999 and 2000, respectively. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net revenue differs from amounts billed for services due to:

 .  Medicare and Medicaid reimbursements are limited to annually established rates;
 .  payments from managed care organizations limited to discounted fee-for-
   service rates;
 .  negotiated reimbursement rates with other third party payors;
 .  rates negotiated under sub-contracts with national clinical laboratories for the provision of anatomic pathology services; and . other discounts and allowances.

     In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. AmeriPath benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. The Company also contracts with national clinical laboratories and is attempting to increase the number of such contracts to increase test volume. Since the majority of the AmeriPath's operating costs
- -- principally the compensation of physicians and non-physician technical personnel -- are relatively fixed, increases in volume, whether from indemnity or non-indemnity plans, enhance AmeriPath's profitability. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue.

     Virtually all of AmeriPath's net patient service revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require AmeriPath to borrow funds to meet its current obligations or may otherwise have a material adverse effect on AmeriPath's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, AmeriPath bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare patients, the pathologist is typically paid a director's fee or a "Part A" fee by the hospital. For the year ended December 31, 2000, the Company recorded approximately $9.3 million of revenue from director fees. For the year 2001, the Company estimates that director fees will be approximately $10.5 million. Hospitals and third-party payors are continuing to increase pressure to reduce the payment of these clinical component billing charges and "Part A" fees, and in the future AmeriPath may sustain substantial decreases in these payments.

     Medicare calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a methodology known as the resource-based relative value system ("RBRVS"), which Medicare began phasing in since 1992 and had fully implemented by 1997. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by AmeriPath.

     The Medicare Part B fee schedule payment for each service is determined by multiplying the total relative value units ("RVUs") established for the service by a Geographic Practice Cost Index ("GPCI"). The sum of this value is multiplied by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice expense RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

     BBA added coverage for an annual screening pap smear for Medicare beneficiaries who are at high risk of developing cervical or vaginal cancer and for beneficiaries of childbearing age effective January 1, 1998, as well as coverage for annual prostate cancer screening, including a prostate-specific antigen blood test, for beneficiaries over age 50, effective

January 1, 2000. Although most women of childbearing age and men under age 65 are not Medicare beneficiaries, the addition of Medicare coverage for these tests could provide additional revenues for the Company. With the BBA, Congress merged the three existing conversion factors into one for all types of services provided resulting in a single conversion factor.

     In July 1999, HCFA announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice relative value units ("RVUs"), which should not significantly change reimbursement; and
(b) as noted above, the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The Balanced Budget Act of 1997 provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1999 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. On August 10, 2000, the Final Update to the 2000 Medicare Physician Fee Schedule Database was published by HFCA. The changes included increases to various codes including CPT code 88305. Increases vary by region and averaged 5.7%.

     In addition, HCFA announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change was scheduled to commence January 1, 2001. Congress, however, recently "grandfathered" certain existing hospital-lab arrangements. The physician fee schedule conversion factor increased from $34.73 to $36.61 in 2000. HCFA has increased the physician fee schedule conversion factor from $36.61 to $38.26 in 2001.

     Due to the implementation of the hospital outpatient prospective payment system ("PPS"), effective as of January 1, 2001, independent pathology laboratories providing services to hospital outpatients will no longer be able to bill Medicare for the technical component ("TC") of those services. Rather, they will need to bill the hospital for the TC. The hospital will be reimbursed as part of the new Ambulatory Payment Classification ("APC") payment system. This change will require new billing arrangements be made with the hospitals which may result in an increase in the amount of time necessary for collections and reduction in the amounts paid. The actual change in revenue has not been determined due to current negotiations in progress with the hospitals. There can be no assurance that these changes will not have an adverse effect on the Company.

     As indicated above, a significant portion of AmeriPath's net patient service revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for services under these programs could have a material adverse effect on AmeriPath's financial position and results of operations.

     The impact of legislative changes on AmeriPath's results of operations will depend upon several factors, including the mix of inpatient and outpatient pathology services, the amount of Medicare business, and changes in conversion factors (budget neutrality adjustments) which are published in November of each year. Management continuously monitors changes in legislation impacting reimbursement.

     In prior years, AmeriPath has been able to mitigate the impact of reductions in Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and the introduction of alternative technologies that are not dependent upon reimbursement through the RBRVS system. Despite any offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments by Medicare, could have an effect on the average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could have a negative impact on the average unit reimbursement.

     Management Service Revenue. Net management service revenue is based on a predetermined percentage of net operating income of the practices managed by the Company plus reimbursement of certain practice expenses as defined in each management service agreement. Management fees are recognized at the time the physician group revenue is recorded by the physician group.

     The underlying calculation of net management service revenue is net physician group revenue less amounts retained by the physician groups (" Physician Group Retainage"). Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third party payors pursuant to their respective contracts with the physician group. The provision for bad debt represents management's estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third party payors. Physician Group Retainage is the net physician group revenue less practice expenses and management fee charged by the Company in accordance with the terms of the service agreement. The following table illustrates the computation of net management service revenue.

     Gross physician group revenue                     $ XXX
     Contractual adjustments and bad debt expense       (XXX)
                                                       -----
     Net physician group revenue                         XXX
     Less amounts retained by physician groups          (XXX)
                                                       -----
          Net management service revenue               $ XXX
                                                       =====

     Net revenue for the year 2000 increased by $72.7 million, or 28.2%, from $257.4 million for 1999 to $330.1 million for 2000. During the fourth quarter, management reviewed the collectibility of Inform DX's accounts receivable in light of historical collections, aging of accounts receivable, AmeriPath's reserve methods and policies, and billing and collection performance. In addition, two of Inform DX's laboratories converted billing systems in the fourth quarter of 1999. As the result of these conversions, the billings and collections for 2000 were negatively impacted. Based on this review and evaluation, during the fourth quarter AmeriPath recorded an additional estimated allowance against accounts receivable of $5.2 million. Since the majority of this allowance relates to the accounts receivable of the Managed Practices, as discussed above, the additional allowance was recorded as a reduction of net management service revenue.

     Without the $5.2 million adjustment to net revenue, 2000 net revenue would have increased $77.9 million or 30% over the year ended 1999. Of the $77.9 million increase, $44.3 million resulted from the operations of practices acquired during 1999 and 2000. Same practice net revenue for 2000 increased by $33.6 million, or 14%, over the prior year. Of the same practice increase AmeriPath estimates that approximately $6.8 million resulted from the increase in Medicare reimbursement in 2000. The remaining $26.8 million resulted from a combination of volume increases and price impacts of other payors. Same practice outpatient net revenue increased $23.8 million, or 24%, same practice hospital net revenue increased $6.5 million, or 5%, and management service revenue increased $3.3 million, or 15%, compared to the same period of the prior year. The expansion of the New York operation contributed approximately $4.2 million to the same practice outpatient growth for the year 2000. Reference to same practice means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts, the New York Lab operations and expanded ancillary testing services added to existing practices.

     During 2000, approximately $29.4 million, or 9%, of AmeriPath's revenue was from contracts with national labs including Quest and LabCorp. This represents a 35% increase over the prior year revenue from national lab contracts of approximately $21.7 million. Effective December 31, 2000, Quest terminated AmeriPath's pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during the fourth quarter AmeriPath discontinued its Quest work in San Antonio. Although the Company has had these national lab contracts for a number of years, these types of decisions by Quest and/or LabCorp to discontinue or redirect pathology services, at any or all of its practices, could have a material adverse effect on AmeriPath's financial position and results of operations.

     Approximately 13% of AmeriPath's net revenue comes from pathology contracts with 27 HCA hospitals. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin- off or closure of certain hospitals. During 1999, HCA closed one hospital and sold another hospital where the Company provided pathology services. The estimated net revenue from the loss of these contracts was less than 1% of consolidated net patient revenue. Further closures and/or sales of HCA hospitals could have a material adverse effect on the Company's financial position and results of operations. Although the Company, through its acquisitions, has had relationships with these and other hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

     Net revenue for 1999 increased by $64.1 million, or 33.2%, from $193.3 million for 1998 to $257.4 million for 1999. Of this increase, $55.5 million was attributable to the acquisitions the Company completed during 1998 and 1999. Same practice net revenue for 1999 increased by $8.6 million, or 5%. For 1999, same practice hospital net revenue increased $2.7 million, or 3%, same practice outpatient net revenue increased $3.8 million, or 5% and management service revenue increased $2.1 million or 26% compared to 1998. During 1999, the Company experienced a 1% Medicare reimbursement decrease, which was effective January 1, 1999. Reference to same practice means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices.

     The percent of the Company's net revenue from outpatient and inpatient pathology and management services is presented below. The type and mix of business, outpatient, inpatient or management service, which changes as a result of new acquisitions, may change the ratio of operating costs to net revenue, specifically the provision for doubtful accounts, as noted in the sections that follow.

                                    Year Ended December 31,
                                   ------------------------
REVENUE TYPE                       1998      1999      2000
                                   ----      ----      ----
Outpatient                          43%       39%       42%
Inpatient                           49%       51%       51%
Management service revenues          8%       10%        7%


     Cost of Services

     Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services for 2000 increased by $40.7 million, or 33.2%, from $122.7 million for 1999 to $163.4 million for 2000. Cost of services, as a percentage of net revenues, increased from 47.7% in 1999 to 49.5% in 2000. Gross margin decreased from approximately 52.3% in 1999 to 50.5% in 2000. Excluding the impact of the increased reimbursement from Medicare, the gross margin would have decreased to approximately 49.5%. The increase in cost of services, and corresponding reduction in gross margin, results primarily from higher pathologist and medical technicians salaries and medical malpractice and health benefit costs. While we attempt to mitigate the impact of these higher costs through productivity increases, we expect to see continuing rising costs in these areas for 2001.

     Cost of services for 1999 increased by $35.0 million, or 39.9%, from $87.7 million for 1998 to $122.7 million for 1999. Cost of services, as a percentage of net revenues, increased from 45.3% in 1998 to 47.7% in 1999. Gross margin decreased from approximately 54.7% in 1998 to 52.3% in 1999. A portion of the decline is related to the decrease in Medicare reimbursement rates. In addition, the Company incurred expenses related to the start-up of a de novo outpatient dermatopathology laboratory in New York. This facility commenced operations in late July 1999. Excluding the results of operations for the New York start up, the Company's gross margin would have been approximately 52.8% in 1999.

     Selling, General and Administrative Expense

     The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expense ("SG&A"). SG&A expense, as a percentage of net revenues decreased from 18.3% in 1999 to 17.7% in 2000, as the Company imposed measures to control the growth in these costs and continued to spread these costs over a larger revenue base. An objective of the Company is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as we continue to invest in marketing, information systems and billing operations. For 2001, AmeriPath expects to make significant investments in sales and marketing focused on attaining double digit same practice revenue growth. Therefore the Company does not expect any significant reduction in the ratio of SG&A to net revenue in 2001.

     SG&A expense for 1999 increased by $10.5 million, or 28.5%, from $36.7 million for 1998 to $47.2 million for 1999. A portion of the increase relates to the acquisitions made during 1998 and 1999. The remaining increase was due to increased staffing levels in marketing, billing, human resources and accounting and costs incurred to expand the Company's administrative support infrastructure and to upgrade information systems.

     Provision for Doubtful Accounts

     The provision for doubtful accounts, which relates to our Owned Practices, increased by $8.8 million, or 34.6%, from $25.3 million for 1999 to $34.0 million for 2000. The dollar increase is primarily due to the increase in net revenues and accounts receivable from the acquisitions completed during 1998 and 1999. The provision for doubtful accounts as a percentage of net revenues was 9.8% and 10.3% for 1999 and 2000, respectively. The increase in the percentage of net revenue was primarily attributable to a shift in revenue mix from management service to outpatient. Management service revenue has no associated bad debt expense compared to outpatient that has a 4% to 6% ratio of bad debt to revenue. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient or management services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

     The provision for doubtful accounts increased by $6.6 million, or 35.2%, from $18.7 million for 1998, to $25.3 million for the same period in 1999. The dollar increase is primarily due to the increase in net revenues and accounts receivable from the acquisitions completed during 1998 and 1999. The provision for doubtful accounts as a percentage of net revenues was 9.7% and 9.8% for the year ended December 31, 1998 and 1999, respectively. The increase in the percentage of net revenue was primarily attributable to an overall increase in hospital-based revenues. Net revenue from hospital inpatient services increased as a percentage of consolidated net revenue from 49% in 1998 to 51% in 1999. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient (hospital) services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services.

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

     Amortization Expense

     The Company's acquisitions completed since 1996 resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets and goodwill, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in the acquisitions were approximately $389.8 million and $445.9 million at December 31, 1999 and 2000, respectively, representing approximately 81.4% and 79.3%, respectively, of the Company's total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are amortized over periods ranging from 10 to 40 years, with a weighted average of 29.0 years as of December 31, 2000. The Company amortizes goodwill on a straight-line basis over periods ranging from 10 to 35 years, with a weighted average of 30.5 years as of December 31, 2000. There can be no assurance that the Company will ever realize the value of intangible assets. The Company continually evaluates whether events or circumstances have occurred that may warrant revisions to the carrying values of its goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of the Company's goodwill or other identifiable intangible assets could have a material adverse effect on the Company's consolidated financial position and results of operations. Such impairment would be recorded as a charge to operating profit and reduction in intangible assets. See the discussion of asset impairment charges below.

     Amortization expense increased by $3.4 million, or 26.1%, from $12.8 million for 1999 to $16.2 million for 2000. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions the Company completed during 2000 and a full year of amortization from the acquisitions the Company completed during 1999. In addition, during 2000 AmeriPath made contingent note payments totaling $26.6 million. These contingent note payments are recorded as goodwill and therefore create additional amortization expense. Amortization expense is expected to increase on an annual basis as a result of identifiable intangible assets and goodwill arising from future acquisitions and any contingent payments required to be made pursuant to the acquisitions completed since 1996. Amortization expense, as a percentage of net revenues, was 5.0% and 4.9% in 1999 and 2000, respectively.

     Amortization expense increased by $3.2 million, or 33.4%, from $9.6 million for 1998 to $12.8 million for 1999. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions the Company completed during 1999 and a full year of amortization from the acquisitions the Company completed during 1998. In addition, during 1999 AmeriPath made contingent note payments totaling $17.4 million. These contingent note payments are recorded as goodwill and therefore create additional amortization expense. Amortization expense, as a percentage of net revenues, was 5.0% in both 1998 and 1999.

     Merger-related Charges and Asset Impairment and Related Charges (Special Charges)

     During 2000, AmeriPath recorded special charges totaling $21.0 million, for merger-related charges, an allowance against uncollectible accounts receivable related to AmeriPath's acquisition of Inform DX and certain asset impairment charges. AmeriPath expects to record an additional $7.3 million of merger-related charges in the first quarter of 2001.

The following summarizes these special charges by category for 2000 and first quarter estimates for 2001 (in millions).

                                                                                     2000      Q1 2001
                                                                                    -----      -------
     Merger-related charges (see below)                                             $ 6.2         $7.3
     Allowance against accounts receivable (see previous discussion)                  5.2           --
     Asset impairment and related charges (see below)                                 9.6           --
                                                                                    -----         ----
                        Total special charges                                       $21.0         $7.3
                                                                                    =====         ====

     Based on the above, the special charges for 2000 and the first quarter of 2001 are estimated to be $28.3 million. Of the total $28.3 million in special charges, approximately $14.7 million are non-cash charges and the remaining $13.6 million are cash charges. As of December 31, 2000, the Company has paid $4.3 million of the cash charges. The remaining cash charges of $9.3 million will be paid out $7.2 million, $1.6 million and $500,000 in 2001, 2002 and 2003, respectively.

     During 2000, the Company had discussed these special charges with its bank syndicate and received amendments that allow $22.9 million of these charges to be excluded from its covenant computations. The $5.4 million of charges in excess of the $22.9 million allowed resulted from the formalization of the Inform DX integration plans, and are expected to result in further synergies. These additional charges could have caused the Company to be in technical default of one or more of its covenants under its credit facility at the end of the first quarter of 2001. Effective March 29, 2001, the Company and the lenders executed an amendment to the credit facility which excludes an additional $5.4 million, or $28.3 million in total, of charges from its covenant calculations. In addition, the amendment (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company will also be required to pay an amendment fee of up to 30 basis points to those lenders which consent to the amendment. The maximum amount of the amendment fee would be $700,000.

     The merger-related charges of $6.2 million in 2000 relate to AmeriPath's acquisition of Inform DX and include transaction costs, change in control payments and costs related to the closing of the Inform DX corporate office in Nashville. Of the $6.2 million, approximately $4.3 million related to transaction costs and $1.9 million related to employee-related costs of closing the Nashville facility. AmeriPath expects to record an additional $7.3 million of merger-related charges in the first quarter of 2001 related primarily to the consolidation or closing of the overlapping operations of Inform DX in New York and

Pennsylvania. Based on its current plans, AmeriPath expects to complete the closing of the Nashville operations by the end of the second quarter and the integration of the New York and Pennsylvania operations by the end of the third quarter of 2001. The restructuring of the combined operations of AmeriPath and Inform DX should result in potential annual operating synergies of $4.5 to $5.5 million. Since the majority of the positive effect of such savings on operations will not begin to be realized until the second half of 2001, AmeriPath expects the acquisition of Inform DX to be nominally dilutive for the first six months and accretive for the year 2001.

     As more fully described in Note 4 to the consolidated financial statements, during the second quarter of 2000 AmeriPath recorded a pre-tax non-cash charge of approximately $4.7 million and related cash charges of approximately $545,000 in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. During the fourth quarter of 2000, AmeriPath recorded a pre-tax non-cash charge of approximately $4.3 million related to the impairment of certain intangible assets. $3.3 million of the fourth quarter charge relates to Quest Diagnostics' termination of its contract with AmeriPath in South Florida, effective December 31, 2000. The net patient service revenue in 2000 related to this contract was approximately $1.5 million. Although the Company has aggressively marketed and retained a portion of this operating income, accounting rules require a charge to be taken, as there is no longer a contract. In addition to the $3.3 million, during the fourth quarter, a hospital in South Florida where AmeriPath had the pathology contract, requested proposals for its pathology services, and AmeriPath was unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, the Company determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million. For 2000, this contract accounted for approximately $800,000 of net revenue.

     Interest Expense

     Interest expense increased by $5.8 million, or 60.6%, from $9.6 million for 1999 to $15.4 million for 2000. The increase was due in part to an increase in the average outstanding balance under the credit facility. In 2000, the average indebtedness under the credit facility was $175.5 million, compared to $140.0 million outstanding in 1999. In addition, the effective interest rate on the credit facility increased from 6.8% to 8.7% primarily due to the periodic increases in interest rates during the year by the Federal Reserve Board and the expiration of the interest rate swap in October 2000. The interest rate swap was renewed in October 2000 at approximately 7.65% plus the credit spread (currently 2.0%) compared to 5% plus credit spread for the expired swap, therefore increasing interest expense.

     Interest expense increased by $1.0 million, or 11.8%, from $8.6 million for 1998, to $9.6 million for 1999. The increase was due in part to an increase in the average indebtedness outstanding under the credit facility. In 1999, average indebtedness outstanding was $140.0 million, compared to $101.3 million outstanding in 1998. This increase in average indebtedness was offset by a reduction in the effective interest rate from 8.0% to 6.8% primarily due to the interest rate swap that was in effect for all of 1999. This interest rate swap was entered into in October 1998.

     Income Tax Rate

     The effective income tax rate was approximately 43.3%, 43.5% and 51.8% for 1998, 1999 and 2000, respectively. Generally, the effective tax rate is higher than AmeriPath's statutory rates primarily due to the non-deductibility of the goodwill amortization and section 481(a) adjustments (cash to accrual) related to the Company's acquisitions. In addition, for 2000 AmeriPath had non-deductible asset impairment charges and merger-related charges, which further increased the effective tax rate. The effective tax rate for 2000, excluding these items would have been approximately 41.8%.

Liquidity and Capital Resources

     At December 31, 2000, AmeriPath had working capital of $40.8 million, a decrease of $1.7 million from the working capital of $42.5 million at December 31, 1999. The decrease in working capital was primarily due to an increase in net accounts receivable of $13.2 million, offset by an increase in current liabilities related to merger-related charges associated with the acquisition of Inform DX of $2.9 million and accounts payable and accrued expenses of $14.4 million. The majority of these changes resulted from AmeriPath's acquisitions completed during 2000. AmeriPath manages its cash balances against amounts available under its revolving credit facility. Cash balances, for the most part, are managed on a zero-balance basis and all available cash flows are used to reduce outstanding debt in order to minimize interest cost.

     For the years ended December 31, 1999 and 2000, cash provided by operations was $32.7 million and $31.9 million, respectively. Excluding pooling merger-related charges paid for Inform DX of $3.8 million, cash flow from operations would have been S35.7 million. For the year ended December 31, 2000, cash flow from operations and borrowings under the Company's credit facility were used primarily: (i) for capital expenditures aggregating $9.2 million; (ii) to fund the $24.9 million cash portion of the acquisitions the Company; (iii) for payments on AmeriPath's contingent notes of $26.6 million; (iv) to pay $2.4 million of other merger-related charges, mainly Inform DX; (v) for the $1.0 million investment in GCI and (vi) to make $800,000 in principal payments on long-term debt.

     During 2000, the Company acquired nine anatomic pathology practices, including the two practices acquired by Inform DX. The total consideration paid by the Company in connection with these acquisitions included cash of $32.5 million and approximately 1,532,000 shares of common stock (aggregate value of $12.2 million based upon amounts recorded on the Company's consolidated financial statements). Generally, the shares of common stock, excluding the two practices acquired by Inform DX, are restricted as to transfer, which restrictions lapse over three to five years, based solely on the passage of time.

     The Company issued approximately 2,600,000 shares of common stock (1,219,000 shares of which are included above) in exchange for all the outstanding common stock of Inform DX. In addition, the Company assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock option plans.

     At December 31, 2000, the Company had $32.8 million available under its credit facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions to the extent not otherwise used for working capital purposes. As of December 31, 2000, $197.2 million was outstanding under the revolving loan with an annual effective interest rate of 9.6%. See previous discussion regarding the recent amendment to the credit facility.

     In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. See Item 7A. - Quantitative and Qualitative Disclosures About Market Risk for details on these new swap agreements. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and are not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep some form of interest rate protection in place. At December 31, 2000, the Company believes that it is in compliance with the covenants of the credit facility. See Note 13 to the consolidated financial statements.

     In connection with the Company's acquisitions, the Company generally agrees to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the Practices in proportion to their respective ownership interest in each Practice. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by each of the Practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the Practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each Practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $198.4 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $89.7 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement are not met. Through December 31, 2000, the Company made contingent note and interest payments aggregating $53.4 million, which amounts, represent 63% of the maximum amount payable. See Note 3 to the consolidated financial statements.

     Historically, the Company's capital expenditures have been primarily for laboratory equipment, IT equipment and leasehold improvements. Total capital expenditures were $4.4 million, $8.7 million and $9.2 million in 1998, 1999 and 2000, respectively. During 2000, capital expenditures included approximately $2.9 million related to IT, $2.4 million for laboratory equipment, $2.6 million for leasehold improvements and $1.3 million for office equipment and furniture and fixtures. During

1999, capital expenditures included approximately $1.6 million related to information systems, $2.0 million for laboratory equipment, $1.7 million for leasehold improvements, $1.5 million for the construction of the New York lab and $1.2 million for the new billing system at the consolidated billing office in Fort Lauderdale. During 1998, capital expenditures included approximately $2.3 million related to information systems, $1.6 million for laboratory equipment and $258,000 for leasehold improvements.

     Planned capital expenditures for 2001 are estimated to be $5.5 million to $7.0 million, with priority being given to the new billing system at the consolidated billing office in Fort Lauderdale and enhancements in financial and lab information systems. Historically, the Company has funded its capital expenditures with cash flows from operations. For the years ended December 31, 1998, 1999 and 2000, capital expenditures were approximately 2.3%, 3.4.% and 2.8% of net revenue, respectively. The Company is consolidating and integrating its financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. The Company believes, however, that such information systems enhancements will result in cost savings that may enable the Company to continue to fund its capital expenditures with cash flows from operations.

     The Company expects to continue to use its credit facility to fund acquisitions and for working capital. The Company anticipates that funds generated by operations and funds available under the credit facility will be sufficient to meet working capital requirements and contingent note obligations, and to finance capital expenditures over the next 12 months. Further, in the event payments under the contingent notes issued in connection with acquisitions become due, the Company believes that the incremental cash generated from operations would exceed the cash required to satisfy the Company's payment, if any, of the contingent obligations in any one year period. Such payments, if any, will result in a corresponding increase in goodwill and the related amount of amortization thereof in periods following the payment. Funds generated from operations and funds available under the credit facility may not be sufficient to implement the Company's longer-term growth strategy. The Company may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that the Company will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to the Company or at all.

Qualification of Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission, which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions.

     In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition and changes in competitive factors; the extent of success of the Company's operating initiatives and growth strategies (including without limitation, the Company's continuing efforts to (i) achieve continuing improvements in performance of its current operations, by reason of various synergies, marketing efforts, revenue growth, cost savings or otherwise, (ii) transition into becoming a fully integrated healthcare diagnostic information provider, including the Company's efforts to develop, and the Company's investment in, new products, services, technologies and related alliances, such as the alliance with Genomics Collaborative, Inc., (iii) acquire or develop additional pathology practices (as further described below), and (iv) develop and expand its managed care and national clinical lab contracts); federal and state healthcare regulation (and compliance); reimbursement rates under government-sponsored and third party healthcare programs and the payments received under such programs; changes in coding; changes in technology; dependence upon pathologists and contracts; the ability to attract, motivate, and retain pathologists; labor and technology costs; marketing and promotional efforts;

the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; the successful completion and integration of acquisitions (and achievement of planned or expected synergies); access to sufficient amounts of capital on satisfactory terms; and tax laws. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation, execution and consummation of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with state, local and federal healthcare and/or other laws and regulations in each targeted market (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants. Past performance is not necessarily indicative of future results. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under the caption -"Risk Factors" below.

Risk Factors

     You should carefully consider each of the following risks and all of the other information set forth in this report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

     If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline. In any such case, you could lose all or part of your investment in our company.

Our business could be harmed by future interpretation or implementation of state laws regarding prohibitions on the corporate practice of medicine.

     We acquire or affiliate with physician practices located in many states across the country. However, the laws of many states prohibit business corporations, including AmeriPath and its subsidiaries, from owning corporations that employ physicians, or from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The manner in which we operate each practice is determined primarily by the corporate practice of medicine restrictions of the State in which the practice is located and other applicable regulations.

     We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. We cannot assure you that regulatory authorities or other parties will not assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure our contractual and other arrangements. Alternatively, some of our existing contracts could be found to be illegal and unenforceable. In addition, expansion of our operations to other "corporate practice" states may require structural and organizational modification to the form of relationship that we currently have with physicians, affiliated practices and/or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on our business, financial condition and results of operations.

We could be hurt by future interpretation or implementation of federal anti-kickback laws.

     The federal anti-kickback law and regulations prohibit any knowing and willful offer, payment, solicitation and receipt of any form of remuneration, either directly or indirectly, in return for, or to induce the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal health care programs, or the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal health care programs. Violations of federal anti-kickback law are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal health care programs. Several states have similar laws.

     The federal government has published regulations that provide "safe-harbors" that protect business transactions that meet enumerated requirements from prosecution under the federal anti-kickback law. The failure to meet the requirements of a safe harbor does not necessarily mean that a transaction violates the anti-kickback law. While arrangements that we enter into with physicians and third parties may not satisfy all requirements under applicable safe harbors, we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law. There is a risk however, that the federal government might investigate arrangements which do not satisfy the safe harbors. If our arrangements with physicians and third parties were found to be illegal, we would be subject to civil and criminal penalties, including exclusion from the participation in government payor programs, which could materially adversely affect our business, financial condition and results of operations.

     The Department of Health and Human Services Office of the Inspector General issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback statute. In Advisory Opinion 99-13, the OIG opined that when prices for laboratory services for non-governmental patients are discounted below Medicare reimbursable rate, the anti-kickback statute may be implicated. The OIG found prices discounted below the laboratory supplier's costs to be particularly problematic. In the same opinion, OIG suggests that a laboratory may be excluded from federal health care programs if it charges Medicare or Medicaid amounts substantially in excess of discounted charges to the physician. In the OIG's opinion, charges are likely excessive if the profit margin for Medicare business exceeds profit margin for non-federally reimbursed business.

     The OIG also has addressed physician practice management arrangements in an advisory opinion. In Advisory Opinion 98-4, the OIG found that management fees based on a percentage of practice revenues may violate the anti-kickback statute. Although these advisory opinions only apply to the parties who request them, in the event that we our found to have arrangements that are inconsistent with the OIG's opinions, the OIG might take the position that the arrangements violate the anti-kickback law. Any such finding could have a material adverse impact on us.

Our business could be harmed by future interpretation or implementation of the federal Stark Law and other state and federal anti-referral laws.

     We are also subject to federal and state statutes and regulations banning payments for referral of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which a physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. If an arrangement is covered by the Stark Law, all of the requirements of the Stark Law exception must be satisfied. Many states also have laws that are similar to the Stark Law. These statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. In addition, violation of the Stark Law may result in exclusion from Medicare and Medicaid. State statutes and regulations affecting the referral of patients to health care providers range from statutes and regulations that are substantially the same as the federal laws and the safe harbor regulations to a requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on our business, financial condition and results of operations.

     We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of our shares, contingent promissory notes issued by us in connection with acquisitions, or a combination of the above. We believe that such existing compensation arrangements are structured to comply with an applicable Stark Law exception. We also believe that the ownership of our shares by physicians should fall within the publicly traded stock exception to the Stark Law's definition of financial relationship. However, certain physician-owned shares do have transfer restrictions and, as a result, the government could take the position that all of the requirements of this exception are not met. The contingent notes held by some physicians do not meet an exception to the Stark Law's definition of financial relationship. In either case, however, we believe that our current operations comply with the Stark law because physicians affiliated with us ordinarily do not make referrals and in any event have been instructed, and are believed to be following such instructions, not to make referrals to us. To the extent physicians affiliated with us may make a referral to us and a financial relationship exists between us and the referring physician through either the ownership of our shares or contingent notes, the government might take the position that the arrangement does not comply with the federal Stark Law. Any such finding may have a material adverse impact on our business, financial conditions or results from operations.

We could be hurt by future interpretation or implementation of state and federal anti-trust laws.

     In connection with the corporate practice of medicine laws, the physician practices with which we are affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, we are seeking to acquire or affiliate with established and reputable practices in our target geographic markets. We believe that we are in compliance with these laws and intend to comply with any state and federal laws that may affect our development of integrated health care delivery networks. However, we cannot assure you that a review of our business by courts or regulatory authorities would not adversely affect our business, financial condition or results from operations.

Our business could be harmed by future interpretation or implementation of the Health Care Insurance Portability and Accountability Act

     The Health Care Insurance Portability and Accountability Act, or HIPAA, created criminal provisions, which impose criminal penalties for fraud against any health care benefit program for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal health care offense. Significantly, the HIPAA provisions apply not only to federal programs, but also to private health benefit programs as well. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Although we are unaware of any current violations of HIPAA, the government may in the future seek penalties against us for violations of HIPAA, which could have a material adverse effect on business, financial condition or results from operations.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third party payors.

     Substantially all of our net revenues are derived from our practices' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require us to borrow funds to meet our current obligations or may otherwise have a material adverse effect on our business, financial condition and results of operations.

We rely upon reimbursement from government programs for a significant portion of our revenues, and if reimbursement rates from government programs decline, it could have a material adverse effect on our business.

     We derive approximately 20% of our collections from payments made by government sponsored health care programs (principally Medicare and Medicaid). These programs are subject to substantial regulation by federal and state governments. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding, or practices could materially and adversely affect our business, financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid also could result in payment reductions. Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have a material adverse effect on our business, financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored health care programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to us for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for us in that state if we were not selected as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

There has been an increasing number of state and federal investigations of hospitals and hospital laboratories, which may increase the likelihood of investigations of our business practices to the extent that we have relationships with the hospitals being investigated.

     Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA is under investigation with respect to such practices. We operate laboratories on behalf of and have numerous contractual agreements with hospitals, including 27 pathology service contracts with HCA hospitals as of December 31, 2000. The government's ongoing investigation of HCA could result in a governmental investigation of one or more of our operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by us. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and we cannot assure you that governmental investigators will not take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may have other effects which could materially and adversely affect us, including termination or amendment of one or more of our contracts or the sale of hospitals potentially disrupting the performance of services under such contracts. In addition, in certain instances indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

There has been a heightened scrutiny of Medicare and Medicaid billing practices in recent years, which may increase our possibility of being subject to costly investigations.

     Payors periodically reevaluate the services they reimburse. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would have an adverse affect on our revenues and earnings.

     Moreover, the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests which comprise only a small portion of our revenues. Although the scope of this initiative could expand, it is not possible to predict whether or in what direction the expansion might occur. We believe that our practices are proper and do not include any allegedly improper practices now being examined. However, we cannot assure you that the government will not broaden its initiative to focus on the type of services furnished by us or, if this were to happen, on how much money, if any, we might be required to repay.

     Furthermore, HIPAA and Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG is currently expanding the scope of its health care audits and investigations. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. If a negative finding is made as a result of such an investigation, we could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a material adverse effect on our business, financial condition and results from operations.

We are dependent on hospital contracts for a significant portion of our revenues, which are short term and can easily be terminated.

     Our hospital contracts typically have terms of one to five years from their date of execution and automatically renew for additional terms of one year unless otherwise terminated by either party. The contracts generally provide that the hospital may terminate the agreement prior to the expiration of the initial or any renewal term. Loss of any particular hospital contract would not only result in a loss of net revenue to us, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. As of December 31, 2000, our practices had contracts with 224 hospitals, of which the majority are exclusive, and 27 of which are executed with HCA. We cannot assure you that such contracts with hospitals will not be terminated or that they will be renewed in the future.

If we are unable to make acquisitions in the future, our rate of growth will slow.

     Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of laboratories. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing. In addition, since we are a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We also compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

Our future growth will depend on our ability to secure adequate capital resources and to effectively integrate newly acquired practices.

     In addition to acquisitions of and affiliations with practices, we intend to continue to grow through internal expansion. We derive our net revenue from the net revenue of our practices. Our growth strategy requires: (i) capital investment; (ii) compliance with present or future laws and regulations that may differ from those to which we are currently subject; (iii) further development of our corporate management and operational, financial and accounting resources to accommodate and manage growth; and (iv) the ability to expand our physician and employee base and to train, motivate and manage employees. Failure to meet these requirements could limit our growth potential and may have a material adverse effect on our business, financial condition and results of operations. Although we are taking steps to manage our growth, we cannot assure you that we will be able to do so efficiently or that our growth rate will continue in the future.

     Our expansion into new markets will require us to maintain and establish payor and customer relationships and to convert the patient tracking and financial reporting systems of new practices to our systems. Significant delays or expenses with regard to this process could have a material adverse effect on the integration of additional practices and on our financial condition and results of operations. We cannot assure you that we will be able to maintain or establish payor and customer relationships, convert management information systems or integrate new practices into our combined network.

     The integration of additional practices typically requires the implementation and centralization of purchasing, accounting, human resources, management information systems, cash management and other systems, which may be difficult, costly and time-consuming. Our operating results in fiscal quarters immediately following a new practice affiliation may be adversely affected while we attempt to complete the integration process. We may encounter significant unanticipated costs or other problems associated with the future integration of practices into our combined network of affiliated practices. We cannot assure you that future affiliations will not have a material adverse effect on our business, financial condition and results of operations, particularly during the period immediately following completion of such affiliations.

We may inherit significant liabilities from practices that we acquire.

     We perform due diligence investigations with respect to potential liabilities of acquired and affiliated practices and obtain indemnification with respect to liabilities from the sellers of such practices. Nevertheless, undiscovered claims may subsequently arise and we cannot assure you that any liabilities for which we become responsible will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, through our corporate compliance program, we regularly review each practice's compliance with federal and state health care laws and regulations and revise, as appropriate, the operations, policies and procedures of our practices to conform with our policies and procedures and applicable law. While we believe that the operations of our practices prior to their acquisition were generally in compliance with such laws and regulations, we cannot assure you that the prior operations of such practices were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although we maintain an active compliance program, it is possible that the government might challenge some of our current practices as not being in full compliance with such laws. A violation of such laws by a practice could result in civil and criminal penalties, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

We have significant contingent liabilities payable to many of the sellers of practices that we recently acquired.

     In connection with our practice acquisitions, we typically agree to pay to sellers of the practices additional consideration in the form of debt obligations, payment of which is contingent upon the practice achieving certain specified profitability criteria over periods ranging from three to five years from the date of acquisition. The principal amount and accrued interest of the contingent amount to be paid cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of December 31, 2000, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $198.4 million over the next three to five years. Lesser amounts of cash would be paid if the maximum financial criteria are not met. Although we believe that we will be able to make such cash payments from internally generated funds or proceeds of future borrowings, we cannot assure you that we will be able to do so. Payments of these contingent amounts will affect our earnings per share and may cause volatility in the market price of our common stock. We expect to continue to use contingent notes as partial consideration for acquisitions and affiliations. While we believe that the contingent notes do not violate federal or state "anti-kickback" or "self-referral" statutes, we cannot assure you that that such arrangements will not be challenged by regulatory authorities seeking to enforce such laws.

We have booked a significant amount of intangible assets, which may never be realized.

     Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, a management service agreement and laboratory contracts acquired in acquisitions were approximately $268.6 million at December 31, 2000, representing approximately 47.8% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $177.3 million at December 31, 2000, representing approximately 31.5% of our total assets. We amortize goodwill on a straight-line basis over periods ranging from 15 to 35 years. On an ongoing basis, we make an evaluation, based on undiscounted cash flows, to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. We cannot assure you that we will ever realize the value of our intangible assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

     Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology. While our practices have been able to recruit (principally through practice acquisitions) and retain pathologists, we cannot assure you that we or our practices will be able to continue to do so successfully or on terms similar to our current arrangements. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. In the event that a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or in the event non-compete agreements with a number of physicians were terminated or determined to be invalid or unenforceable, our business, financial condition and results from operation could be materially and adversely affected.

Proposals to reform the health care industry may have a material adverse effect on our business.

     Federal and state governments have recently focused significant attention on health care reform. It is not possible to predict which, if any, proposal will be adopted. We cannot assure you that the health care regulatory environment will not change so as to restrict the existing operations of, impose additional requirements on or limit our expansion. Costs of compliance with changes in government regulations may not be subject to recovery through price increases. Some of the proposals under consideration, or others which may be introduced, could, if adopted, have a material adverse effect on our business, financial condition and results of operations.

Competition from other providers of pathology services may adversely affect our business.

     Our services include the provision of physician practice management services to pathology practices and the provision of pathology and cytology diagnostic services. Competition may result from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or pathology physician practice management companies that may enter our markets, some of which may have greater financial and other resources than us.

     We compete with several companies, and such competition can reasonably be expected to increase. In addition, companies in other health care segments, such as hospitals, national clinical laboratories, third party payors, and health maintenance organizations, many of which have greater financial resources than us, may become competition in the employment and management of pathology practices. We compete for acquisitions and affiliations on the basis of our reputation, management experience, status and resources as a public company and our focus on anatomic pathology. We cannot assure you that we will be able to compete effectively or that additional competitors will not enter our markets or make it more difficult for us to acquire or affiliate with practices on favorable terms.

We may be subject to significant professional liability claims and we cannot assure you that our insurance coverage limits will be sufficient to cover such claims.

     Our business entails an inherent risk of claims of physician professional liability for acts or omissions of our physicians and laboratory personnel. We and our physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. We have consolidated our physician professional liability insurance coverages with the St. Paul Fire and Marine Insurance Company, whereby each of the pathologists is insured under claims-made policies with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with us in surplus coverage of up to $20.0 million in the aggregate. The policy also provides "prior acts" coverage for each of our physicians with respect to our practices prior to their acquisition by us. Further, we have provided reserves for incurred but not reported claims in connection with our claims-made policies. The terms of the purchase agreements relating to each practice acquisition contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and umbrella liability insurance policies. While we believe that we have adequate professional liability insurance coverage, we can give no assurances that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against us, a management subsidiary, a practice subsidiary, an affiliated practice or an affiliated physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on our business, financial condition and results of operations.

The continued growth of managed care may have a material adverse effect on our business.

     The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. Entities providing managed care coverage have been successful in reducing payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for specified services unless prior authorization for such services has been obtained and refusing to increase fees for specified services. The continued growth of the managed care industry and its continued success in reducing payments to medical service providers could have a material adverse effect on our business, financial condition and results of operation.

We could be damaged by the loss of our key personnel.

     Our success is dependent upon the efforts and abilities of our key management personnel, particularly James C. New, our Chairman and Chief Executive Officer, Brian C. Carr, our President, Gregory A. Marsh, our Vice President and Chief Financial Officer, Alan Levin, M.D., our Chief Operating Officer and Dennis M. Smith, Jr., M.D., our Senior Vice President and Medical Director. The loss of service of any of these persons could have a material adverse effect on our business, financial condition and results of operations.

Because of the complex nature of our billing and reimbursement arrangements, we may be at a greater risk of Internal Revenue Service Examinations.

     The Internal Revenue Service, or IRS, conducted an examination of our federal income tax returns for the tax years ended December 31, 1996 and 1997 and concluded that no changes to the tax reported needed to be made. Although we believe that we are in compliance with all applicable IRS rules and regulations, if the IRS should determine that we are not in compliance in any other years, it could have a material adverse effect on the our financial position and results of operations.

Our stock price is volatile and the value of your investment may decrease, for various reasons including reasons that are unrelated to the performance of our business.

     There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. In fact, our common stock, which trades on the Nasdaq national market, has traded from a low of $8 per share to a high of $26 15/16 per share for the year ended December 31, 2000. We believe that various factors, such as legislative and regulatory developments, quarterly variations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially.

Anti-Takeover provisions in our charter documents could make it more difficult for a third party to acquire us.

     Certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Preferred Share Purchase Rights Plan may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider in its best interest. Any of these anti-takeover provisions could lower the value of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $197.2 million at December 31, 2000.

     In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The following table summarizes the terms of the swaps:

  Notional Amount(in millions)     Fixed Rate     Term in Months      Maturity
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

     2.        Financial Statement Schedules:

               Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

     3.        Exhibits:

Exhibit No.                             Description
- -----------                             -----------

2.1 Asset Purchase Agreement, dated February 13, 1998, by and among AmeriPath, Inc., Anatomic Pathology Associates, LLP, Robert P. Hooker, M.D., Ralph F. Winkler, M.D., Steven A. Clark, M.D., Edward R. Wills, M.D. Robin A. Helmuth, M.D., Garry A. Bolinger, M.D., T. Max Warner II, M.D., F. Donald McGovern Jr., M.D., Richard O. McClure, M.D., Ann Moriarty, M.D., Janis K. Fitzharris, M.D., Ph. D., James E. McDermott III, M.D., Robert A. Quirey, M.D., Isabelle A. Buehl, M.D.(1)

2.2 Agreement and Plan of Merger by and among Ameripath, Inc. AMP Merger Corp., and Pathology Consultants of America, Inc. (D/B/A Inform DX), dated as of November 7, 2000 (3)

3.1            AmeriPath's Amended and Restated Bylaws (2)

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

10.42 Consulting and Non-competition Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New. (7)

10.43 Amended and Restated Credit Agreement dated as of December 16,1999, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders (9)

10.44 Amendment No. 1, dated July 21, 2000, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders (10)

10.45 Amendment No. 2, dated November 29, 2000, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders (3)

10.46 Registration Rights Agreement, dated November 30, 2000, among the Company and PCA's Shareholders and Warrant Holders (3)

21.1           Subsidiaries of AmeriPath (3)

23.1           Independent Auditors' Consent of Deloitte & Touche LLP (3)

23.2           Independent Auditors' Consent of Ernst & Young LLP (3)

- ----------------------------
(1) Incorporated by reference and filed with the AmeriPath Form 8-K, dated February 13, 1998.

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

(9) Incorporated by reference to the exhibit referenced and filed with AmeriPath Annual Report on Form 10-K for the year ended December 31, 1999, dated March 27, 2000.

(10) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 8-K, dated July 21, 2000, filed on August 2, 2000.

(b)  Reports on Form 8-K

        A Current Report on Form 8-K, dated November 30, 2000, was filed by the Company with the Securities and Exchange Commission on December 8, 2000, reporting that on November 30, 2000, the Company completed and consummated the previously announced acquisition of Inform DX. In connection with the acquisition, the Company issued approximately 2.6 million shares of common stock in exchange for all the outstanding common stock of Inform DX. In addition, the Company assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock option plans. This transaction will be accounted for as a pooling of interests.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on April 2, 2001.

                                        AMERIPATH, INC.

                                        /s/ James C. New
                                        ----------------
                                        James C. New,
                                        Chairman and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                          Title                          Date
- ---------                          -----                          ----

/s/ James C. New                   Chairman                       April 2, 2001
- -------------------------------
James C. New                       and Chief Executive Officer

/s/ Gregory A. Marsh               Vice President,                April 2, 2001
- -------------------------------
Gregory A. Marsh                   Chief Financial Officer
                                   and Secretary

/s/ Alan Levin, M.D.               Director                       April 2, 2001
- -------------------------------
Alan Levin, M.D.

/s/ Brian C. Carr                  Director                       April 2, 2001
- -------------------------------
Brian C. Carr

                                   Director                       April 2, 2001
- -------------------------------
E. Martin Gibson

/s/ C. Arnold Renschler, M.D.      Director                       April 2, 2001
- -------------------------------
C. Arnold Renschler, M.D.

/s/ E. Roe Stamps, IV              Director                       April 2, 2001
- -------------------------------
E. Roe Stamps, IV

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

                                                                   Page
                                                                   ----
Independent Auditors' Reports                                   F-2 to F-3

Consolidated Balance Sheets as of December 31, 1999 and 2000    F-4 to F-5

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000                                  F-6

Consolidated Statements of Redeemable Preferred Stock and
  Common Stockholders' Equity for the years ended
  December 31, 1998, 1999 and 2000                                  F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000                                  F-8

Notes to Consolidated Financial Statements                      F-9 to F-31

All schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

We have audited the consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable preferred stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of AmeriPath, Inc. and subsidiaries and Pathology Consultants of America, Inc. (d/b/a "Inform DX"), which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheet of Inform DX as of December 31, 1999, or the related statements of operations, stockholders' equity, and cash flows of Inform DX for the years ended December 31, 1999 and 1998, which statements reflect total assets of $28,786,000 as of December 31, 1999, and total revenues of $24,652,000 and $16,012,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inform DX for 1999 and 1998, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

March 29, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Pathology Consultants of America, Inc. and Subsidiaries

We have audited the consolidated balance sheets of Pathology Consultants of America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathology Consultants of America, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

March 24, 2000

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      December 31,
                                  ------------------
                                    1999      2000
                                  --------  --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents        $  1,713  $  2,418
 Accounts receivable, net           57,788    70,939
 Inventories                           995     1,406
 Deferred tax asset                  5,405     8,593
 Other current assets                2,468     2,853
                                  --------  --------

       Total current assets         68,369    86,209
                                  --------  --------

PROPERTY AND EQUIPMENT, NET         16,540    23,580
                                  --------  --------

OTHER ASSETS:
 Goodwill, net                     143,383   177,263
 Identifiable intangibles, net     246,394   268,627
 Other                               4,210     6,487
                                  --------  --------
       Total other assets          393,987   452,377
                                  --------  --------

TOTAL ASSETS                      $478,896  $562,166
                                  ========  ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             December 31,
                                                         ------------------
                                                           1999      2000
                                                         --------  --------
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                   $ 21,337  $ 35,712
 Due to managed practices                                   2,853     4,055
 Current portion of long-term debt                            698       808
 Current portion of capital lease obligations                 232       247
 Accrued merger-related charges                               275     3,165
 Other current liabilities                                    518     1,407
                                                         --------  --------
       Total current liabilities                           25,913    45,394
                                                         --------  --------

LONG-TERM LIABILITIES:
 Revolving loan                                           165,800   197,216
     Other notes payable, less current portion                 73       197
 Subordinated notes, less current portion                   1,206     2,843
 Capital lease obligations, less current portion              605       436
 Accrued merger-related charges, less current portion         912     2,369
 Other liabilities                                            148        --
 Deferred tax liability                                    62,521    64,046
                                                         --------  --------
       Total long-term liabilities                        231,265   267,107
                                                         --------  --------

REDEEMABLE PREFERRED STOCK                                 15,504        --
                                                         --------  --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 14 and 18)

COMMON STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 30,000 shares
  authorized, 22,271 and 24,734 shares issued and
  outstanding at December 31, 1999 and 2000,
  respectively                                                223       247
 Additional paid-in capital                               156,111   188,050
 Retained earnings                                         49,880    61,368
                                                         --------  --------
       Total common stockholders' equity                  206,214   249,665
                                                         --------  --------

TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY        $478,896  $562,166
                                                         ========  ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                    1998       1999       2000
                                                                  --------   --------   --------
NET REVENUE:
 Net patient service revenues                                     $177,304   $233,269   $308,365
 Net management service revenues                                    16,012     24,163     21,729
                                                                  --------   --------   --------
   Net revenue                                                     193,316    257,432    330,094
                                                                  --------   --------   --------

OPERATING COSTS AND EXPENSES:
 Cost of services                                                   87,700    122,685    163,390
 Selling, general and administrative expense                        36,709     47,159     58,411
 Provision for doubtful accounts                                    18,698     25,289     34,040
 Amortization expense                                                9,615     12,827     16,172
 Merger-related charges                                                 --         --      6,209
 Asset impairment and related charges                                   --         --      9,562
                                                                  --------   --------   --------

   Total operating costs and expenses                              152,722    207,960    287,784
                                                                  --------   --------   --------

INCOME FROM OPERATIONS                                              40,594     49,472     42,310
Interest expense                                                    (8,560)    (9,573)   (15,376)
Other income, net                                                      150        286        226
                                                                  --------   --------   --------

Income before income taxes                                          32,184     40,185     27,160
Provision for income taxes                                          13,941     17,474     14,068
                                                                  --------   --------   --------

NET INCOME                                                          18,243     22,711     13,092

Induced conversion and accretion of redeemable preferred stock         (75)      (131)    (1,604)
                                                                  --------   --------   --------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $ 18,168   $ 22,580   $ 11,488
                                                                  ========   ========   ========

Basic Earnings Per Common Share:
      Basic weighted average shares outstanding                     20,911     21,984     23,473
                                                                  ========   ========   ========

      Basic earnings per common share                                $0.87      $1.03      $0.49
                                                                  ========   ========   ========

Diluted Earnings Per Common Share:
      Diluted weighted average shares outstanding                   21,610     22,516     24,237
                                                                  ========   ========   ========

      Diluted earnings per common share                              $0.84      $1.00      $0.47
                                                                  ========   ========   ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
STOCK AND COMMON STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                 Redeemable
                                              Preferred Stock             Common Stockholders' Equity
                                           --------------------  -------------------------------------------
                                                                                     Additional
                                                                   Common Stock       Paid - in     Retained
                                                                   -------------
                                           Shares       Amount   Shares    Amount      Capital      Earnings
                                           -------     --------  ------    ------      -------      --------
BALANCE, DECEMBER 31, 1997                      --     $     --   19,931     $199    $136,272       $  9,132
 Stock issued in connection with
  acquisitions                                  --           --    1,788       18      16,208             --
 Advance stock subscription issued to
  Affiliated Practices                          --           --        2       --           9             --
 Exercise of options and warrants               --           --       27       --         263             --
 Tax benefit from stock options                 --           --       --       --         109             --
 Issuance of Series A redeemable
  preferred stock                              395       15,298       --       --          --             --
 Accretion of redeemable preferred
  stock                                         --           75       --       --          --             --
 Net income                                     --           --       --       --          --         18,168
                                           -------     --------   ------     ----    --------       --------
BALANCE, DECEMBER 31, 1998                     395       15,373   21,748      217     152,861         27,300
 Stock issued in connection with
  acquisitions                                  --           --      511        5       3,144             --
 Exercise of options and warrants               --           --       12        1          15             --
 Tax benefit from stock options                 --           --       --       --          91             --
 Accretion of redeemable preferred
  stock                                         --          131       --       --          --             --
 Net income                                     --           --       --       --          --         22,580
                                           -------     --------   ------     ----    --------       --------
BALANCE, DECEMBER 31, 1999                     395       15,504   22,271      223     156,111         49,880
 Stock issued in connection with
  acquisitions                                  --           --    1,532       15      12,165             --
 Exercise of options and warrants               --           --      288        3       1,584             --
 Tax benefit from stock options                 --           --       --       --         858             --
 Accretion of redeemable preferred
  stock                                         --           65       --       --          --             --
 Redemption of preferred stock                (395)     (15,569)     643        6      17,102             --
 Lapse of warrant put option                    --           --       --       --         230             --
 Net income                                     --           --       --       --          --         11,488
                                           -------     --------   ------     ----    --------       --------
BALANCE, DECEMBER 31, 2000                      --     $     --   24,734     $247    $188,050       $ 61,368
                                           =======     ========   ======     ====    ========       ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     Years Ended December 31,
                                                                                ------------------------------
                                                                                  1998       1999       2000
                                                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $ 18,243   $ 22,711   $ 13,092
Adjustments to reconcile net income to net
 cash flows provided by operating activities:
  Depreciation and amortization                                                   12,601     16,758     21,291
  Miscellaneous amortization and other                                               220         49         22
  Deferred income taxes                                                           (3,607)    (2,006)    (9,117)
  Provision for doubtful accounts                                                 18,698     25,289     34,040
  Asset impairment and related charges                                                --         --      9,562
  Accretion of put warrants                                                           54         92         --
  Merger-related charges                                                              --         --      6,209
  Changes in assets and liabilities (net of effects of acquisitions):
   Increase in accounts receivable                                               (27,577)   (31,756)   (40,008)
   Increase in inventories                                                          (417)       (39)      (411)
   (Increase) decrease in other current assets                                    (4,321)     2,382       (265)
   Decrease (increase) in other assets                                               296       (731)    (1,638)
   Increase (decrease) in due to/from managed practices                            2,744     (1,717)     1,202
   Increase in accounts payable and accrued expenses                               3,545      1,661      1,756
Pooling merger-related charges paid                                                   --         --     (3,800)
                                                                                --------   --------   --------
     Net cash flows provided by operating activities                              20,479     32,693     31,935
                                                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                            (4,393)    (8,716)    (9,235)
 Cash paid for acquisitions and acquisition costs, net of cash acquired          (60,472)   (51,643)   (24,929)
 Other merger-related charges paid                                                (1,779)    (1,741)    (2,396)
 Investment in Genomics Collaborative, Inc.                                           --         --     (1,000)
 Decrease in restricted cash                                                          21        229         --
 Payments of contingent notes                                                     (7,789)   (17,440)   (26,645)
                                                                                --------   --------   --------
     Net cash flows used in investing activities                                 (74,412)   (79,311)   (64,205)
                                                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under revolving loan                                              53,069     44,713     31,416
 Principal payments on long-term debt and capital leases                          (9,966)    (1,701)      (818)
 Debt issuance costs                                                                (496)    (1,171)       (82)
 Net proceeds from sale of redeemable preferred stock                             15,298         --         --
 Tax benefit from stock options                                                      109         91        858
 Other                                                                                --         --         14
 Proceed from issuance of common stock under stock option plans and warrants         272         16      1,587
                                                                                --------   --------   --------
     Net cash flows provided by financing activities                              58,286     41,948     32,975
                                                                                --------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   4,353     (4,670)       705
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,030      6,383      1,713
                                                                                --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  6,383   $  1,713   $  2,418
                                                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                                                       $  8,034   $  8,924   $ 14,645
 Income taxes                                                                   $ 17,833   $ 15,890   $ 23,798

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   Business and Organization

AmeriPath, Inc. ("AmeriPath" or the "Company") was incorporated in February 1996 to be the largest integrated physician group practice focused on anatomic pathology diagnostic services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. Since the first quarter of 1996, the Company has completed the acquisition of 49 physician practices located in twenty-one states. The Company's 425 pathologists provide medical diagnostic services in 42 outpatient laboratories owned and operated by the Company, and in 224 hospitals and associated outpatient surgery centers.

On November 30, 2000, the Company acquired Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). In connection with the acquisition, the Company issued approximately 2.6 million shares of common stock in exchange for all the outstanding common stock of Inform DX. In addition, the Company assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock option plans. This transaction was accounted for as a pooling of interests. All prior years information has been restated to reflect the acquisition of Inform DX.

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

The Company operates using either an ownership or employment model or a management or equity model. Under management or equity model, the Company acquires certain assets of and operates pathology practices under long-term service agreements with affiliated physician groups (the "Managed Practices"). The Company provides facilities and equipment as well as administrative and technical support for the affiliated physician groups under service agreements. Through its ownership or employment model, the Company acquires a controlling equity interest in the pathology practice (the "Owned Practices").

Corporate practice of medicine restrictions generally prohibit corporate entities from employing or otherwise exercising control over physicians. In states that do not prohibit a for-profit corporation from employing physicians such as Florida, Alabama, Mississippi and Kentucky, AmeriPath operates its Owned Practices through Practice Subsidiaries, which are subsidiary corporations of AmeriPath that directly employ the physicians. In states that prohibit a for-profit corporation from employing physicians, such as Texas, Indiana, Ohio, North Carolina, Michigan, Wisconsin, New York and Pennsylvania, AmeriPath operates each Owned Practice through a Manager Subsidiary, which is a subsidiary of AmeriPath that has a long-term management agreement with the applicable PA Contractor, which in turn employs the physicians. In many cases, several Practices are included within or organized under a single Practice Subsidiary or PA Contractor, as the case may be.

Owned Practices. Owned practices are operated through Manager and Practice Subsidiaries. The Manager and Practice Subsidiaries are wholly-owned subsidiaries of AmeriPath and the officers and directors of such companies are generally members of AmeriPath's executive management team. The financial statements of the Manager and Practice Subsidiaries are included in the consolidated financial statements of AmeriPath.

Ownership and Management of the PA Contractors. The PA Contractors are entities which have contractual relationships with the Company but are not owned directly by AmeriPath. These entities can be a professional corporation or professional association, as permitted and defined in various state statutes. The PA Contractors operating in North Carolina, Wisconsin, New York, Michigan and Pennsylvania are owned by physicians affiliated with AmeriPath. To the extent permitted by law, the officers and directors of the PA Contractors are members of AmeriPath's executive management team. However, in states where law prohibits such non-licensed physician personnel from serving as an officer or director of a PA Contractor, eligible affiliated physicians serve in such positions. The affiliated physicians who own PA Contractors have entered into agreements with AmeriPath that generally (i) prohibit such affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances and (ii) require such affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events.

The PA Contractors in Ohio and Indiana are owned by trusts. The beneficiary of such trusts is AmeriPath and the Trustees of such trusts are affiliated physicians. The PA Contractors operating in Texas are organized as not-for-profit 5.01(a) corporations. The sole member of the not-for-profit PA Contractors in Texas is AmeriPath.

Each PA Contractor is party to a long-term management agreement with one of the Company's Manager Subsidiaries. Under the terms of these management agreements, AmeriPath generally provides all non-medical and administrative support services to the practices including accounting and financial reporting, human resources, payroll, billing, and employee benefits administration. In addition, the management agreements give the Manager Subsidiaries certain rights with respect to the management of the non-medical operations of the PA Contractors. The management agreements require the PA Contractors to pay a management fee to the applicable Manager Subsidiaries. The fee structure is different for each Practice based upon various factors, including applicable law, and includes fees based on a percentage of earnings, performance-based fees, and flat fees that are adjusted from time to time.

In accordance with Emerging Issues Task Force 97-2:"Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements" ("EITF 97-2"), the financial statements of the PA Contractors are included in the consolidated financial statements of AmeriPath since AmeriPath has a controlling interest in the PA Contractor.

Managed Practices. The term Managed Practices refers to AmeriPath's operation and management of pathology practices under long-term service agreements with affiliated physician groups. Generally, the Company acquires the practice's assets, and the physician groups maintain their separate corporate or partnership entities and enter into employment and noncompete agreements with the practicing physicians. Costs of obtaining service agreements are amortized using the straight-line method over 25 years.

Service agreements represent the exclusive right to operate the Company's practices in affiliation with the related physician groups during the term of the agreements. Pursuant to the service agreements, the Company provides the physician groups with equipment, supplies, support personnel, and management and financial advisory services. Physician groups are responsible for the recruitment and hiring of physicians and all other personnel who provide pathological services, and for all issues related to the professional, clinical and ethical aspects of the practice. As part of the service agreements, physician groups are required to maintain medical malpractice insurance which names the Company as an additional insured. The Company is also required to maintain general liability insurance and name the physician groups as additional insureds. Upon termination of the service agreements, the respective physician groups are required to obtain continuing liability insurance coverage under either a "tail policy" or a "prior acts policy."

The management services fees charged under the service agreements are based on a predetermined percentage of net operating income of the Managed Practices. Management service revenue is recognized by the Company at the time physician service revenue is recorded by the physician group. The Company also participates to varying degrees in non-physician revenues generated from ancillary services offered through the laboratories. The Company charges a capital fee for the use of depreciable assets owned by the Company and recognizes revenue for all practice expenses that are paid on behalf of the practices. Practice expenses exclude the salaries and benefits of the physicians.

2.   Summary of Significant Accounting Policies

A summary of significant accounting policies followed by the Company are as follows:

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has the controlling financial interest by means other than the direct record ownership of voting stock, as discussed in Note 1. Intercompany accounts and transactions have been eliminated. The Company does not consolidate the affiliated physician groups it manages as it does not have operating control as defined in EITF 97-2.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Because of the inherent uncertainties in this process, actual results could differ from those estimates. Such estimates include the recoverability of intangible assets and the collectibility of receivables.

Fair Value of Financial Instruments

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, due to/from physician groups, accounts payable and the credit facility. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Approximately $92,000 of the credit facility bears interest at a variable market rate, and thus has a carrying amount that approximates fair value. The remaining $105,000 of the credit facility was subject to interest rate swaps as described in Note 13. The estimated fair value of the interest rate swaps, which is the amount necessary to unwind the swap, was approximately $1,100 and ($4,968) as of December 31, 1999 and 2000, respectively. The estimated fair value of the Company's interest rate swaps was obtained from outside sources.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less. Included in cash and cash equivalents at December 31, 2000 was $818 of restricted cash used as collateral under certain letters of credit.

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

Intangible Assets

The allocation of the purchase price of the 2000 acquisitions is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

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

The Company has entered into a management service agreement with each of the physician groups of the Managed Practices for a period up to 40 years. Upon the Company's acquisition of the practice's assets, the physician groups maintain their separate corporate or partnership entities and enter into employment and noncompete agreements with the practicing physicians. Costs of obtaining these management service agreements are amortized using the straight-line method over 25 years.

Deferred Debt Issuance Costs

The Company incurred costs in connection with bank financing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the five year term. Such amounts are included in other assets in the consolidated balance sheet.

Revenue Recognition

The Company recognizes net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors.

Unbilled receivables for the Owned Practices, net of allowances, as of December 31, 1999 and 2000 amounted to approximately $5,200 and $8,600, respectively.

Net management service revenue reported by the Company represents net physician group revenue less amounts retained by physician groups. The amounts retained by physician groups represent amounts paid to the physicians pursuant to the management service agreements between the Company and the physician groups. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician groups. The provision for bad debts represents management's estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors.

Income Taxes

The Company's provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and represent the estimated future tax effects resulting from temporary differences between financial and tax reporting bases of assets and liabilities. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $3,548 of the net deferred tax assets at December 31, 2000 due to the uncertainty regarding the Company's ability to utilize the acquired net operating loss carryforwards of Inform DX due to Internal Revenue Code limitations.

Segment Reporting

The Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. The Company has two reportable segments, Owned Practices and Managed Practices, based upon management reporting and the consolidated reporting structure.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, SAB 101 was amended by SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of the provisions of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes. Upon adoption of SFAS 133 in the first fiscal quarter of 2001, these activities will be recognized on the Consolidated Balance Sheet. The Company's adoption of SFAS 133 will not have a material effect on the Company's earnings. The adoption of SFAS 133 will result in the reduction of other comprehensive income of approximately $5,000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 presentation and/or to reflect the merger with Inform DX accounted for as a pooling-of-interests.

3.   Merger and Acquisitions

Acquired Practices: Pooling method

On November 30, 2000, the Company completed a merger transaction with Inform DX that was accounted for as a pooling-of-interests transaction. The Company issued
2.6 million Common Shares to Inform DX stockholders and Inform DX's outstanding stock options were converted into options to purchase approximately 170,000 common shares of AmeriPath. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods.

The table below presents a reconciliation of total revenue and net income available for Common Shares as reported in the accompanying consolidated financial statements with those previously reported by the Company.

                                                                             Combined
                                             AmeriPath      Inform DX    Adjustements (A)    Combined
                                             ---------      ---------    ----------------    --------
Eleven months ended November 30, 2000
- -------------------------------------
   Total revenue                              $269,865        $34,329              --        $304,194
                                              ========        =======        ========        ========
   Net income (loss)                          $ 20,514        $(6,250)             --        $ 14,264
                                              ========        =======        ========        ========

Year ended December 31, 1999
- ----------------------------
   Total revenue                              $232,753        $24,652        $     27        $257,432
                                              ========        =======        ========        ========
   Net income (loss)                          $ 22,969        $   (31)       $   (358)       $ 22,580
                                              ========        =======        ========        ========

Year ended December 31, 1998
- ----------------------------
   Total revenue                              $177,304        $16,012              --        $193,316
                                              ========        =======        ========        ========
   Net income (loss)                          $ 18,639        $  (683)       $    212        $ 18,168
                                              ========        =======        ========        ========

(A) The provision for income taxes has been adjusted by $357 and $(212) in 1999 and 1998, respectively, to reflect the recordation of acquired net operating loss carry forwards, related valuation allowances and other various timing differences of Inform DX in accordance with SFAS No.
         109. In addition, certain reclassifications totaling $27 were made to conform to the current year presentation.

See Note 12 for additional information.

Acquired Practices: Purchase method

During 2000, the Company acquired nine anatomic pathology practices, including the two practices acquired by Inform DX. The total consideration paid by the Company in connection with these acquisitions included cash of $32,457, 1,532,000 shares of common stock (aggregate value of $12,180 based upon amounts recorded on the Company's consolidated financial statements) and subordinated debt of $2,794. In addition, the Company issued additional purchase price consideration in the form of contingent notes. During 1999, the Company acquired eleven anatomic pathology practices, including one by Inform DX. The total consideration paid by the Company in connection with these acquisitions included cash of $51,746, 486,796 shares of common stock (aggregate value of $2,954 based upon amounts recorded on the Company's consolidated financial statements) and subordinated debt of $848. In addition, the Company issued additional purchase price consideration in the form of contingent notes. During the year ended December 31, 2000, the Company made contingent note payments of $26,645 and other purchase price adjustments of approximately $2,876 in connection with certain post-closing adjustments and acquisition costs. During the year ended December 31, 1999, the Company issued an additional 23,930 shares of common stock, valued at $195, and made contingent note payments of $17,440 and other purchase price adjustments of $2,965 in connection with certain post-closing adjustments and acquisition costs.

The acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $198,359 over the next three to five years.

At the mid-point level, the aggregate principal and interest would be approximately $89,695 over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement are not met. Through December 31, 2000, the Company made contingent note payments aggregating $53,398, which represent 63% of the maximum amount available. Additional payments are accounted for as additional purchase price, which increases the recorded goodwill.

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2000. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 1999 and 2000 acquisitions for the years ended December 31, 1999 and 2000 after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 1999. Such unaudited pro forma information is based on historical financial information with respect to the 1999 and 2000 acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the years ended December 31, 1999 and 2000 presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future:

                                               Pro Forma
                                              December 31,
                                           ------------------
                                             1999      2000
                                           --------  --------
Net revenue                                $321,703  $357,638
                                           ========  ========
Net income attributable to common stock    $ 27,900  $ 15,849
                                           ========  ========
Net income per share (diluted)             $   1.09  $   0.62
                                           ========  ========

4.   Accounts Receivable

Accounts receivable are recorded at net realizable value. The allowance for contractual and other adjustments and uncollectible accounts is based on historical experience and judgments about future events. Accordingly, the actual amounts experienced could vary significantly from the recorded allowances. For Managed Practices, terms of the service agreements require the Company to purchase receivables generated by the physician groups on a monthly basis. Such amounts are recorded net of contractual allowances and estimated bad debts. For Managed Practices, accounts receivable are a function of the net physician group revenue rather than the net revenue of the Company.


                                                                        December 31,
                                                                    -------------------
Accounts receivable consisted of the following:                       1999       2000
                                                                    --------   --------
Gross accounts receivable                                           $130,791   $166,873
Less:   Allowance for contractual
          and other adjustments                                      (47,047)   (54,840)
        Allowance for uncollectible accounts                         (25,956)   (41,094)
                                                                    --------   --------
Accounts receivable, net                                            $ 57,788   $ 70,939
                                                                    ========   ========

The following table represents the rollforward of the allowances for contractual adjustments and uncollectible accounts:

                                                        Years Ended December 31,
                                                  ------------------------------------
                                                   1998         1999           2000
                                                  -------     ---------      ---------
Beginning allowances for contractual
  adjustments and uncollectible accounts          $26,522     $  62,512      $  73,003
Provision for contractual adjustments              80,664       128,585      $ 178,873
Provision for doubtful accounts                    18,698        25,289      $  34,040
Managed Practice contractual adjustments
  and bad debt expense                             31,429        41,712      $  44,849
Write-offs and other adjustments                  (94,801)     (185,095)     $(229,831)
                                                  -------     ---------      ---------
Ending allowance for contractual
  adjustments and uncollectible accounts          $62,512     $  73,003      $  95,934
                                                  =======     =========      =========

The Company grants credit without collateral to individual patients, most of whom are insured under third party payor agreements. The estimated mix of receivables from patients and third-party payors are as follows:

                                                                   December 31,
                                                              ---------------------
                                                                1999        2000
                                                              ---------   ---------
Government programs                                                18.8%       17.8%
Third-party payors                                                 53.7        53.3
Private pay patients                                               22.5        23.8
Other                                                               5.0         5.1
                                                              ---------   ---------
                                                                  100.0%      100.0%
                                                              =========   =========

5.   Net Revenue

                                                                     Years Ended December 31,
                                                                 --------------------------------
Net patient service revenue consisted of the following:            1998        1999        2000
                                                                 --------   ---------   ---------
Gross revenue                                                    $257,968   $ 361,854   $ 482,238
Less contractual and other adjustments                            (80,664)   (128,585)   (173,873)
                                                                 --------   ---------   ---------

 Net patient service revenue                                     $177,304   $ 233,269   $ 308,365
                                                                 ========   =========   =========

Net management service revenue consisted of the following:

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                                   1998        1999        2000
                                                                 --------   ---------   ---------
Gross physician group revenue                                    $ 61,694   $  85,379   $  86,203
Contractual adjustments and bad debt expense                      (31,429)    (41,712)    (44,849)
                                                                 --------   ---------   ---------
Net physician group revenue                                        30,265      43,667      41,354
Less amounts retained by physician groups                         (14,253)    (19,504)    (19,625)
                                                                 --------   ---------   ---------
Net management service revenue                                   $ 16,012   $  24,163   $  21,729
                                                                 ========   =========   =========

A significant portion of the Company's net revenue is generated by the hospital-based practices through contracts with 168, 207 and 224 hospitals as of December 31, 1998, 1999 and 2000, respectively. HCA - The Healthcare Company ("HCA") owned 29, 27 and 27 of these hospitals as of December 31, 1998, 1999 and 2000, respectively. For the years ended December 31, 1998, 1999 and 2000, approximately 17%, 15%, and 13%, respectively of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. The Company from time to time evaluates the carrying values of identified intangibles and goodwill and the related useful lives assigned to such assets. See Note 8 for additional information related to the impairment of certain hospital contracts.

6.   Property and Equipment

                                                            Estimated
                                                           Useful Life        December 31,
                                                                           -------------------
Property and equipment consisted of the following:           (Years)         1999       2000
                                                             -------       --------   --------
Laboratory, office and data processing equipment               3-7         $ 19,336   $ 27,668
Construction in progress                                                      2,693      1,511
Leasehold improvements                                        5-10            3,510      7,984
Furniture and fixtures                                         3-7            2,070      2,590
Mobile laboratory units                                          3              175        175
Automotive vehicles                                            3-5            1,058      1,380
                                                                           --------   --------
                                                                             28,842     41,308
Less accumulated depreciation                                               (12,302)   (17,728)
                                                                           --------   --------
Property and equipment, net                                                $ 16,540   $ 23,580
                                                                           ========   ========

Depreciation expense was $2,669, $3,554 and $4,748 for the years ended December 31, 1998, 1999 and 2000, respectively.

7.   Intangible assets

Intangible assets and the related accumulated amortization and amortization periods are as follows:

                                                  Amortization Periods
                                                       (Years)
                                                       -------
                               December 31,                    Weighted
                            -------------------
                              1999       2000      Range       Average
                            --------   --------   --------     -------
Hospital contracts          $193,899   $211,738      25-40        32.3
Physician client lists        54,893     71,447      10-30        20.7
Laboratory contracts           7,317      4,543         10        10.0
Management agreements         11,022     11,214         25        25.0
                            --------   --------
                             267,131    298,942
Accumulated amortization     (20,737)   (30,315)
                            --------   --------
Balance, net                $246,394   $268,627
                            ========   ========

Goodwill                    $153,749   $193,231      10-35        30.5
Accumulated amortization     (10,366)   (15,968)
                            --------   --------
Balance, net                $143,383   $177,263
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

The weighted average amortization period for identifiable intangible assets and goodwill is 29.6 years.

8.   Asset Impairments and Related Charges

During the second quarter ended June 30, 2000, the Company recorded a pre-tax non-cash charge of approximately $4,700, and related cash charges of approximately $545 in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. The Company had provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The Company's contracts with these two hospitals and the ambulatory care facility were not accepted by the purchasers, who have elected to employ their own pathologists. One hospital has not been sold and continues to do business with the Company. As a result, the Company determined, using the discounted cash flow method, that the intangible assets, including goodwill, had no remaining fair value. Therefore, the Company wrote off the unamortized intangible asset balance. In addition, the Company recorded approximately $545 of related charges for potentially uncollectible accounts receivable, employee termination costs and legal fees.

During the fourth quarter of 2000, the Company recorded a pre-tax non-cash charge of approximately $4,300 related to the impairment of certain intangible assets. Of this charge, $3,300 related to Quest Diagnostics' ("Quest") termination of its contract with the Company in South Florida, effective December 31, 2000. The Company believes that some portion of this work may be transferred by Quest to other practices owned by the Company and the Company is implementing a marketing strategy to retain and provide services directly to these customers in South Florida. In addition, during the fourth quarter, a hospital in South Florida where the Company had the pathology contract, requested proposals for its pathology services, and the Company was unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, the Company determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1,000.

9.   Investment Securities

The Company accounts for investments in certain debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Debt and Equity Securities". Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.

In September 2000, the Company made a $1,000 investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The GCI Series D Preferred Stock is convertible into one share of common stock and redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. As of December 31, 2000, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of our investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's balance sheet. At December 31, 2000, there were no unrealized gains or losses associated with this investment.

10.  Due to Managed Practices

In accordance with the terms of the management service agreements, the owners of the managed practices are entitled to a predetermined percentage of the net operating income of their managed practice ("physician group retainage"). The amount of the liability is calculated monthly and is to be paid by the fifteenth day of the following month. The monthly payment amount is comprised of either the net revenues or the cash collected from revenues during the month less any practice expenses and management fees charged by the Company. The amounts owed to the owners of the Managed Practices were $4,055 and $2,853 as of December 31, 2000 and 1999, respectively.

11.  Accounts Payable and Accrued Expenses


                                                                                        December 31,
                                                                                    --------------------
Accounts payable and accrued expenses consisted of the following:                    1999         2000
                                                                                    -------      -------
Accounts payable                                                                    $ 4,830      $12,034
Accrued compensation                                                                  7,978       12,604
Accrued acquisition costs                                                             1,739        2,332
Accrued interest                                                                        828        1,283
Income taxes payable                                                                    942        1,822
Other accrued expenses                                                                5,020        5,637
                                                                                    -------      -------
                                                                                    $21,337      $35,712
                                                                                    =======      =======

12.  Merger-related charges

In connection with the Inform DX merger and other previous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs.

During the fourth quarter of 2000, the Company recorded merger-related costs totaling $6,200 ($5,102, net of tax). As part of the business restructuring, the Company is closing certain facilities. In 1999, the Company paid $1,741 of costs in connection with the May 1998 American Pathology Resource, Inc. ("APR") acquisition. Payments were for various exit costs associated with the disposal of certain operations of APR and the shutdown of the APR corporate office.

A reconciliation of the activity for the years ended December 31, 2000 and 1999 with respect to the merger-related reserves is as follows:

                                    Balance             Balance       Statement of                                Balance
                               December 31,               Sheet         Operations                           December 31,
                                       1999             Charges            Charges           Payments                2000
                                       ----             -------            -------           --------                ----
Transaction costs                        --              $1,160             $4,348            $(3,782)            $ 1,726
Employee termination
 costs                                   78               1,200              1,861             (1,722)              1,417

Lease commitments
                                        394               1,974                 --               (240)              2,128
Other exit costs                        715                  --                 --               (452)                263
                                     ------              ------             ------            -------             -------
Total                                 1,187              $4,334             $6,209            $(6,196)              5,534
                                                         ======             ------            -------
Less: portion included
 in current liabilities                (275)                                                                       (3,165)
                                     ------                                                                       -------
Total included in other
 liabilities                         $  912                                                                       $ 2,369
                                     ======                                                                       =======

                                    Balance        Balance          Statement of                                 Balance
                               December 31,          Sheet            Operations                            December 31,
                                       1998        Charges               Charges          Payments                  1999
                                       ----        -------               -------          --------                  ----
Employee termination
 costs                               $  414        $  (8)                     --          $  (328)             $   78

Lease
Commitments                           1,851         (740)                     --             (717)                394
Other exit costs                      1,518         (107)                     --             (696)                715
                                     ------        -----              ----------          -------              ------
Total                                 3,783        $(855)                     --          $(1,741)              1,187
                                                   =====              ==========          =======
Less: portion included
 in current liabilities                (860)                                                                     (275)
                                     ------                                                                    ------
Total included in other
 liabilities                         $2,923                                                                    $  912
                                     ======                                                                    ======

In addition, the Company plans to continue its consolidation efforts related to its acquisition of Inform DX during the first half of 2001. As a result, the Company expects to incur additional costs of $7,300 during this period. Of this amount, approximately $5,400 is for employee-related costs, $1,100 is for the consolidation of the Company's facilities in New York and eastern Pennsylvania, and $800 is for other transaction costs related to the Inform DX acquisition .

13.  Long-term Debt

                                                                               December 31,
                                                                            -------------------
Long-term debt consisted of the following:                                    1999       2000
                                                                            --------   --------
Revolving loan                                                              $163,300   $197,216
Revolving line of credit                                                       2,500         --
Note payable                                                                      73        210
Capital leases                                                                   837        683
Subordinated notes issued and assumed in connection with
  acquisitions, payable in varying amounts through 2005,
  with interest at rates of 6.5% and 9.5%                                      1,904      3,638
                                                                            --------   --------
                                                                            $168,614   $201,747
Less current portion                                                            (930)    (1,055)
                                                                            --------   --------
Long-term debt, net of current portion                                      $167,684   $200,692
                                                                            ========   ========

At December 31, 2000 maturities of long-term debt were as follows:

2001                                                                                   $  1,055
2002                                                                                        430
2003                                                                                        355
2004                                                                                    197,488
2005                                                                                      2,419
                                                                                       --------
Total                                                                                  $201,747
                                                                                       ========

The Company has a revolving line of credit (the "Credit Facility") with a syndicate of banks led by Fleet National Bank, formerly Bank Boston, N.A. as lender and agent. On April 28, 1998, the Company amended its Credit Facility. The amended facility provided for borrowings of up to $200,000 in the form of a revolving loan that may be used for working capital purposes (in an amount limited to 75% of the Company's net accounts receivable, as reflected on the Company's quarterly consolidated balance sheet) and to fund acquisitions to the extent not otherwise used for working capital purposes.

On December 16, 1999, the Company amended its Credit Facility. The amended facility provides for borrowings of up to $230,000 in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions to the extent not otherwise used for working capital purposes. The Company must comply with certain requirements as defined in the credit agreement to utilize the Credit Facility to fund acquisitions.

On July 21, 2000, the Company amended its Credit Facility dated December 16, 1999 ("Amendment No. 1"). Amendment No. 1 allowed for the Company to be in compliance with the Credit Facility by excluding non-cash charges totaling approximately $5,200 from the calculation of the Company's consolidated operating cash flow covenant through March 31, 2001. These charges relate to the impairment of assets and related charges at an acquired practice in Cleveland, Ohio as more fully discussed in Note 8 to the financial statements. The amendment was obtained to cure a potential default that otherwise would likely have occurred under the operating cash flow covenant contained in the Credit Facility. In addition, Amendment No. 2 (i) increased the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2002 and thereafter; (ii) requires that a minimum of 10% of the purchase price of future acquisitions greater than $5,000 be in the form of the Company's capital stock, and (iii) allowed for an investment of up to $3,000 in Genomics Collaborative, Inc. The amendment is not expected to have a material adverse effect on the Company's operations or strategies.

On November 29, 2000, the Company amended its Credit Facility dated December 16, 1999 ("Amendment No. 2"). Amendment No. 2 allowed for the Company to be in compliance with the Credit Facility by excluding from the covenant calculations cash and non-cash charges totaling approximately $17,500. These exclusions were comprised of a one time cash transaction and restructuring charges of up to $7,500 in connection with the acquisition of Inform DX, and nonrecurring non-cash charges of up to $10,000, including charges resulting from an increase in the accounts receivable reserve in connection with the acquisition of Inform DX, and potential asset impairment charges relating to good will and other intangibles of not more than $5,000. In addition, Amendment No. 2 (i) decreased the Company's operating cash flow requirements under the facility for the trailing twelve months ending December 31, 2001, and increased them thereafter;
(ii) increased the amount of allowable Capital Lease Obligations to $3,000; and
(iii) decreased the levels of acquisition purchase price used in the documentation requirements of the lenders. The amendment was obtained to cure a potential default for the year ended December 31, 2000 that otherwise would likely have occurred under the operating cash flow covenant contained in the Credit Facility.

There is the potential of $5,400 of charges in excess of the $17,500 allowed in Amendment No. 2 which results from the formalization of the Inform DX integration plans, and are expected to result in further synergies. These additional charges could have caused the Company to be in technical default of one or more of its covenants under its Credit Facility at the end of the first quarter of 2001. On March 29, 2001, the Company and its lenders executed an amendment ("Amendment No. 3") which excludes an additional $5,400, or $28,300, in total, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10,000. The Company will also be required to pay an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The maximum amount of the amendment fee would be $700.

All outstanding advances under the Credit Facility are due and payable on December 16, 2004. Interest is payable monthly at variable rates which are based, at the Company's option, on the Agents' base rate (9.5% at December 31, 2000) or the Eurodollar rate plus a premium that is based on the Company's quarterly ratio of total debt to cash flow. The amended Credit Facility also requires a commitment fee to be paid quarterly equal to 0.50% of the annualized unused portion of the total commitment. The Company has used a portion of the funds available under the amended Credit Facility to refinance previously outstanding indebtedness, to fund acquisitions and for working capital purposes. The Company intends to use the remaining availability for its acquisition program and working capital.

In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The following table summarizes the terms of the swaps:

  Notional Amount(in millions)            Fixed Rate              Term in Months           Maturity
             $45.0                           7.604%                    24                  10/07/02
             $30.0                           7.612%                    36                  10/06/03
             $30.0                           7.626%                    48                  10/05/04

The amended Credit Facility contains covenants which, among other things, require the Company to maintain certain financial operating ratios and impose certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the Credit Facility. The Company believes that it is in compliance with all of the covenants at December 31, 2000.

On February 2, 1998, the Company entered into a revolving line of credit agreement with Nations Bank providing available borrowings up to $5,000 that may be used for general corporate purposes including working capital and the funding of cash for acquisitions or affiliations with pathology practices. This revolving line of credit was increased to $9,000 in September 2000. The balance of this revolving line of credit was paid in full on December 1, 2000.

Note Payable to Bank

In October 1999, the Company assumed a long-term obligation pursuant to a promissory note agreement with a bank in connection with the Columbus Pathology Associates acquisition. The obligation is evidenced by an installment note bearing interest at fixed rate of 9.75% and maturing in 2004. The note is secured by certain assets of the acquired practice.

Letters of Credit

As of December 31, 2000, the Company had letters of credit outstanding totaling $1,186. The letters of credit secure payments under certain operating leases and expire at various dates in 2001 and 2002. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 1.7%.

14.  Lease Commitments

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 19. Future minimum lease commitments consisted of the following at December 31, 2000:

     2001                                              $ 4,203
     2002                                                3,915
     2003                                                3,265
     2004                                                2,121
     2005                                                2,003
     Thereafter                                          4,690
                                                       -------
                                                       $20,197
                                                       =======

In addition, certain owners of the Managed Practices are lessees of various equipment, auto and facility operating leases that are used in the operations of the business. Future payments under these leases are $4,412 of which the Company is responsible for their corresponding share as defined in the management service agreements. The Company's obligations, based upon their management fee percentage, are $705. In the event of termination of a management service agreement, any related lease obligations are also terminated or assumed by the Managed Practice.

The Company has entered into certain noncancelable subleases that reduce its total commitments under operating leases by $186.

Owned practices' rent expense under operating leases for the years ended December 31, 1998, 1999 and 2000 was $1,687, $2,228 and $4,104 respectively.

15.  Option Plan

The Company's 1996 Stock Option Plan (the "Option Plan") provides for the grant of options to purchase shares of common stock to key employees and others. The plan provides that the option price shall not be less than the fair market value of the shares on the date of the grant. All options granted under the Option Plan have 10 year terms and vest and become exercisable at the rate of 20% a year, following the date of grant. As part of the Inform DX acquisition, the Company assumed additional two option plans ("Additional Plans"). Options granted under the Additional Plans have varying exercisable rates.

The Company's Director Option Plan provides for the grant of options to purchase shares of common stock to Directors who are not employees of the Company. All options granted under the Director Option Plan have 10 year terms and are exercisable during the period specified in the agreement evidencing the grant of such Director Option. At December 31, 2000, 35,000 options have been granted under the Director Option Plan.

At December 31, 2000, 2,232,000 shares of common stock are reserved for issuance pursuant to options granted under the Option Plan, the Director Option Plan and the Additional Plans.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1998, 1999 and 2000:

                                                             1998     1999     2000
                                                            -----    -----    -----
Risk free interest rate
Dividend yield                                                6.5%     6.5%     6.5%
Volatility factors                                             --       --       --
Weighted average life (years)                               107.0%   120.0%   137.0%
                                                              4.1      4.1      4.2

Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1998, 1999 and 2000 were $10.65, $6.28 and $6.92 respectively

The pro forma net income per common share assuming the amortization of the estimated fair values over the option vesting period and diluted earnings per common share, had the fair value method of accounting for stock options been used, would have been as follows:

                                                               1998     1999    2000
                                                            -------  -------  ------
Pro forma net income attributable to common shareholders    $16,754  $19,612  $8,018
Pro forma diluted earnings per common share                 $  0.78  $  0.87  $ 0.33

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

A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 31, 2000 is presented below:

                                                Option Price Per Share
                                   Number       ----------------------
                                 of Shares    Low        High      Weighted
                                 ----------  ------   ---------    --------
Outstanding December 31, 1997    1,215,142   $ 1.11     $ 16.75    $  5.78
Granted in 1998                    254,050    14.06       14.06      14.06
Granted in 1998                      2,000    16.13       16.13      16.13
Granted in 1998                      1,000    11.38       11.38      11.38
Granted in 1998                      8,971     3.74        3.74       3.74
Granted in 1998                      1,461     6.22        6.22       6.22
Granted in 1998                      4,017    11.20       11.20      11.20
Granted in 1998                        201    18.67       18.67      18.67
Granted in 1998                     12,974    40.46       40.46      40.46
Cancelled in 1998                  (12,900)    8.33       16.75      11.45
Exercised in 1998                  (27,560)    8.33       10.00       8.98
                                 ---------
Outstanding December 31, 1998    1,459,356     1.11       40.46       7.46
Granted in 1999                     26,000     9.31        9.31       9.31
Granted in 1999                    259,500     7.63        7.63       7.63
Granted in 1999                      5,000     9.56        9.56       9.56
Granted in 1999                      2,000     9.16        9.16       9.16
Granted in 1999                      2,000     9.06        9.06       9.06
Granted in 1999                      9,000     7.75        7.75       7.75
Granted in 1999                     49,727    15.56       15.56      15.56
Granted in 1999                      3,736    40.46       40.46      40.46
Cancelled in 1999                  (41,800)   10.00       16.75      10.58
Exercised in 1999                   (8,000)    1.11        1.11       1.11
                                 ---------
Outstanding December 31, 1999    1,766,519     1.11       40.46       7.76
Granted in 2000                     50,000     8.13        8.13       8.13
Granted in 2000                    356,000     7.63        7.63       7.63
Granted in 2000                     17,000    16.88       16.88      16.88
Granted in 2000                     73,703    41.58       41.58      41.58
Cancelled in 2000                  (42,250)    7.63       14.06       9.64
Exercised in 2000                 (260,521)    1.11       15.56       5.96
                                 ---------
Outstanding December 31, 2000    1,960,451   $ 1.11     $ 41.58    $  9.30
                                 =========

The following table summarizes the information about options outstanding at December 31, 2000:

                                    Options Outstanding                             Options Exercisable
          -----------------------------------------------------------------------  ---------------------
                                                          Weighted
                                                           Average       Weighted               Weighted
                                                          Remaining      Average                Average
                    Range of               Number     Contractual Life   Exercise    Number     Exercise
                 Exercise Prices         Outstanding     (in years)       Price    Exercisable   Price
          -----------------------------  -----------  -----------------  --------  -----------  --------
                     $ 1.11                  123,600               3.6     $ 1.11      123,600    $ 1.11
                     $ 1.67                  360,011               5.1     $ 1.67      288,009    $ 1.67
                     $ 3.74                   11,702               7.1     $ 3.74        9,891    $ 3.74
                     $ 6.22                    1,461               7.3     $ 6.22        1,461    $ 6.22
                     $ 7.63                  583,500               8.9     $ 7.63       40,800    $ 7.63
                     $ 7.75                    9,000               8.9     $ 7.75        1,800    $ 7.75
                     $ 8.13                   50,000               9.0     $ 8.13           --        --
                     $ 8.33                  111,720               5.5     $ 8.33       69,600    $ 8.33

                     $ 9.06                    2,000               8.9     $ 9.06          400    $ 9.06
                     $ 9.31                   26,000               8.2     $ 9.31        5,200    $ 9.31
                     $ 9.56                    4,000               8.6     $ 9.56           --        --
                     $10.00                  236,200               6.5     $10.00      128,800    $10.00
                     $11.20                    4,017               7.4     $11.20        2,411    $11.20
                     $11.65                      600               7.5     $11.65           --        --
                     $14.06                  228,280               7.4     $14.06       91,000    $14.06
                     $15.56                   49,246               8.9     $15.56       23,420    $15.56
                     $16.13                    2,000               7.4     $16.13          800    $16.13
                     $16.63                    6,000               6.9     $16.63        3,600    $16.63
                     $16.75                   43,500               6.9     $16.63       26,100    $16.63
                     $16.88                   17,000               9.8     $16.88           --        --
                     $18.68                      201               7.5     $18.68          201    $18.68
                     $40.46                   16,710               7.8     $40.46       11,658    $40.46
                     $41.58                   73,703               8.5     $41.58       73,703    $41.58
                                           ---------                                   -------
                 $1.11 - $41.58            1,960,451               7.1     $ 9.30      902,454    $ 9.56
                                           =========                                   =======

As of December 31, 1998 and 1999 exercisable options were 499,845 and 860,366, respectively.

Warrants to purchase 38,867 and 16,226 shares of common stock were outstanding at December 31, 1999 and 2000, respectively, at exercise prices ranging from $0.01 to $0.30 per share. These warrants were issued in conjunction with certain indebtedness incurred by the Company. Holders of warrants do not have voting rights or any other rights as a shareholder of the Company.

In connection with indebtedness issued by the Company in 1997 (the "Junior Notes"), the Company issued warrants to purchase 16,066 shares of the Company's common stock to the holders of the Junior Notes. For each $10 Junior Note, the holder was issued a warrant to purchase 161 shares of common stock at $0.01 per share (the "Junior Warrants"). The Junior Warrants expire on December 24, 2002. A value of approximately $58 was allocated to these warrants which was included in deferred financing costs and additional paid-in capital in the accompanying consolidated financial statements.

16.  Redeemable Preferred Stock

This footnote describes the transactions regarding Inform DX's Series A Redeemable Preferred Stock (the "Preferred Stock"). All share amounts have been converted using the conversion ratio for the pooling transaction.

In 1998, Inform DX issued 395,471 shares of Preferred Stock at $40.46 per share. The Preferred Stock was convertible into common stock at the option of the holder. The conversion rate for the Preferred Stock was one share of common stock per share of Preferred Stock. The Preferred Stock was redeemable after May 20, 2003 at $40.46 per share. Net proceeds from the Preferred Stock sale were approximately $15,298 and were used to repay long-term obligations of the Inform DX and certain indebtedness assumed, including accrued interest. Proceeds received in excess of retired indebtedness were used to provide general working capital and funding for Company acquisitions.

Offering costs and expenses of approximately $702 were recorded against the aggregate preference value of the Preferred Stock and were being accreted over five years. Accretion for the period ended December 31, 2000 and 1999 was approximately $65 and $131 respectively.

The Preferred Stock voted on an as converted basis with the holders of Inform DX's common stock. The Preferred Stock contained a liquidation preference over all other classes of Inform DX's capital stock. Furthermore, holders of the Preferred Stock may have elected to treat certain transactions as liquidation events. Subject to certain conditions, the Preferred Stock also contained anti-dilution and preemptive rights. Each holder of shares of the Preferred Stock was entitled to receive, when and as declared by the Board of Directors, if at all, dividends on a parity with each holder of shares of common stock.

On June 30, 2000, Inform DX acquired Pathsource, Inc. in a stock for stock transaction accounted for as a purchase business combination. In connection with this acquisition, Inform DX provided for an induced conversion of the Preferred Stock. The induced conversion resulted in the issuance of 642,640 shares of common stock. Inform DX estimated, based on a third party valuation, the fair market value of its common stock at June 30, 2000 to be $6.22 per share. Based on this valuation, Inform DX recorded a charge for the induced conversion of approximately $1,500, or $6.22 per share times the additional common shares issued of 247,169.

17.  Employee Benefit Plans

Effective July 1, 1997, the Company consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the "401(k) Plan") covering substantially all eligible employees as defined in the 401(k) plan. The new 401
(k) Plan requires employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees' contributions up to a maximum of one thousand dollars per employee. The Company expensed matching contributions aggregating $379, $451 and $648 to the new plan in 1998, 1999 and 2000, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans which cover substantially all eligible employees of the acquired practices. The Company has not made any contributions from the dates of acquisition through December 31, 2000.

During 1999, the Company introduced a Supplemental Employee Retirement Plan ("SERP") which covers only selected employees. The SERP is a non-qualified deferred compensation plan which was established to aid in the retention of the non-selling physicians and other key employees. In 1999, the eligible participants were allowed to defer up to ten thousand dollars of compensation and/or eligible bonuses. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP for the years ended December 31, 1999 and 2000, were $428 and $20, and $484 and $76, respectively.

The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. In 1998, the Company matched 100% of the employee contributions up to 3% of employee contributions. In addition, the Company contributed 0.5% of qualifying compensation as a profit sharing distribution and 3% of qualifying compensation to the money purchase pension plan.

In 1999, the Company matched 100% of the first 3% of employee contributions and 50% of employee contributions between 3% and 5%. The amount expensed under all plans for Company contributions was approximately $536 and $765 in 1999 and 2000, respectively.

18.  Commitments and Contingencies

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

Internal Revenue Service Examination -- The Internal Revenue Service (the "IRS") conducted an examination of the Company's federal income tax returns for the tax years ended December 31, 1996 and 1997 and concluded during 2000 that no changes to the tax reported needed to be made. Although the Company believes it is in compliance with all applicable IRS rules and regulations, if the IRS should determine the Company is not in compliance in any other years, it could have a material adverse effect on the Company's financial position and results of operations.

Employment Agreements -- The Company has entered into employment agreements with certain of its management employees, which include, among other terms, noncompetitive provisions and salary benefits continuation.

19.  Related Party Transactions

Operating Leases -- The Company leases laboratory and administrative facilities used in the operations of eight practices from entities beneficially owned by some of the Company's common stockholders. The terms of the leases expire from 2000 to 2003 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $478, $644 and $1,140 in 1998, 1999 and 2000, respectively.

20.  Income Taxes

The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                         Year ended December 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
Current:
 Federal                                             $ 15,177   $ 17,465   $ 20,958
 State                                                  2,371      2,015      2,227
                                                     --------   --------   --------
    Total current provision                            17,548     19,480     23,185
                                                     --------   --------   --------
Deferred:
 Federal                                               (3,234)    (1,799)    (8,242)
 State                                                   (373)      (207)      (875)
                                                     --------   --------   --------
    Total deferred benefit                             (3,607)    (2,006)    (9,117)
                                                     --------   --------   --------
    Total provision for income taxes                 $ 13,941   $ 17,474   $ 14,068
                                                     ========   ========   ========

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:


                                                         Year ended December 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------    -------
Statutory federal rate                                   35.0%      35.0%      35.0%
State income taxes, net of federal
 income tax benefit                                       4.0        4.0        3.7
Non-deductible items, primarily amortization
 of goodwill                                              2.8        3.3        8.6
Non-deductible items, merger-related charges              0.0        0.0        4.8
Other                                                     1.5        1.2       (0.3)
                                                     --------   --------    -------
                                                         43.3%      43.5%      51.8%
                                                     ========   ========    =======

The following is a summary of the deferred income tax assets and liabilities as of December 31, 1999 and 2000:


                                                        December 31,
                                                     -------------------
                                                       1999       2000
                                                     --------   --------
Deferred tax assets (short term):
 Allowance for doubtful accounts                     $  6,093   $  8,479
 Accrued liabilities                                      884      1,499
                                                     --------   --------
   Deferred tax assets (short term)                     6,977      9,978
                                                     --------   --------
Deferred tax liabilities (short term):
 481 (a) adjustment                                    (1,571)    (1,385)
 Other                                                     (1)        --
                                                     --------   --------
 Deferred tax liabilities (short term)                 (1,572)    (1,385)
                                                     --------   --------
    Net short term deferred tax assets                  5,405      8,593
                                                     --------   --------
Deferred tax assets (long-term):
 Net operating loss                                     5,105      6,955
 Other                                                     --      1,255
                                                     --------   --------
 Deferred tax assets (long-term)                        5,105      8,210
   Less: valuation allowance                           (3,004)    (3,548)
                                                     --------   --------
   Net deferred tax assets (long-term)                  2,101      4,662
                                                     --------   --------
Deferred tax liabilities (long-term):
 Change from cash to accrual basis of accounting
  by the acquisitions                                  (1,355)    (1,178)
 Intangible assets acquired                           (62,837)   (67,059)
 Property and equipment                                  (430)      (471)
                                                     --------   --------
   Deferred tax liabilities (long-term)               (64,622)   (68,708)
                                                     --------   --------
    Net long-term deferred tax liability              (62,521)   (64,046)
                                                     --------   --------
Net deferred tax assets / (liabilities)              $(57,116)  $(55,453)
                                                     ========   ========

21.  Earnings Per Share

Earnings per share are computed and presented in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effects of Redeemable Preferred Stock are calculated using the as if converted method and the effects of stock options are calculated using the treasury stock method.

                                                                                        Years ended December 31,
                                                                                 --------------------------------------
                                                                                   1998          1999            2000
                                                                                 -------        -------        --------
Earnings Per Common Share:
   Net income attributable to common shareholders                                $18,168        $22,580         $11,488
                                                                                 -------        -------        --------

   Basic earnings per common share                                               $  0.87        $  1.03         $  0.49
                                                                                 -------        -------        --------
   Diluted earnings per common share                                             $  0.84        $  1.00         $  0.47
                                                                                 -------        -------        --------

   Basic weighted average shares outstanding                                      20,911         21,984          23,473
   Effect of dilutive stock options and contingent shares                            699            532             764
                                                                                 -------        -------        --------
   Diluted weighted average shares outstanding                                    21,610         22,516          24,237
                                                                                 =======        =======        ========

Options to purchase 333,405 shares,774,590 shares and 453,818 shares of common stock which were outstanding at December 31, 1998, 1999 and 2000, respectively, have been excluded from the calculation of diluted earnings per share for the respective years because their effect would be anti-dilutive. In addition, 395,471 shares of Preferred Stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 1998 and 1999 because their effect would be anti-dilutive. Warrants to purchase shares of 41,116 and 38,867 for the years December 31, 1998 and 1999, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

22.  Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 1998, 1999 and 2000:

                                                                             Years Ended December 31,
                                                                          ------------------------------
                                                                            1998       1999       2000
                                                                          --------   --------   --------
Assets acquired                                                           $ 98,263   $ 74,745   $ 64,633
Liabilities assumed                                                        (24,543)   (19,850)   (19,996)
Common stock issued                                                        (16,226)    (3,149)   (12,180)
                                                                          --------   --------   --------
Cash paid for acquisitions                                                  57,494     51,746     32,457
Less cash acquired                                                            (789)    (1,541)    (6,955)
                                                                          --------   --------   --------
  Net cash paid for acquisitions                                            56,705     50,205     25,502
Costs related to completed and pending acquisitions                          3,767      1,438       (573)
                                                                          --------   --------   --------
Cash paid for acquisitions and acquisition costs, net of cash acquired    $ 60,472   $ 51,643   $ 24,929
                                                                          ========   ========   ========

23.  Preferred Share Purchase Rights Plan

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

24.  Segment Reporting

The Company has two reportable segments, Owned and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships, the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangible, merger-related charges, asset impairment and related charges, interest expense, other income and expense and income taxes ("Operating Income"). In addition to the business segments above the Company evaluates certain corporate expenses which are not allocated to the business segments.

The following is a summary of the financial information for the business segments and corporate.

Owned                                                                    1998                   1999                  2000
- -----                                                                    ----                   ----                  ----
Net patient service revenue                                          $177,304               $233,269              $308,365
Operating income                                                       60,282                 73,676                94,346
Segment assets                                                        108,941                139,791               250,814

Managed
- -------
Net management service revenue                                        $16,012                $24,163               $21,729
Operating income (loss)                                                 2,731                  4,299                  (304)
Segment assets                                                         14,622                 15,533                18,723

Corporate
- ---------
Operating (expense)                                                  $(12,804)              $(15,676)             $(19,789)
Segment assets                                                        292,763                351,138               330,143
Elimination of Intercompany Accounts                                  (25,913)               (27,566)              (37,514)

25.  Subsequent Events

Contingent Note Payments -- Subsequent to December 31, 2000, the Company paid approximately $17,590 on contingent notes issued in connection with acquisitions.

26.  Quarterly Results of Operations (unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1999 and 2000. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and related Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Adjustments have been made to the quarterly financial statements to reflect the acquisition of Inform DX, which was accounted for as a pooling of interest, as more further described in Note 3, Mergers and Acquisitions. These adjustments are reflected in all line items below and for all quarters presented except the fourth quarter of 2000.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 1999 Calendar Quarters                        2000 Calendar Quarters
                                                ------------------------                      ------------------------
                                       First      Second        Third      Fourth    First      Second        Third      Fourth
                                      --------  -----------  -----------  --------  --------  -----------  -----------  --------
Net patient service revenue           $52,336      $55,406      $59,866   $65,661   $68,888      $74,372      $79,650   $85,455
Management service revenue              5,581        6,053        6,209     6,320     6,155        6,562        6,871     2,141
                                      -------      -------      -------   -------   -------      -------      -------   -------
     Net revenue                       57,917       61,459       66,075    71,981    75,043       80,934       86,521    87,596
                                      -------      -------      -------   -------   -------      -------      -------   -------
Operating costs and expenses:
 Cost of services                      26,950       28,377       31,638    35,720    36,950       38,826       42,415    45,199
 Selling, general and
  administrative expense               11,140       11,295       12,190    12,534    13,141       14,285       15,234    15,751
 Provision for doubtful accounts        5,963        6,578        6,005     6,743     7,103        8,349        8,868     9,720
 Amortization expense                   2,757        2,947        3,420     3,703     3,837        3,897        4,043     4,395
 Merger-related charges (1)                --           --           --        --        --           --           --     6,209
 Asset impairment and
  related charges (2)                      --           --           --        --        --        5,245           --     4,317
                                      -------      -------      -------   -------   -------      -------      -------   -------
    Total                              46,810       49,197       53,253    58,700    61,031       70,602       70,560    85,591
                                      -------      -------      -------   -------   -------      -------      -------   -------
Income from operations                 11,107       12,262       12,822    13,281    14,012       10,332       15,961     2,005
Interest expense                       (1,973)      (2,175)      (2,580)   (2,845)   (3,418)      (3,558)      (3,657)   (4,743)
Other income (expense), net                55           47           95        89        63           50           91        22
                                      -------      -------      -------   -------   -------      -------      -------   -------
Income (loss) before income taxes       9,189       10,134       10,337    10,525    10,657        6,824       12,395    (2,716)
Provision for income taxes              4,057        4,394        4,540     4,483     4,559        3,852        5,159       498
                                      -------      -------      -------   -------   -------      -------      -------   -------
Net income                              5,132        5,740        5,797     6,042     6,098        2,972        7,236    (3,214)
Induced conversion and accretion
  of redeemable preferred stock           (33)         (33)         (33)      (32)      (34)      (1,570)          --        --
                                      -------      -------      -------   -------   -------      -------      -------   -------
Net income attributable to common
  stockholders                        $ 5,099      $ 5,707      $ 5,764   $ 6,010   $ 6,064      $ 1,402      $ 7,236   $(3,214)
                                      =======      =======      =======   =======   =======      =======      =======   =======
Per share data:
 Basic earnings per common share         $.23         $.26         $.26      $.27     $. 27         $.06         $.30     $(.13)
                                      =======      =======      =======   =======   =======      =======      =======   =======
 Diluted earnings per common share       $.23         $.26         $.25      $.26     $. 27         $.06         $.29     $(.13)
                                      =======      =======      =======   =======   =======      =======      =======   =======

(1) In connection with the Inform DX merger, the Company recorded $6,209 of costs as they related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations.

(2) In connection with the loss of two hospital contracts and an ambulatory care facility contract in Cleveland, Ohio, the Company recorded a non-recurring charge of $5,245 in the second quarter of 2000. In connection with Quest Diagnostics termination of its contract in South Florida and the loss of a renewable contract with a hospital in South Florida, the Company recorded a non-recurring charge of $4,317 in the fourth quarter of 2000. The charge was based upon the remaining projected cash flows from these contracts in which the Company determined that the intangible assets that were recorded from acquisitions in these areas had been impaired.

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

                                 Exhibit Index

Ex #                          Exhibit Description

  2.2 Agreement and Plan of Merger by and among Ameripath, Inc. AMP Merger Corp., and Pathology Consultants of America, Inc. (D/B/A Inform DX), dated as of November 7, 2000

10.45 Amendment No. 2, dated November 29, 2000, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders

10.46 Registration Rights Agreement, dated November 30, 2000, among the Company and PCA's Shareholders and Warrant Holders

 21.1     Subsidiaries of AmeriPath

 23.1     Independent Auditors' Consent of Deloitte & Touche LLP

 23.2     Independent Auditors' Consent of Ernst & Young LLP