Form 10-Q
period 2001-03-31
AMERIPATH INC
filed 2001-05-15
CIK 1027532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                 AMERIPATH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 65-0642485
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

7289 Garden Road, Suite 200, Riviera Beach, Florida                    33404
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

                                 Yes [X]   No [ ]

The registrant had 25,163,605 shares of common stock, $.01 par value, outstanding as of May 11, 2001.

                        AMERIPATH, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                     March 31, 2001 (Unaudited) and December 31, 2000                     3

                  Condensed Consolidated Statements of Operations for the
                     Three Months Ended March 31, 2001 and 2000 (Unaudited)               4

                  Condensed Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 2001 and 2000 (Unaudited)               5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)     6-11

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                   12-29

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             29

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      30

         Item 2.  Changes in Securities and Use of Proceeds                              30

         Item 6.  Exhibits and Reports on Form 8-K                                       30

SIGNATURES                                                                               31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  March 31,        December 31,
             ASSETS                                  2001              2000
                                                  ---------        ------------
                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                     $   4,147         $   2,418
    Accounts receivable, net                         77,060            70,939
    Inventories                                       1,507             1,406
    Other current assets                             11,272            11,446
                                                  ---------         ---------
         Total current assets                        93,986            86,209
                                                  ---------         ---------
PROPERTY AND EQUIPMENT, NET                          23,840            23,580
                                                  ---------         ---------
OTHER ASSETS:
    Goodwill, net                                   189,709           177,263
    Identifiable intangibles, net                   266,008           268,627
    Other                                             6,440             6,487
                                                  ---------         ---------
         Total other assets                         462,157           452,377
                                                  ---------         ---------
TOTAL ASSETS                                      $ 579,983         $ 562,166
                                                  =========         =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses         $  41,018         $  35,712
    Current portion of long-term debt                 1,076             1,055
    Other current liabilities                        10,389             8,627
                                                  ---------         ---------
         Total current liabilities                   52,483            45,394
                                                  ---------         ---------
LONG-TERM LIABILITIES:
    Revolving loan                                  201,999           197,216
    Long-term debt                                    3,349             3,476
    Other liabilities                                 8,743             2,369
    Deferred tax liability                           62,746            64,046
                                                  ---------         ---------
         Total liabilities                          329,320           312,501
                                                  ---------         ---------
STOCKHOLDERS' EQUITY:
    Common stock                                        249               247
    Additional paid-in capital                      189,979           188,050
    Accumulate other comprehensive loss              (4,174)             --
    Retained earnings                                64,609            61,368
                                                  ---------         ---------
         Total stockholders' equity                 250,663           249,665
                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 579,983         $ 562,166
                                                  =========         =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001            2000
                                                       --------        --------
NET REVENUES:
   Net patient service revenue                         $ 91,724        $ 68,888
   Net management service revenue                         7,021           6,155
                                                       --------        --------
        Total net revenues                               98,745          75,043
                                                       --------        --------
OPERATING COSTS AND EXPENSES:
   Cost of services                                      48,432          36,950
   Selling, general and administrative expenses          17,218          13,141
   Provision for doubtful accounts                       10,658           7,103
   Amortization expense                                   4,526           3,837
   Merger-related charges                                 7,103            --
                                                       --------        --------
        Total operating costs and expenses               87,937          61,031
                                                       --------        --------
INCOME FROM OPERATIONS                                   10,808          14,012
                                                       --------        --------
OTHER INCOME (EXPENSE):
   Interest expense                                      (4,742)         (3,418)
   Other, net                                                24              63
                                                       --------        --------
        Total other expense                              (4,718)         (3,355)
                                                       --------        --------
INCOME BEFORE INCOME TAXES                                6,090          10,657

PROVISION FOR INCOME TAXES                                2,849           4,559
                                                       --------        --------
NET INCOME                                                3,241           6,098

Accretion of redeemable preferred stock                    --               (34)
                                                       --------        --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS            $  3,241        $  6,064
                                                       ========        ========
BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                     $   0.13        $   0.27
                                                       ========        ========
   Basic weighted average shares outstanding             24,809          22,275
                                                       ========        ========
DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                   $   0.12        $   0.27
                                                       ========        ========
   Diluted weighted average shares outstanding           25,983          22,825
                                                       ========        ========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                    2001             2000
                                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  3,241         $  6,098
   Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation and amortization                                                    6,128            5,007
    Loss on disposal of assets                                                         (12)              (5)
    Deferred income taxes                                                           (1,300)            (500)
    Provision for doubtful accounts                                                 10,658            7,103
    Merger-related charges                                                           7,103             --
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                              (16,780)         (10,265)
      (Increase) / decrease in inventories                                            (101)             281
      Decrease in other current assets                                                  62              123
      (Increase) / decrease in other assets                                            (76)             137
      Increase in accounts payable and accrued expenses                              4,271            4,039
    Pooling merger-related charges paid                                             (1,528)            --
                                                                                  --------         --------
                 Net cash provided by operating activities                          11,666           12,018
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                           (2,069)          (1,567)
    Merger-related charges paid                                                        (97)            (213)
    Cash paid for acquisitions and acquisition costs, net of cash acquired            (236)            (407)
    Payments of contingent notes                                                   (13,401)         (12,036)
                                                                                  --------         --------
                 Net cash used in investing activities                             (15,803)         (14,223)
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                             1,109              106
    Debt issuance costs                                                               --                 (4)
    Principal payments on long-term debt                                               (26)            (106)
    Net borrowings under revolving loan                                              4,783            1,200
                                                                                  --------         --------
                 Net cash provided by financing activities                           5,866            1,196
                                                                                  --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,729           (1,009)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,418            1,713
                                                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  4,147         $    704
                                                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                                      $  4,508         $  3,454
    Income taxes                                                                  $    401         $  1,834
Contingent stock issued                                                           $    822             --

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its Subsidiaries (collectively, "AmeriPath" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results which may be reported for the full year. On November 30, 2000, the Company acquired Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). In connection with the acquisition, the Company issued approximately 2.6 million shares of common stock in exchange for all the outstanding common stock of Inform DX. In addition, the Company assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock options and warrants. This transaction was accounted for as a pooling of interests. All prior year information has been restated to reflect the acquisition of Inform DX.

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provided the staff's views in applying GAAP to selected revenue recognition issues. In June 2000, SAB 101 was amended by SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of the provisions of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $3.0 million (net of tax of $2.0 million) in accumulated other comprehensive loss on January 1, 2001. See Notes 9 and 10 to the unaudited condensed consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on the financial conditions or results of operations of the Company.

NOTE 2 - ACQUISITIONS

There were no acquisitions made in the first quarter of 2001.

The accompanying financial statements include the results of operations of the Company's 2000 acquisitions from the date acquired through March 31, 2000. The allocation of the purchase price of some of the 2000 acquisitions are preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains such final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the three months ended March 31, 2000, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the three months ended March 31, 2000 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the three months ended March 31, 2001, since there were no acquisitions made during the first three months of 2001. These amounts are in thousands, except per share amounts.

                                                      Pro Forma (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                                2000
                                                      ---------------------
Net revenues                                                   $ 81,147
                                                               ========
Net income attributable to common stockholders                 $  7,406
                                                               ========
Diluted earnings per common share                              $   0.28
                                                               ========

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                     March 31, 2001
                                                                                  Amortization Periods
                                                                                        (Years)
                                                                                 ----------------------
                                              March 31,       December 31,                     Weighted
                                                2001              2000           Range         Average
                                              ----------       ----------        -----         --------
Hospital contracts                            $  211,738       $  211,738        25-40           32.3
Physician client lists                            71,447           71,447        10-30           20.6
Laboratory contracts                               4,543            4,543          10            10.0
Management service agreement                      11,379           11,214          25            25.0
                                              ----------       ----------
                                                 299,107          298,942
Accumulated amortization                         (33,099)         (30,315)
                                              ----------       ----------
Identifiable intangibles, net                 $  266,008       $  268,627
                                              ==========       ==========

Goodwill                                      $  207,419       $  193,231        10-35           30.6
Accumulated amortization                         (17,710)         (15,968)
                                              ----------       ----------
Goodwill, net                                 $  189,709       $  177,263
                                              ==========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 29.6 years.

NOTE 4 - MERGER-RELATED CHARGES

In connection with the Inform DX merger and other previous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs. During the first quarter of 2001, the Company recorded merger-related costs totaling $7.1 million related to the Inform DX merger. As part of the Inform DX acquisition, the Company is closing or consolidating certain facilities.

A reconciliation of the activity for the quarter ended March 31, 2001 with respect to the merger-related reserves is as follows:

                                          Balance        Statement of                           Balance
                                        December 31,      Operations                           March 31,
                                            2000            Charges           Payments            2001
                                        ------------     ------------         --------         ---------
Transaction costs                          $1,726            $2,863           $(1,189)          $ 3,400
Employee termination costs                  1,417             4,240              (400)            5,257
Lease commitments                           2,128                --               (36)            2,092
Other exit costs                              263                --                --               263
                                           ------            ------           --------          -------
Total                                       5,534            $7,103           $(1,625)           11,012
                                                             ======           ========
Less: portion included in
current liabilities                        (3,165)                                               (6,443)
                                           ------                                               -------
Total included in other
liabilities                                $2,369                                                $4,569
                                           ======                                                ======

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (Continued)

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

In September 2000, the Company made a $1 million investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. As of March 31, 2001, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of our investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's balance sheet. At March 31, 2001, there were no unrealized gains or losses associated with this investment.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Liability Insurance -- The Company is insured with respect to general liability on an occurrence basis and medical malpractice risks on a claims made basis. The Company records an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 2000, the Company changed its medical malpractice carrier and the Company is currently in a dispute with its former insurance carrier on an issue related to the applicability of surplus insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute would not have a material adverse effect on the Company's financial position or results of operations.

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

Employment Agreements - The Company has entered into employment agreements with certain of its management employees, which include, among other terms, noncompetition provisions and salary continuation benefits.

NOTE 7 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share, which excludes the effects of any dilutive

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (Continued)

common equivalent shares that may be outstanding, such as shares issuable upon the exercise of stock options and warrants, is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding at various times during the respective periods presented. The dilutive effects of stock options and warrants are calculated using the treasury stock method.

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2001           2000
                                                        -------        -------
Earnings Per Common Share:
   Net income                                           $ 3,241        $ 6,064
                                                        =======        =======
   Basic earnings per common share                      $  0.13        $  0.27
                                                        =======        =======
   Diluted earnings per common share                    $  0.12        $  0.27
                                                        =======        =======

   Basic weighted average shares outstanding             24,809         22,275
   Effect of dilutive stock options and warrants          1,174            550
                                                        -------        -------
   Diluted weighted average shares outstanding           25,983         22,825
                                                        =======        =======

Options to purchase 84,629 shares and 764,805 shares of common stock which were outstanding at March 31, 2001 and 2000, respectively, have been excluded from the calculation of diluted earnings per share for the respective years because their effect would be anti-dilutive. In addition, 395,471 shares of Preferred Stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2000 because their effect would be anti-dilutive. Warrants to purchase 38,867 shares for the three months ended March 31, 2000, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 8 - LONG TERM DEBT

On March 29, 2001, the Company and its lenders executed an amendment ("Amendment No. 3") to its Credit Facility, dated December 16, 1999, which excluded an additional $5.4 million, or $28.3 million in total, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company will also be required to pay an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The amendment fee will be approximately $600,000. The amendment is not expected to have an adverse effect on the Company's operations or strategies.

NOTE 9 - INTEREST RATE RISK MANAGEMENT

The Company utilizes interest rate swap contracts to effectively convert a portion of its floating-rate obligations to fixed-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the related interest rate swap agreement is reflected in other comprehensive loss with the corresponding liability being recorded as a component of other liabilities on the

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (Continued)

condensed consolidated balance sheet. The Company has no ineffectiveness with regard to its interest rate swap contracts as each interest rate swap agreement meets the criteria for accounting under the short-cut method as defined in SFAS 133 for cash flow hedges of debt instruments. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility and are not held or issued for trading purposes. The Company is required by the terms of its Credit Facility to keep some form of interest rate protection in place. The effectiveness of the strategies will be monitored, measuring the intended benefit or cost of protection against the actual market conditions.

NOTE 10 - COMPREHENSIVE LOSS

The Company includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. For the three months ended March 31, 2001, comprehensive loss was approximately $900,000. This includes a transition adjustment recorded on January 1, 2001 of $3.0 million (net of tax of $2.0 million). The difference between net income and comprehensive loss for the three months ended March 31, 2001, is as follows (in thousands):

Net income                                                       $ 3,241
Change in fair value of derivative financial instruments,
   net of tax of $2,753                                           (4,174)
                                                                 -------
Comprehensive loss                                               $   933
                                                                 =======

NOTE 11 - SEGMENT REPORTING

The Company has two reportable segments, Owned and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, interest expense, other income and expense and income taxes ("Operating Income"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

The following is a summary of the financial information for the three months ended March 31 for the business segments and corporate.

Owned                                          2001              2000
-----                                       ---------         ---------
Net patient service revenue                 $  91,724         $  68,888
Operating income                               27,326            21,462
Segment assets                                275,800           162,885

Managed
-------
Net management service revenue              $   7,021         $   6,155
Operating income                                1,129             1,006
Segment assets                                 20,208            15,053

Corporate
---------
Operating loss                              $  (6,018)        $  (4,619)
Segment assets                                313,796           339,940
Elimination of intercompany accounts          (29,821)          (27,571)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company paid approximately $8.1 million on contingent notes issued in connection with previous acquisitions as additional purchase price.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading national provider of cancer diagnostics, genomic, and related information services. Since the first quarter of 1996, the Company has completed the acquisition of 49 physician practices (the "Practices") located in 21 states. These practices are either directly owned by the Company or managed by the Company through one of its subsidiaries. This includes the acquisition of Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). The Inform DX transaction was accounted for as a pooling of interests and therefore all prior year information has been restated to reflect the acquisition of Inform DX. As a result of the Inform DX acquisition, the Company now manages several practices through which it derives management fees. The Company's 419 pathologists provide medical diagnostic services in outpatient laboratories owned, operated and managed by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 413 are board certified in anatomic and clinical pathology, and 190 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

Under the management or equity model, the Company acquires certain assets of and operates pathology practices under long-term service agreements with affiliated physician groups (the "Managed Practices"). The Company provides facilities and equipment as well as administrative and technical support for the affiliated physician groups under service agreements. Through its ownership or employment model, the Company acquires a controlling equity interest in the pathology practice (the "Owned Practices").

As of March 31, 2001, the Company and the Managed Practices had contracts with a total of 237 hospitals to manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts are exclusive provider relationships of the Company and the Managed Practices. The Company and the Managed Practices also have 42 licensed outpatient laboratories.

The Company manages and controls all of the non-medical functions of the practices, including: (i) recruiting, training, employing and managing the technical and support staff of the practices; (ii) developing, equipping and staffing laboratory facilities; (iii) establishing and maintaining courier services to transport specimens; (iv) negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors; (v) providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services; and (vi) with respect to the Company's ownership and operation of anatomic pathology laboratories, providing slide preparation and other technical services. The Company is not licensed to practice medicine.

The Company has commenced its transition to becoming a fully integrated healthcare diagnostic information provider, which includes the Company's development of new ways to generate additional revenues through leveraging the Company's personnel, technology and resources. Two examples of such endeavors (one with Genomics Collaborative, Inc. and one with Ampersand Medical of Chicago) are described below. Although the Company believes that such new endeavors are promising, there can be no assurance that they will be profitable.

During the second quarter of 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes the Company's national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI were not material to the Company's operations during 2000. The Company is working with GCI to develop procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. Failure to comply with such regulations could result in adverse consequences including potential liability of the Company. On September 15, 2000, the Company made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01.

On March 27, 2001, the Company announced an agreement with Ampersand Medical of Chicago ("Ampersand") which illustrates another example of leveraging the Company's existing resources. In this alliance, AmeriPath will be performing clinical trial work for Ampersand's cytology platform that utilizes proteomic biomarkers to help pathologists and cytologists identify abnormal and cancerous cells in pap smears and other body fluids, such as sputum and urine. The Company will be paid on a fee-for-service basis for each clinical trial we conduct. The agreement also calls for the Company to assist Ampersand with the development of associated products and tests. The Company would receive equity in Ampersand for the developmental work and would be entitled to royalty payments based on future sales of these products and tests. AmeriPath is particularly excited about the prospects for a new test for human papilloma virus or HPV, which causes over 99% of all cervical dysplasia and cancer. This new test involves the application of genomic and proteomic markers directed against the specific oncogenes and oncoproteins of HPV that are directly responsible for the virus' ability to cause cancer. Preliminary studies indicate superior performance of these markers compared to currently available tests.

Net Revenues

AmeriPath derives its net revenue primarily from the operations of the Owned and Managed Practices. Net revenue was comprised of net patient service revenue from our Owned Practices and net management service revenue from our Managed Practices.

Net patient revenues. The majority of services furnished by the Company's pathologists are anatomic pathology diagnostic services. Medicare reimbursement for these services represented approximately 22% of the Company's cash collections at March 31, 2001 and 2000. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net patient revenue differs from amounts billed for services due to:

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

Virtually all of the Company's net patient service revenue is derived from the Practices' charging for services on a fee-for-service basis. Accordingly, the Company assumes the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require AmeriPath to borrow funds to meet its current obligations or may otherwise have a material adverse effect on AmeriPath's financial condition and results of operations. In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, AmeriPath bills non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare patients, the pathologist is typically paid a director's fee or a "Part A" fee by the hospital. Hospitals and third party payors are continuing to increase pressure to reduce the payment of these clinical professional component billing charges and "Part A" fees, and in the future the Company may sustain substantial decreases in these payments.

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

In July 1999, HCFA announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice relative value units ("RVUs"), which should not significantly change reimbursement; and
(b) the 1997 regulations required HCFA to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The BBA provided for a four-year transition period. HCFA has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1999 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by HCFA to be 8%, however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase is 16.6% for a common CPT code 88305. On August 10, 2000, the Final Update to the 2000 Medicare Physician Fee Schedule Database was published by HFCA. The changes included increases to various codes including CPT code 88305. Increases vary by region and averaged 5.7%.

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

Due to the implementation of the hospital outpatient prospective payment system ("PPS"), effective as of January 1, 2001, independent pathology laboratories providing services to hospital outpatients generally will no longer be able to bill Medicare for the technical component ("TC") of those services. Rather, they will need to bill the hospital for the TC. The hospital will be reimbursed as part of the new Ambulatory Payment Classification ("APC") payment system. This change will require new billing arrangements to be made with the hospitals which may result in an increase in the amount of time necessary for collections and reduction in the amounts paid. The actual change in revenue has not been determined due to current negotiations in progress with the hospitals. There can be no assurance that these changes will not have an adverse effect on the Company.

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

Net management service revenue. Net management service revenue is based on a predetermined percentage of net operating income of the practices managed by the Company plus reimbursement of certain practice expenses as defined in each management service agreement. Management fees are recognized at the time the physician group revenue is recorded by the physician group.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Changes in the results of operations between the three month periods ended March 31, 2001 and 2000 are due primarily to the various acquisitions which were consummated by the Company subsequent to March 31, 2000. References to "same store" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and expanded ancillary testing services added to existing practices. During the first three months of 2001, the Company completed no acquisitions.

PERCENTAGE OF NET REVENUE

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                           Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                           2001           2000
                                                          ------         ------
NET REVENUES                                              100.0%         100.0%
                                                          ------         ------
OPERATING COSTS AND EXPENSES:
   Cost of services                                        49.0%          49.2%
   Selling, general and administrative expenses            17.4%          17.5%
   Provision for doubtful accounts                         10.8%           9.5%
   Amortization expense                                     4.6%           5.1%
   Merger-related charges                                   7.2%             --
                                                          ------         ------
        Total operating costs and expenses                 89.0%          81.3%
                                                          ------         ------
INCOME FROM OPERATIONS                                     11.0%          18.7%
                                                          ------         ------
   Interest expense and other, net                          4.8%           4.5%
                                                          ------         ------
INCOME BEFORE INCOME TAXES                                  6.2%          14.2%

PROVISION FOR INCOME TAXES                                  2.9%           6.1%
                                                          ------         ------
NET INCOME                                                  3.3%           8.1%
                                                          ======         ======

Net Revenues

Net revenues increased by $23.7 million, or 31.6%, from $75.0 million for the three months ended March 31, 2000, to $98.7 million for the three months ended March 31, 2001. Same store net revenue increased $11.3 million or 15% from $75.0 million for the three months ended March 31, 2000 to $86.3 million for the three months ended March 31, 2001, including approximately $1.2 million related to the increase in Medicare reimbursement. Same store outpatient revenue increased $6.6 million, or 23%, same store hospital revenue increased $3.7 million, or 9%, and same store management service revenue increased $900,000, or 14%, compared to the same period of the prior year. The remaining increase in revenue of $12.4 million resulted from the operations of laboratories acquired during the year 2000.

During the three months ended March 31, 2001, approximately $7.2 million, or 7%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). Effective December 31, 2000, Quest terminated AmeriPath's pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during the fourth quarter AmeriPath discontinued its Quest work in San Antonio. These decisions by Quest and/or LabCorp to discontinue or redirect pathology services, at any or all of its practices, or the Company's decision to discontinue processing work from the national labs, could have a material adverse effect on AmeriPath's financial position and results of operations.

In addition, approximately $12.9 million, or 13%, of the Company's net revenue is derived from 27 hospitals operated by HCA-The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Closures and/or sales of HCA hospitals and/or terminations of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations.

Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $11.5 million, or 31.1%, from $36.9 million for the three months ended March 31, 2000 to $48.4 million for the same period in 2001. Cost of services, as a percentage of net revenues, decreased slightly from 49.2% for the three months ended March 31, 2000 to 49.0% in the comparable period of 2001. Gross margin increased from 50.8% in the three months ended March 31, 2000 to 51.0% in 2001.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 17.5% for the three months ended March 31, 2000 to 17.4% for the same period of 2001, as the Company continues to implement measures to better control these costs and continued to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues, however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations.

Selling, general and administrative expenses increased by $4.1 million, or 31.0%, from $13.1 million for the three months ended March 31, 2000 to $17.2 million for the comparable period of 2001. Of this increase, approximately $1 million was attributable to the increase in billing and collection costs and approximately $600,000 attributable to the acquisitions the Company completed after March 31, 2000. The remaining increase was due primarily to increased staffing levels in marketing, human resources, accounting and salary increases effected during the fourth quarter of 2000, and costs incurred to expand the Company's administrative support infrastructure and to enhance the Company's information systems support services. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company's penetration in the urology, gastroenterology and oncology markets. The Company's objective is to achieve annual same practice net revenue growth in excess of 10%, however, there can be no assurance that the Company will achieve this objective.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $3.6 million, or 50.0%, from $7.1 million for the three months ended March 31, 2000, to $10.7 million for the same period in 2001. The provision for doubtful accounts as a percentage of net revenues was 9.5% and 10.8% for the three month periods ended March 31, 2000 and 2001, respectively. This increase was principally driven by price increases implemented earlier in the year.

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

Amortization Expense

Amortization expense increased by $689,000, or 17.9%, from $3.8 million for the three months ended March 31, 2000, to $4.5 million for the same period of 2001. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired after March 31, 2000, and payments made on the contingent notes, as well as a reduction in the weighted average amortization periods from 31 to 30 years. Amortization expense is expected to increase in the future as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

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

Merger-related Charges

The merger-related charges of $7.1 million for the three months ended March 31, 2001 relate to AmeriPath's acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the consolidation or closing of the overlapping operations of Inform DX in New York and Pennsylvania. AmeriPath effectively closed the Nashville office March 31, 2001 and based on its current plans expects to complete the integration of the New York and Pennsylvania operations by the end of July 2001. The restructuring of the combined operations of AmeriPath and Inform DX are expected to result in potential annual operating synergies of up to $5 million. Since the majority of the positive effect of such savings on operations will not begin to be realized until the second half of 2001, AmeriPath expects the acquisition of Inform DX to be nominally dilutive for the first six months and accretive for the year 2001.

Income from Operations and Net Income

Income from operations decreased $3.2 million, or 22.9%, from $14.0 million for the three months ended March 31, 2000, to $10.8 million in the same period of 2001. Without the merger-related charges, income from operations would have increased by $3.9 million, or 27.8%, to $17.9 million.

Net income for the three months ended March 31, 2001 was $3.2 million, a decrease of $2.8 million, or 46.6%, over the same period in 2000. Diluted earnings per share for the three months ended March 31, 2001 decreased to $0.12 from $0.27 for the comparable period of 2000, based on 26.0 million and 22.8 million weighted average shares outstanding, respectively. Diluted earnings per share would have been $0.30 without the merger-related charge.

Interest Expense

Interest expense increased by $1.3 million, or 38.7%, from $3.4 million for the three months ended March 31, 2000, to $4.7 million for the same period in 2001. The majority of this increase was attributable to the higher average amount of debt outstanding during the three months ended March 31, 2001. For the three months ended March 31, 2001, average indebtedness outstanding was $207.3 million, compared to average indebtedness of $170.8 million outstanding in the same period of 2000. The Company's effective interest rate was 9.2% and 8.0% for the three month periods ended March 31, 2001 and 2000, respectively. Although there have seen some declines in interest rates in the first quarter of 2001, $105 million of the credit facility is hedged with an interest rate swap which is at a fixed rate of roughly 10%, while the remaining balance of the credit facility floats with LIBOR.

Provision for Income Taxes

The effective income tax rate was approximately 42.8% and 46.8% for the three month period ended March 31, 2000 and 2001, respectively. Generally, the effective tax rate is higher than AmeriPath's statutory rates primarily due to the non-deductibility of the goodwill amortization and section 481(a) adjustments (cash to accrual) related to the Company's acquisitions. In addition, for the three-month period ended March 31, 2001 the Company had non-deductible merger-related charges, which further increased the effective tax rate. The effective tax rate for the three-month period ended March 31, 2001, excluding these items would have been approximately 41.5%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of approximately $41.5 million, an increase of $0.7 million from the working capital of $40.8 million at December 31, 2000. The increase in working capital was due primarily to increases in net accounts receivable of $6.1 million and cash and cash equivalents of $1.7 million offset by an increase in accounts payable and accrued expenses of $7.1 million.

For the three month periods ended March 31, 2000 and 2001, cash flows from operations were $12.0 million, 16% of net revenue, and $11.7 million, 12% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $1.5 million, cash flow from operations would have been $13.2 million. For the three months ended March 31, 2001, cash flow from operations and borrowings under the Company's Credit Facility were used to make contingent note payments of $13.4 million and acquire $2.1 million of property and equipment.

At March 31, 2001, the Company had $28.0 million available under its Credit Facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $230 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of March 31, 2001, $202.0 million was outstanding under the revolving loan with an annual effective interest rate of 8.65%.

In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk for details on these new swap agreements. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and they are not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep some form of interest rate protection in place. At March 31, 2001, the Company believes that it is in compliance with the covenants of the credit facility.

On March 29, 2001, the Company and its lenders executed an amendment ("Amendment No. 3") to its Credit Facility, dated December 16, 1999, which excluded an additional $5.4 million, or $28.3 million in total, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company will also be required to pay an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The amendment fee will be approximately $600,000.The amendment is not expected to have an adverse effect on the Company's operations or strategies.

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

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions.

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

RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Form 10Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties may assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure our contractual and other arrangements. Alternatively, some of our existing contracts could be found to be illegal and unenforceable. In addition, expansion of our operations to other "corporate practice" states may require structural and organizational modification to the form of relationship that we currently have with physicians, affiliated practices and/or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the corporate practice of medicine laws, the physician practices with which we are affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, we are seeking to acquire or affiliate with established and reputable practices in our target geographic markets. We believe that we are in compliance with these laws and intend to comply with any state and federal laws that may affect our development of integrated health care delivery networks. Nevertheless, a review of our business by courts or regulatory authorities could adversely affect our business, financial condition or results from operations.

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

Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA is under investigation with respect to such practices. We operate laboratories on behalf of and have numerous contractual agreements with hospitals, including 28 pathology service contracts with HCA hospitals as of March 31, 2001. The government's ongoing investigation of HCA could result in a governmental investigation of one or more of our operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by us. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may have other effects which could materially and adversely affect us, including termination or amendment of one or more of our contracts or the sale of hospitals potentially disrupting the performance of services under such contracts. In addition, in certain instances indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

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

Moreover, the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services (e.g., the billing codes used), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests, which comprise only a portion of our revenues. Although the scope of this initiative could expand, it is not possible to predict whether or in what direction the expansion might occur. We believe that our practices are proper and do not include any allegedly improper practices now being examined. However, the government could broaden its initiative to focus on the type of services furnished by us and, if this were to happen, we might be required to repay money.

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

Our hospital contracts typically have terms of one to five years from their date of execution and automatically renew for additional terms of one year unless otherwise terminated by either party. The contracts generally provide that the hospital may terminate the agreement prior to the expiration of the initial or any renewal term. Loss of any particular hospital contract would not only result in a loss of net revenue to us under that contract, but may also result in a loss of outpatient net revenue that may be derived from our relationship with the hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. As of March 31, 2001, our practices had contracts with 237 hospitals, of which the majority are exclusive, and 28 of which are executed with HCA. Such contracts with hospitals may be terminated or may not be renewed in the future.

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

The integration of additional practices typically requires the implementation and centralization of purchasing, accounting, human resources, management information systems, cash management and other systems, which may be difficult, costly and time-consuming. Our operating results in fiscal quarters immediately following a new practice affiliation may be adversely affected while we attempt to complete the integration process. We may encounter significant unanticipated costs or other problems associated with the future integration of practices into our combined network of affiliated practices. Future affiliations could have a material adverse effect on our business, financial condition and results of operations, particularly during the period immediately following completion of such affiliations.

We may inherit significant liabilities from practices that we acquire.

We perform due diligence investigations with respect to potential liabilities of acquired and affiliated practices and obtain indemnification with respect to liabilities from the sellers of such practices. Nevertheless, undiscovered claims may subsequently arise and liabilities for which we become responsible may be material or may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, through our corporate compliance program, we regularly review each practice's compliance with federal and state health care laws and regulations and revise, as appropriate, the operations, policies and procedures of our practices to conform to our policies and procedures and applicable law. While we believe that the operations of our practices prior to their acquisition were generally in compliance with such laws and regulations, we cannot assure you that the prior operations of such practices were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although we maintain an active compliance program, it is possible that the government might challenge some of our current practices as not being in full compliance with such laws. A violation of such laws by a practice could result in civil and criminal penalties, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

We have significant contingent liabilities payable to many of the sellers of practices that we recently acquired.

In connection with our practice acquisitions, we typically agree to pay to sellers of the practices additional consideration in the form of debt obligations, payment of which is contingent upon the practice achieving certain specified profitability criteria over periods ranging from three to five years from the date of acquisition. The principal amount and accrued interest of the contingent amount to be paid cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of December 31, 2000, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $198.4 million over the next three to five years. Lesser amounts of cash would be paid if the maximum financial criteria are not met. Although we believe that we will be able to make such cash payments from internally generated funds or proceeds of future borrowings, we cannot assure you that we will be able to do so. Payments of these contingent amounts will affect our earnings per share and may cause volatility in the market price of our common stock. We expect to continue to use contingent notes as partial consideration for acquisitions and affiliations. While we believe that the contingent notes do not violate federal or state "anti-kickback" or "self-referral" statutes, it is nevertheless possible that such arrangements may get challenged by regulatory authorities seeking to enforce such laws.

We have recorded a significant amount of intangible assets, which may never be realized.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $266.0 million at March 31, 2001, representing approximately 45.9% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $189.7 million at March 31, 2001, representing approximately 32.7% of our total assets. We amortize goodwill on a straight-line basis over periods ranging from 15 to 35 years. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. We cannot assure you that we will ever realize the value of our intangible assets. Any future determination requiring the write off of a significant portion of unamortized intangible assets could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology. While our practices have been able to recruit (principally through practice acquisitions) and retain pathologists, we cannot assure you that we or our practices will be able to continue to do so successfully or on terms similar to our current arrangements. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. In the event that a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or in the event non-compete agreements with a number of physicians were terminated or determined to be invalid or unenforceable, our business, financial condition and results from operation could be materially and adversely affected.

Proposals to reform the health care industry may have a material adverse effect on our business.

Federal and state governments have recently focused significant attention on health care reform. It is not possible to predict which, if any, proposal will be adopted. It is possible that the health care regulatory environment will change so as to restrict our existing operations, impose additional requirements on us or limit our expansion. Costs of compliance with changes in government regulations may not be subject to recovery through price increases. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on our business, financial condition and results of operations.

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

We compete with several companies, and such competition can reasonably be expected to increase. In addition, companies in other health care segments, such as hospitals, national clinical laboratories, third party payors, and health maintenance organizations, many of which have greater financial resources than us, may become competition in the employment and management of pathology practices. We compete for acquisitions and affiliations on the basis of our reputation, management experience, status and resources as a public company and our focus on anatomic pathology. We cannot assure you that we will be able to compete effectively, and it is possible that additional competitors will enter our markets and make it more difficult for us to acquire or affiliate with practices on favorable terms.

We may be subject to significant professional liability claims and we cannot assure you that our insurance coverage limits will be sufficient to cover such claims.

Our business entails an inherent risk of claims of physician professional liability for acts or omissions of our physicians and laboratory personnel. We and our physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. Generally, we have consolidated our physician professional liability insurance coverages with the St. Paul Fire and Marine Insurance Company, whereby each of the pathologists is insured under claims-made policies with primary limits of $1.0 million per occurrence and $5.0 million in the annual aggregate, and share with us in surplus coverage of up to $20.0 million in the aggregate. The policy also provides "prior acts" coverage for each of our physicians with respect to our practices prior to their acquisition by us. Further, we have provided reserves for incurred but not reported claims in connection with our claims-made policies. The terms of the purchase agreements relating to each practice acquisition contain certain limited rights of indemnification from the sellers of the practices. While we believe that we have adequate professional liability insurance coverage, we can give no assurances that a future claim or claims will not be successful and, if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. A malpractice claim asserted against us, a management subsidiary, a practice subsidiary, an affiliated practice or an affiliated physician could, in the event of an adverse outcome exceeding limits of available insurance coverage, have a material adverse effect on our business, financial condition and results of operations.

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

Our success is dependent upon the efforts and abilities of our key management personnel, particularly James C. New, our Chairman and Chief Executive Officer, Brian C. Carr, our President, Gregory A. Marsh, our Vice President and Chief Financial Officer, Alan Levin, M.D., our Chief Operating Officer and Dennis M. Smith, Jr., M.D., our Executive Vice President of Genomic Strategies and Chief Medical Officer. The loss of service of any of these persons could have a material adverse effect on our business, financial condition and results of operations.

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

Certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Preferred Share Purchase Rights Plan may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Any of these anti-takeover provisions could lower the value of our common stock.

The Company's business strategy emphasizes growth, which places significant demands on the Company's financial, operational and management resources and creates the risk of failing to meet the growth expectations of investors.

The Company's growth strategy includes efforts to acquire and develop new practices, develop and expand managed care and national clinical lab contracts and develop new products, services, technologies and related alliances with third parties. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that the Company will not realize an adequate return on this investment. In addition, the Company's growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which the Company does not currently operate.

This would require the Company's management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success or failure of the Company's growth strategies is difficult to predict. The failure to achieve the Company's stated growth objectives or the growth expectations of investors could disappoint investors and harm the Company's stock price. There can be no assurance that the Company will be able to implement its growth strategy successfully or manage its expanded operations effectively and profitably.

The Company is pursuing a strategy of becoming a fully integrated healthcare diagnostic information provider, which adds uncertainty to future results of operations and could divert financial and management resources away from the Company's core business.

As the Company pursues its transition into becoming a fully integrated healthcare diagnostic information provider, the Company anticipates that significant amounts of future revenue may be derived from products, services and alliances that do not exist today or have not been marketed in sufficient quantities to measure accurately market acceptance. Similarly, post-transition operating costs are difficult to predict with accuracy, thereby adding further uncertainty to the Company's future results of operations. The Company may experience difficulties that could delay or prevent the successful development and introduction of new healthcare diagnostic information products and services and such products and services may not achieve market acceptance. Any failure by the Company to complete this transition in a timely and cost-efficient manner could result in financial losses and could inhibit the Company's anticipated growth. In addition, the pursuit of this transition could divert financial and management resources away from the Company's core business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $202.0 million at March 31, 2001.

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

Notional Amount(in millions)      Fixed Rate      Term in Months       Maturity
            $45.0                   6.760%              48             10/07/04
            $30.0                   7.612%              36             10/06/03
            $30.0                   7.626%              48             10/05/04

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of Common Stock issued in the first three months of 2001 or through the date of this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

       10.47 Amendment No. 3, dated March 29, 2001, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders (Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 8-K, dated March 29, 2001, filed on April 6, 2001.)

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K, dated February 27, 2001, was filed by the Company with the Securities and Exchange Commission on March 6, 2001, reporting that on February 27, 2001, the Company held a conference call for investors and analysts to discuss the Company's financial results for the fourth quarter and year ended December 31, 2000. During the call, certain information was provided regarding the Company's estimated 2001 financial ratios.

                  A Current Report on Form 8-K, dated March 29, 2001, was filed by the Company with the Securities and Exchange Commission on April 6, 2001, reporting that on March 29, 2001, the Company and its lenders executed an amendment to the Credit Facility ("Amendment No. 3"), which excludes an additional $5.4 million, or $28.3 million in total for all three amendments to the Credit Facility, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes; and (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company will also be required to pay an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The maximum amount of the amendment fee would be $700,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.

Date:  May 15, 2001                    By:  /s/  JAMES C. NEW
                                            ------------------------------------
                                            James C. New
                                            Chairman and Chief Executive Officer

Date:  May 15, 2001                    By:  /s/  GREGORY A. MARSH
                                            ------------------------------------
                                            Gregory A. Marsh
                                            Vice President and
                                            Chief Financial Officer