Form 10-K/A
period 2000-12-31
AMERIPATH INC
filed 2001-08-08
CIK 1027532

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

Statistical Data:

                                                                                    December 31,
                                                                       ---------------------------------------------
                                                                         1998               1999              2000
                                                                       --------           --------          --------
     .  Pathologists                                                       299                370               425
     .  Hospital Contracts                                                 168                207               224
     .  Employees                                                        1,616              1,865             2,325
     .  Outpatient laboratories                                             28                 36                42
     .  Practices
           Owned                                                            28                 34                38
           Managed                                                           8                  7                 7
     .  Net revenues (in 000's)
           Owned Practices                                            $177,304           $233,269          $308,365
           Managed Practices                                          $ 16,012           $ 24,163          $ 21,729

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

     The Florida regional model has been an effective tool in building the Company's business. Net revenues for the Florida region have increased 22.2% in the past two years while adding only one pathologist to the region. Operating margins as a percent of net revenue for the region have declined in the past two years, primarily due to an increase in laboratory staffing costs, including physicians, and a higher percentage of revenue from national clinical laboratory contracts which have lower revenue per unit. However, this lower net revenue per unit from national lab contracts has been offset in part by increased efficiencies attributable to the Florida regional business model. The Florida region's operating margin was 29.2% for the year ended December 31, 2000 compared to the Company's overall operating margin, excluding corporate expenses, of 26.9% for the same period.

     The Company believes that its improving performance in Florida, as reflected in the following table, is due in part to the favorable results of its regional model in Florida:

                                                              December 31,
                                                 ---------------------------------------
                                                  1998           1999              2000
                                                 -----           -----            ------
Florida Statistics                                       (dollars in millions)
Number of Practices                                 11               12              14
Pathologists                                        82               80              83
Hospital contracts                                  31               31              32
Net revenues                                     $85.1            $92.5          $104.0
Operating margin before amortization             $25.6            $27.7          $ 30.4
Operating margin as a percent of net revenues     30.1%            30.0%           29.2%

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

     Hospital Contracts and Laboratories. The Practices typically contract with hospitals to exclusively provide pathology services. The Practices staff each hospital with at least one pathologist who generally serves as the Medical Director of the hospital laboratory and who facilitates the hospital's compliance with licensing requirements. The Practices are responsible for recruiting, staffing and scheduling the Practice's affiliated physicians in the local hospital's inpatient laboratories. The Medical Director of the laboratory is responsible for: (i) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (ii) serving as a liaison to the hospital administrators and medical staff; and (iii) maintaining professional and public relations in the hospital and the community. Several Practices have both outpatient laboratories and hospital contracts, which allow outpatient specimens to be examined by the hospital pathologists, enhancing the utilization of pathologists in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the Practices. Upon initiation, the hospital contracts typically have terms of one to five years and contain conditional renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. As of December 31, 2000, the Practices had 224 hospital contracts, the terms of which vary, however, substantially all of these contracts will expire within the next three years, subject, in most cases, to automatic renewal unless either party notifies the other party of its election not to renew. Loss of any particular hospital contract would not only result in a loss of net revenue to the Company, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations.

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

     As of December 31, 2000, the Practices had contracts with 27 hospitals that are owned by HCA - The Healthcare Company ("HCA"), the country's largest publicly owned hospital company formerly known as Columbia/HCA Healthcare Corporation. Net revenues generated from contracts with HCA hospitals were $32.0 million in 1998, $39.4 million in 1999 and $43.5 million in 2000.

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

     The Company believes that its increasing integration and consolidation of its laboratory information, billing and collections and financial reporting systems enable it to monitor the operations of the Practices, enhance utilization of the pathologists, develop practice protocols and archives and provides the Company with a competitive advantage in negotiating national clinical laboratory and managed care contracts. Each of the Company's laboratories has a laboratory information system that enables laboratory personnel to track, process, report and archive patient diagnostic information.

     The Company's systems include an outpatient billing software program at its Fort Lauderdale centralized billing operation, which is being utilized for the integration of outpatient billing. In its effort to further increase the capacity of its centralized billing operations, during 1999 the Company signed an agreement with a large healthcare software provider for a billing, accounts receivable and collections system. In addition to performing services for outpatient billing, hospital billing is being tested on the new billing system. Conversion from the current billing systems to the new billing system is anticipated to be completed by the end of 2002. The Company has installed a complete general ledger and financial reporting system to handle accounting for the Practices and to consolidate all accounting and financial information. As of March 2001, all of the Practices have been integrated onto one common accounting system.


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

2.2 Agreement and Plan of Merger by and among Ameripath, Inc. AMP Merger Corp., and Pathology Consultants of America, Inc. (D/B/A Inform DX), dated as of November 7, 2000 (11)

3.1          AmeriPath's Amended and Restated Bylaws (2)

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

10.42 Consulting and Non-competition Agreement dated November 1, 1999 between AmeriPath, Inc. and James C. New. (7)

10.43 Amended and Restated Credit Agreement dated as of December 16,1999, among AmeriPath, Inc., certain of its subsidiaries, BankBoston N.A. and certain other lenders (9)

10.44 Amendment No. 1, dated July 21, 2000, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders (10)

10.45 Amendment No. 2, dated November 29, 2000, to the Amended and Restated Credit Agreement dated as of December 16, 1999, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders (11)

10.46 Registration Rights Agreement, dated November 30, 2000, among the Company and PCA's Shareholders and Warrant Holders (11)

21.1      Subsidiaries of AmeriPath (11)

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

(11) Previously filed.


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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on August 8, 2001.


                               AMERIPATH, INC.

                               /s/ Gregory A. Marsh
                               --------------------
                                   Gregory A. Marsh,
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                   SECRETARY

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

                                                                   Page
                                                                -----------

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



/s/ DELOITTE & TOUCHE LLP
Miami, Florida

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


/s/ Ernst & Young LLP
Nashville, Tennessee

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

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                      1998       1999       2000
                                                                  --------   --------   --------
NET REVENUE:
 Net patient service revenues                                     $177,304   $233,269   $308,365
 Net management service revenues                                    16,012     24,163     21,729
                                                                  --------   --------   --------
   Net revenue                                                     193,316    257,432    330,094
                                                                  --------   --------   --------

OPERATING COSTS AND EXPENSES:
 COST OF SERVICES:
 Cost of services - patient service revenues                        78,568    108,408    146,426
 Cost of services - management service revenues                      9,132     14,277     16,964
                                                                  --------   --------   --------
   Cost of services                                                 87,700    122,685    163,390
 Selling, general and administrative expense                        36,709     47,159     58,411
 Provision for doubtful accounts                                    18,698     25,289     34,040
 Amortization expense                                                9,615     12,827     16,172
 Merger-related charges                                                 --         --      6,209
 Asset impairment and related charges                                   --         --      9,562
                                                                  --------   --------   --------

   Total operating costs and expenses                              152,722    207,960    287,784
                                                                  --------   --------   --------

INCOME FROM OPERATIONS                                              40,594     49,472     42,310
Interest expense                                                    (8,560)    (9,573)   (15,376)
Other income, net                                                      150        286        226
                                                                  --------   --------   --------

Income before income taxes                                          32,184     40,185     27,160
Provision for income taxes                                          13,941     17,474     14,068
                                                                  --------   --------   --------

NET INCOME                                                          18,243     22,711     13,092

Induced conversion and accretion of redeemable preferred stock         (75)      (131)    (1,604)
                                                                  --------   --------   --------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                    $ 18,168   $ 22,580   $ 11,488
                                                                  ========   ========   ========


Basic Earnings Per Common Share:
      Basic weighted average shares outstanding                     20,911     21,984     23,473
                                                                  ========   ========   ========

      Basic earnings per common share                             $   0.87   $   1.03   $   0.49
                                                                  ========   ========   ========

Diluted Earnings Per Common Share:
      Diluted weighted average shares outstanding                   21,610     22,516     24,237
                                                                  ========   ========   ========

      Diluted earnings per common share                           $   0.84   $   1.00   $   0.47
                                                                  ========   ========   ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
STOCK AND COMMON STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                                             Redeemable
                                                                           Preferred Stock         Common Stockholders' Equity
                                                                         -----------------     -----------------------------------
                                                                                                  Additional
                                                                           Common Stock            Paid - in     Retained
                                                                         Shares    Amount       Shares   Amount  Capital  Earnings
                                                                         ------    ------      -------   ------ --------- --------
BALANCE, DECEMBER 31, 1997                                                   --     $     --   19,931     $199  $136,272     $ 9,132
 Stock issued in connection with
  acquisitions                                                               --           --    1,788       18    16,208          --
 Advance stock subscription issued to
  Affiliated Practices                                                       --           --        2       --         9          --
 Exercise of options and warrants                                            --           --       27       --       263          --
 Tax benefit from stock options                                              --           --       --       --       109          --
 Issuance of Series A redeemable
  preferred stock                                                           395       15,298       --       --        --          --
 Accretion of redeemable preferred
  stock                                                                      --           75       --       --        --          --
 Net income                                                                  --           --       --       --        --      18,168
                                                                           ----     --------   ------     ----  --------     -------
BALANCE, DECEMBER 31, 1998                                                  395       15,373   21,748      217   152,861      27,300
 Stock issued in connection with
  acquisitions                                                               --           --      511        5     3,144          --
 Exercise of options and warrants                                            --           --       12        1        15          --
 Tax benefit from stock options                                              --           --       --       --        91          --
 Accretion of redeemable preferred
  stock                                                                      --          131       --       --        --          --
 Net income                                                                  --           --       --       --        --      22,580
                                                                           ----     --------   ------     ----  --------     -------
BALANCE, DECEMBER 31, 1999                                                  395       15,504   22,271      223   156,111      49,880
 Stock issued in connection with
  acquisitions                                                               --           --    1,532       15    12,165          --
 Exercise of options and warrants                                            --           --      288        3     1,584          --
 Tax benefit from stock options                                              --           --       --       --       858          --
 Accretion of redeemable preferred
  stock                                                                      --           65       --       --        --          --
 Redemption of preferred stock                                            (395)      (15,569)     643        6    17,102          --
 Lapse of warrant put option                                                 --           --       --       --       230          --
 Net income                                                                  --           --       --       --        --      11,488
                                                                           ----     --------   ------     ----  --------     -------
BALANCE, DECEMBER 31, 2000                                                   --     $     --   24,734     $247  $188,050     $61,368
                                                                           ====     ========   ======     ====  ========     =======



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

The Company operates using either an ownership or employment model or a management or equity model. Under management or equity model, the Company acquires certain assets of and operates pathology practices under long-term service agreements with affiliated physician groups (the "Managed Practices"). The Company provides facilities and equipment as well as administrative and technical support for the affiliated physician groups under service agreements. Through its ownership or employment model, the Company acquires a controlling equity (voting) interest or has a controlling financial interest in the pathology practice (the "Owned Practices").

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

Identifiable intangible assets include hospital contracts, physician referral lists and laboratory contracts acquired in connection with acquisitions. Such assets are recorded at fair value on the date of acquisition as determined by management and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

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



                                                                                             Combining
                                                    AmeriPath             Inform DX         Adjustments (A)     Combined
                                                    ---------             ---------         ---------------     ---------
Eleven months ended November 30, 2000
-------------------------------------
   Total revenue                                      $269,865              $34,329                --            $304,194
                                                      ========              =======             =====            ========
   Net income (loss)                                  $ 20,514              $(6,250)               --            $ 14,264
                                                      ========              =======             =====            ========

Year ended December 31, 1999
----------------------------
   Total revenue                                      $232,753              $24,652             $  27            $257,432
                                                      ========              =======             =====            ========
   Net income (loss)                                  $ 22,969              $   (31)            $(358)           $ 22,580
                                                      ========              =======             =====            ========

Year ended December 31, 1998
----------------------------
   Total revenue                                      $177,304              $16,012                --            $193,316
                                                      ========              =======             =====            ========
   Net income (loss)                                  $ 18,639              $  (683)            $ 212            $ 18,168
                                                      ========              =======             =====            ========

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

The following table sets forth the aggregate purchase price allocation for the 1999 and 2000 acquisitions, including the amortization periods for identifiable intangible assets and goodwill ($ in 000's):

                                                                       1999                   2000
                                                    ----------------------------------------------
     Number of acquisitions                                              11                      9
                                                    ----------------------------------------------
     Cash paid                                                     $ 51,746               $ 32,457
     Common Stock issued                                              3,149                 12,180
     Sub-debt                                                           848                  2,794
                                                    ----------------------------------------------
     Total consideration                                           $ 55,743               $ 47,431
                                                    ----------------------------------------------

     Allocation of purchase price:
     Tangible assets                                               $  7,468               $ 17,019
     Goodwill (10-25 years)                                          20,860                 12,043
     Hospital contracts (25 years)                                   39,710                 21,337
     Physician referral lists (18-25 years)                           3,603                 14,234
     Laboratory contracts (10 years)                                  3,104                     --
                                                    ----------------------------------------------
     Total assets acquired                                         $ 74,745               $ 64,633
                                                    ----------------------------------------------
     Liabilities assumed less sub-debt                             $(19,002)              $(17,202)
                                                    ----------------------------------------------
     Total purchase price                                          $ 55,743               $ 47,431
                                                    ----------------------------------------------

The acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of
the practices.   In certain cases, the payments are contingent upon other
factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $198,359 over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $89,695 over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement are not met. Through December 31, 2000, the Company made contingent note payments aggregating $53,398, which represent 63% of the maximum contingent payments that were available for payment under these contingent note agreements. Additional payments are accounted for as additional purchase price, which increases the recorded goodwill.

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
                                                                    ========   ========

The following table represents the rollforward of the allowances for contractual adjustments and uncollectible accounts:

                                                                                      Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                      1998                    1999                   2000
                                                                    --------               ---------              ---------
Beginning allowances for contractual adjustments
   and uncollectible accounts                                       $ 26,522               $  62,512              $  73,003
Provision for contractual adjustments                                 80,664                 128,585                178,873
Provision for doubtful accounts                                       18,698                  25,289                 34,040
Managed Practice contractual adjustments
   and bad debt expense                                               31,429                  41,712                 44,849
Write-offs and other adjustments                                     (94,801)               (185,095)              (229,831)
                                                                    --------               ---------              ---------
Ending allowance for contractual adjustments
   and uncollectible accounts                                       $ 62,512               $  73,003              $  95,934
                                                                    ========               =========              =========

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
                                                                 ========   =========   =========


Net management service revenue consisted of the following:

                                                                    Years Ended December 31,
                                                                 --------------------------------
                                                                   1998        1999        2000
                                                                 --------   ---------   ---------
Gross physician group revenue                                    $ 61,694   $  85,379   $  86,203
Contractual adjustments and bad debt expense                      (31,429)    (41,712)    (44,849)
                                                                 --------   ---------   ---------
Net physician group revenue                                        30,265      43,667      41,354
Less amounts retained by physician groups                         (14,253)    (19,504)    (19,625)
                                                                 --------               ---------
Net management service revenue                                   $ 16,012   $  24,163   $  21,729
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

6.  Property and Equipment


                                                                     Estimated         December 31,
                                                                     Useful Life    -------------------
Property and equipment consisted of the following:                     (Years)        1999       2000
                                                                  --------------    --------   --------
Laboratory, office and data processing equipment                         3-7        $ 19,336   $ 27,668
Construction in progress                                                               2,693      1,511
Leasehold improvements                                                  5-10           3,510      7,984
Furniture and fixtures                                                   3-7           2,070      2,590
Mobile laboratory units                                                    3             175        175
Automotive vehicles                                                      3-5           1,058      1,380
                                                                                    --------   --------
                                                                                      28,842     41,308
Less accumulated depreciation                                                        (12,302)   (17,728)
                                                                                    --------   --------
Property and equipment, net                                                         $ 16,540   $ 23,580
                                                                                    ========   ========

Depreciation expense was $2,669, $3,554 and $4,748 for the years ended December 31, 1998, 1999 and 2000, respectively.

7.  Intangible assets

Intangible assets and the related accumulated amortization and amortization periods are as follows:

                                                  Amortization Periods
                                                         (Years)
                                December 31,      --------------------
                            -------------------              Weighted
                              1999       2000      Range      Average
                            --------   --------   --------   --------
Hospital contracts          $193,899   $211,738      25-40     32.3
Physician client lists        54,893     71,447      10-30     20.7
Laboratory contracts           7,317      4,543         10     10.0
Management agreements         11,022     11,214         25     25.0
                            --------   --------
                             267,131    298,942
Accumulated amortization     (20,737)   (30,315)
                            --------   --------
Balance, net                $246,394   $268,627
                            ========   ========

Goodwill                    $153,749   $193,231      10-35     30.5
Accumulated amortization     (10,366)   (15,968)
                            --------   --------
Balance, net                $143,383   $177,263
                            ========   ========

In determining the useful lives of the identifiable intangible assets, the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics.

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

11.  Accounts Payable and Accrued Expenses


                                                                                     December 31,
                                                                                   -----------------
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

The following is a reconciliation of the activity for the years ended December 31, 2000 and 1999 with respect to the merger-related reserves. The balance sheet charges relate to acquisitions accounted for under the purchase method of accounting, with the offset resulting in additional goodwill. Statement of operations charges relate to the acquisition of Inform DX, which was accounted for under the pooling of interests method of accounting.


                                     Balance            Balance         Statement of                                Balance
                                   December 31,          Sheet           Operations                              December 31,
                                       1999             Charges            Charges            Payments               2000
                                   -----------          -------         ------------          -------            ------------
Transaction costs                        --              $1,160             $4,348            $(3,782)            $ 1,726
Employee termination costs               78               1,200              1,861             (1,722)              1,417

Lease commitments                       394               1,974                 --               (240)              2,128
Other exit costs                        715                  --                 --               (452)                263
                                     ------              ------             ------            -------             -------
Total                                 1,187              $4,334             $6,209            $(6,196)              5,534
                                                         ======             ======            =======
Less: portion included
 in current liabilities                (275)                                                                       (3,165)
                                     ------                                                                       -------
Total included in other
 liabilities                         $  912                                                                       $ 2,369
                                     ======                                                                       =======

                                   Balance               Balance          Statement of                              Balance
                                 December 31,             Sheet            Operations                             December 31,
                                     1998                Charges             Charges            Payments              1999
                                 ------------            -------          ------------          --------          ------------
Employee termination
 costs                               $  414               $  (8)                 --            $  (328)             $   78

Lease Commitments                     1,851                (740)                 --               (717)                394
Other exit costs                      1,518                (107)                 --               (696)                715
                                     ------               -----                 ---            -------              ------
Total                                 3,783               $(855)                 --            $(1,741)              1,187
                                                          =====                 ===            =======
Less: portion included
 in current liabilities                (860)                                                                          (275)
                                     ------                                                                         ------
Total included in other
 liabilities                         $2,923                                                                         $  912
                                     ======                                                                         ======

In addition, the Company plans to continue its consolidation efforts related to its acquisition of Inform DX during the first half of 2001. As a result, the Company expects to incur additional costs of $7,300 during this period. Of this amount, approximately $5,400 is for employee-related costs, $1,100 is for the consolidation of the Company's facilities in New York and eastern Pennsylvania, and $800 is for other transaction costs related to the Inform DX acquisition.

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

                                                        1998    1999    2000
                                                       -----   -----   -----
Risk free interest rate                                  6.5%    6.5%    6.5%
Dividend yield                                            --      --      --
Volatility factors                                      107.0%  120.0%  137.0%
Weighted average life (years)                             4.1     4.1     4.2

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

A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 31, 2000 is presented below:

                                                             Option Price Per Share
                                          Number         --------------------------------
                                         of Shares        Low           High     Weighted
                                         ---------       ------        -------   --------
Outstanding December 31, 1997            1,215,142       $ 1.11        $16.75    $ 5.78
Granted in 1998                            254,050        14.06         14.06     14.06
Granted in 1998                              2,000        16.13         16.13     16.13
Granted in 1998                              1,000        11.38         11.38     11.38
Granted in 1998                              8,971         3.74          3.74      3.74
Granted in 1998                              1,461         6.22          6.22      6.22
Granted in 1998                              4,017        11.20         11.20     11.20
Granted in 1998                                201        18.67         18.67     18.67
Granted in 1998                             12,974        40.46         40.46     40.46
Cancelled in 1998                          (12,900)        8.33         16.75     11.45
Exercised in 1998                          (27,560)        8.33         10.00      8.98
                                         ---------
Outstanding December 31, 1998            1,459,356         1.11         40.46      7.46
Granted in 1999                             26,000         9.31          9.31      9.31
Granted in 1999                            259,500         7.63          7.63      7.63
Granted in 1999                              5,000         9.56          9.56      9.56
Granted in 1999                              2,000         9.16          9.16      9.16
Granted in 1999                              2,000         9.06          9.06      9.06
Granted in 1999                              9,000         7.75          7.75      7.75
Granted in 1999                             49,727        15.56         15.56     15.56
Granted in 1999                              3,736        40.46         40.46     40.46
Cancelled in 1999                          (41,800)       10.00         16.75     10.58
Exercised in 1999                           (8,000)        1.11          1.11      1.11
                                         --------
Outstanding December 31, 1999            1,766,519         1.11         40.46      7.76
Granted in 2000                             50,000         8.13          8.13      8.13
Granted in 2000                            356,000         7.63          7.63      7.63
Granted in 2000                             17,000        16.88         16.88     16.88
Granted in 2000                             73,703        41.58         41.58     41.58
Cancelled in 2000                          (42,250)        7.63         14.06      9.64
Exercised in 2000                         (260,521)        1.11         15.56      5.96
                                         ---------
Outstanding December 31, 2000            1,960,451       $ 1.11        $41.58    $ 9.30
                                         =========

The following table summarizes the information about options outstanding at December 31, 2000:


                          Options Outstanding                             Options Exercisable
-----------------------------------------------------------------------  ---------------------
                                                Weighted
                                                 Average       Weighted               Weighted
                                                Remaining      Average                Average
          Range of               Number     Contractual Life   Exercise    Number     Exercise
       Exercise Prices         Outstanding     (in years)       Price    Exercisable   Price
-----------------------------  -----------  -----------------  --------  -----------  --------

           $ 1.11                  123,600          3.6          $ 1.11      123,600    $ 1.11
           $ 1.67                  360,011          5.1          $ 1.67      288,009    $ 1.67
           $ 3.74                   11,702          7.1          $ 3.74        9,891    $ 3.74
           $ 6.22                    1,461          7.3          $ 6.22        1,461    $ 6.22
           $ 7.63                  583,500          8.9          $ 7.63       40,800    $ 7.63
           $ 7.75                    9,000          8.9          $ 7.75        1,800    $ 7.75
           $ 8.13                   50,000          9.0          $ 8.13           --        --
           $ 8.33                  111,720          5.5          $ 8.33       69,600    $ 8.33
           $ 9.06                    2,000          8.9          $ 9.06          400    $ 9.06
           $ 9.31                   26,000          8.2          $ 9.31        5,200    $ 9.31
           $ 9.56                    4,000          8.6          $ 9.56           --        --
           $10.00                  236,200          6.5          $10.00      128,800    $10.00
           $11.20                    4,017          7.4          $11.20        2,411    $11.20
           $11.65                      600          7.5          $11.65           --        --
           $14.06                  228,280          7.4          $14.06       91,000    $14.06
           $15.56                   49,246          8.9          $15.56       23,420    $15.56
           $16.13                    2,000          7.4          $16.13          800    $16.13
           $16.63                    6,000          6.9          $16.63        3,600    $16.63
           $16.75                   43,500          6.9          $16.63       26,100    $16.63
           $16.88                   17,000          9.8          $16.88           --        --
           $18.68                      201          7.5          $18.68          201    $18.68
           $40.46                   16,710          7.8          $40.46       11,658    $40.46
           $41.58                   73,703          8.5          $41.58       73,703    $41.58
                                 ---------                                   -------
       $1.11 - $41.58            1,960,451          7.1          $ 9.30      902,454    $ 9.56
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

20.  Income Taxes

The provision for income taxes for the years ended December 31, 1998, 1999 and 2000 consists of the following:


                                                            Year ended December 31,
                                                     -------------------------------------
                                                       1998         1999             2000
                                                     --------     --------         -------
Current:
 Federal                                              $15,177      $17,465         $20,958
 State                                                  2,371        2,015           2,227
                                                      -------      -------         -------
    Total current provision                            17,548       19,480          23,185
                                                      -------      -------         -------
Deferred:
 Federal                                               (3,234)      (1,799)        (8,242)
 State                                                   (373)        (207)           (85)
                                                      -------      -------         -------
    Total deferred benefit                             (3,607)      (2,006)        (9,117)
                                                      -------      -------         -------
    Total provision for income taxes                  $13,941      $17,474         $14,068
                                                      =======      =======         =======


The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:




                                                           Year ended December 31,
                                                         -----------------------------
                                                         1998       1999       2000
                                                         ----       ----       ----
Statutory federal rate                                   35.0%      35.0%      35.0%
State income taxes, net of federal
 income tax benefit                                       4.0        4.0        3.7
Non-deductible items, primarily amortization
 of goodwill                                              2.8        3.3        8.6
Non-deductible items, merger-related charges              0.0        0.0        4.8
Other                                                     1.5        1.2       (0.3)
                                                         ----       ----       ----
                                                         43.3%      43.5%      51.8%
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

                                                                                         Years ended December 31,
                                                                                 --------------------------------------
                                                                                  1998           1999            2000
                                                                                 -------        -------         -------
Earnings Per Common Share:
   Net income attributable to common shareholders                                $18,168        $22,580         $11,488
                                                                                 =======        =======         =======

   Basic earnings per common share                                               $  0.87        $  1.03         $  0.49
                                                                                 =======        =======         =======
   Diluted earnings per common share                                             $  0.84        $  1.00         $  0.47
                                                                                 =======        =======         =======

   Basic weighted average shares outstanding                                      20,911         21,984          23,473
   Effect of dilutive stock options and contingent shares                            699            532             764
                                                                                 -------        -------         -------
   Diluted weighted average shares outstanding                                    21,610         22,516          24,237
                                                                                 =======        =======         =======

Options to purchase 333,405 shares, 774,590 shares and 453,818 shares of common stock which were outstanding at December 31, 1998, 1999 and 2000, respectively, have been excluded from the calculation of diluted earnings per share for the respective years because their effect would be anti-dilutive. In addition, 395,471 shares of Preferred Stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 1998 and 1999 because their effect would be anti-dilutive. Warrants to purchase shares of 41,116 and 38,867 for the years December 31, 1998 and 1999, respectively, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

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
                                                                          ========   ========   ========

As more fully discussed in Note 16 to the consolidated financial statements, in connection with the PathSource, Inc. acquisition, Inform DX provided for an induced conversion of the Preferred Stock. The induced conversion resulted in the issuance of 642,640 shares of common stock. Inform DX estimated, based on a third party valuation, the fair market value of its common stock at June 30, 2000 to be $6.22 per share. Based on this valuation, Inform DX recorded a non-cash charge for the induced conversion of approximately $1,500, or $6.22 per share times the additional common shares issued of 247,169.

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

The following is a summary of the financial information for the business segments and corporate.


Owned                                                   1998                1999                  2000
-----                                                 --------            --------              --------
Net patient service revenue                           $177,304            $233,269              $308,365
Operating income                                        60,282              73,676                94,346
Segment assets                                         108,941             139,791               250,814

Managed
-------
Net management service revenue                        $ 16,012            $ 24,163              $ 21,729
Operating income (loss)                                  2,731               4,299                  (304)
Segment assets                                          14,622              15,533                18,723

Corporate
---------
Operating (expense)                                   $(12,804)           $(15,676)             $(19,789)
Segment assets                                         292,763             351,138               330,143
Elimination of Intercompany Accounts                   (25,913)            (27,566)              (37,514)

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

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 1999 Calendar Quarters                        2000 Calendar Quarters
                                                ------------------------                      ------------------------
                                       First      Second        Third      Fourth    First      Second        Third      Fourth
                                      --------  -----------  -----------  --------  --------  -----------  -----------  --------
Net patient service revenue           $52,336      $55,406      $59,866   $65,661   $68,888      $74,372      $79,650   $85,455
Management service revenue              5,581        6,053        6,209     6,320     6,155        6,562        6,871     2,141
                                      -------      -------      -------   -------   -------      -------      -------   -------
     Net revenue                       57,917       61,459       66,075    71,981    75,043       80,934       86,521    87,596
                                      -------      -------      -------   -------   -------      -------      -------   -------
Operating costs and expenses:
 Cost of services                      26,950       28,377       31,638    35,720    36,950       38,826       42,415    45,199
 Selling, general and
  administrative expense               11,140       11,295       12,190    12,534    13,141       14,285       15,234    15,751
 Provision for doubtful accounts        5,963        6,578        6,005     6,743     7,103        8,349        8,868     9,720
 Amortization expense                   2,757        2,947        3,420     3,703     3,837        3,897        4,043     4,395
 Merger-related charges (1)                --           --           --        --        --           --           --     6,209
 Asset impairment and
  related charges (2)                      --           --           --        --        --        5,245           --     4,317
                                      -------      -------      -------   -------   -------      -------      -------   -------
    Total                              46,810       49,197       53,253    58,700    61,031       70,602       70,560    85,591
                                      -------      -------      -------   -------   -------      -------      -------   -------
Income from operations                 11,107       12,262       12,822    13,281    14,012       10,332       15,961     2,005
Interest expense                       (1,973)      (2,175)      (2,580)   (2,845)   (3,418)      (3,558)      (3,657)   (4,743)
Other income (expense), net                55           47           95        89        63           50           91        22
                                      -------      -------      -------   -------   -------      -------      -------   -------
Income (loss) before income taxes       9,189       10,134       10,337    10,525    10,657        6,824       12,395    (2,716)
Provision for income taxes              4,057        4,394        4,540     4,483     4,559        3,852        5,159       498
                                      -------      -------      -------   -------   -------      -------      -------   -------
Net income                              5,132        5,740        5,797     6,042     6,098        2,972        7,236    (3,214)
Induced conversion and accretion
 of redeemable preferred stock            (33)         (33)         (33)      (32)      (34)      (1,570)          --        --
                                      -------      -------      -------   -------   -------      -------      -------   -------
Net income attributable to common
  stockholders                        $ 5,099      $ 5,707      $ 5,764   $ 6,010   $ 6,064      $ 1,402      $ 7,236   $(3,214)
                                      =======      =======      =======   =======   =======      =======      =======   =======
Per share data:
 Basic earnings per common share      $   .23      $   .26      $   .26   $   .27   $  . 27      $   .06      $   .30   $  (.13)
                                      =======      =======      =======   =======   =======      =======      =======   =======
 Diluted earnings per common share    $   .23      $   .26      $   .25   $   .26   $  . 27      $   .06      $   .29   $  (.13)
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

                                 Exhibit Index
                                 -------------

Exhibit No.                              Description
----------                               -----------

   23.1              Independent Auditors' Consent of Deloitte & Touche LLP
   23.2              Independent Auditors' Consent of Ernst & Young LLP