Form 10-Q
period 2001-06-30
AMERIPATH INC
filed 2001-08-14
CIK 1027532

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-22313


                                AMERIPATH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                   65-0642485
-------------------------------------- -----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


   7289 Garden Road, Suite 200, Riviera Beach, Florida            33404
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

                                Yes [X] No [_]

The registrant had 25,280,583 shares of common stock, $.01 par value, outstanding as of August 10, 2001.

                       AMERIPATH, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                               Page
                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    June 30, 2001 and December 31, 2000 (Unaudited)                                3

                  Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)                  4

                  Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2001 and 2000 (Unaudited)                            5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)              6-12

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                              13-31

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      31

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               32

         Item 2.  Changes in Securities and Use of Proceeds                                       32

         Item 4.  Submission of Matters to Vote of Security Holders                            32-33

         Item 6.  Exhibits and Reports on Form 8-K                                             33-34

SIGNATURES                                                                                        35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERIPATH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                                  June 30,            December 31,
                                                                    2001                 2000
                                                                 ---------            ------------
                            ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $   2,489               $   2,418
    Accounts receivable, net                                        82,240                  70,939
    Inventories                                                      1,396                   1,406
    Other current assets                                            10,666                  11,446
                                                                 ---------               ---------
         Total current assets                                       96,791                  86,209
                                                                 ---------               ---------

PROPERTY AND EQUIPMENT, NET                                         24,604                  23,580
                                                                 ---------               ---------
OTHER ASSETS:
    Goodwill, net                                                  196,688                 177,263
    Identifiable intangibles, net                                  263,204                 268,627
    Other                                                            6,587                   6,487
                                                                 ---------               ---------
         Total other assets                                        466,479                 452,377
                                                                 ---------               ---------
TOTAL ASSETS                                                     $ 587,874               $ 562,166
                                                                 =========               =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $  34,073               $  35,712
    Current portion of long-term debt                                  512                   1,055
    Other current liabilities                                       10,226                   8,627
                                                                 ---------               ---------
         Total current liabilities                                  44,811                  45,394
                                                                 ---------               ---------

LONG-TERM LIABILITIES:
    Revolving loan                                                 209,000                 197,216
    Long-term debt                                                   3,232                   3,476
    Other liabilities                                                7,970                   2,369
    Deferred tax liability                                          61,446                  64,046
                                                                 ---------               ---------
         Total liabilities                                         326,459                 312,501
                                                                 ---------               ---------
STOCKHOLDERS' EQUITY:
    Common stock                                                       252                     247
    Additional paid-in capital                                     191,103                 188,050
    Accumulated other comprehensive loss                            (3,696)                   --
    Retained earnings                                               73,756                  61,368
                                                                 ---------               ---------
         Total stockholders' equity                                261,415                 249,665
                                                                 ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 587,874               $ 562,166
                                                                 =========               =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       AMERIPATH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                     June 30,
                                                               ----------------------      -----------------------
                                                                 2001           2000          2001          2000
                                                               --------       -------      --------       --------
NET REVENUES:
   Net patient service revenue                                 $ 97,335       $74,372      $189,059       $143,260
   Net management service revenue                                 7,717         6,562        14,738         12,717
                                                               --------       -------      --------       --------
        Total net revenues                                      105,052        80,934       203,797        155,977
                                                               --------       -------      --------       --------

OPERATING COSTS AND EXPENSES:
   COST OF SERVICES:
        Net patient service revenue                              44,189        34,244        87,777         67,028
        Net management service revenue                            5,201         4,582        10,045          8,748
                                                               --------       -------      --------       --------
           Total cost of services                                49,390        38,826        97,822         75,776
   Selling, general and administrative expenses                  18,168        14,285        35,386         27,426
   Provision for doubtful accounts                               12,548         8,349        23,206         15,452
   Amortization expense                                           4,654         3,897         9,180          7,734
   Asset impairment and related charges                              --         5,245            --          5,245
   Merger-related charges                                            --            --         7,103             --
                                                               --------       -------      --------       --------
        Total operating costs and expenses                       84,760        70,602       172,697        131,633
                                                               --------       -------      --------       --------

INCOME FROM OPERATIONS                                           20,292        10,332        31,100         24,344
                                                               --------       -------      --------       --------

OTHER INCOME (EXPENSE):
   Interest expense                                              (4,695)       (3,558)       (9,437)        (6,976)
   Other, net                                                       120            50           144            113
                                                               --------       -------      --------       --------
        Total other expense                                      (4,575)       (3,508)       (9,293)        (6,863)
                                                               --------       -------      --------       --------

INCOME BEFORE INCOME TAXES                                       15,717         6,824        21,807         17,481

PROVISION FOR INCOME TAXES                                        6,570         3,852         9,419          8,411
                                                               --------       -------      --------       --------

NET INCOME                                                        9,147         2,972        12,388          9,070


Induced conversion and accretion of redeemable preferred
    stock                                                            --        (1,570)           --         (1,604)
                                                               --------       -------      --------       --------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $  9,147       $ 1,402      $ 12,388       $  7,466
                                                               ========       =======      ========       ========

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                             $   0.36       $  0.06      $   0.50       $   0.33
                                                               ========       =======      ========       ========

   Basic weighted average shares outstanding                     25,092        22,873        24,951         22,575
                                                               ========       =======      ========       ========

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                           $   0.35       $  0.06      $   0.48       $   0.32
                                                               ========       =======      ========       ========

   Diluted weighted average shares outstanding                   26,139        23,381        26,065         23,100
                                                               ========       =======      ========       ========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       AMERIPATH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             ----------------------
                                                                                2001         2000
                                                                             ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  12,388     $  9,070
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               12,497       10,137
    Loss on disposal of assets                                                     (38)           9
    Deferred income taxes                                                       (2,600)      (2,150)
    Provision for doubtful accounts                                             23,206       15,452
    Asset impairment and related charges                                            --        5,245
    Merger-related charges                                                       7,103           --
    Changes in assets and liabilities (net of effects of acquisitions):
      Increase in accounts receivable                                          (34,507)     (20,559)
      Decrease in inventories                                                       10          107
      Decrease in other current assets                                             743          618
      (Increase) / decrease in other assets                                       (239)          81
      Increase in accounts payable and accrued expenses                            326         (185)
    Pooling merger-related charges paid                                         (3,099)          --
                                                                             ---------     --------
                 Net cash provided by operating activities                      15,790       17,825
                                                                             ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                       (4,591)      (3,828)
    Merger-related charges paid                                                   (402)        (112)
    Cash paid for acquisitions and acquisition costs, net of cash acquired        (164)        (507)
    Payments of contingent notes                                               (23,781)     (16,247)
                                                                             ---------     --------
               Net cash used in investing activities                           (28,938)     (20,694)
                                                                             ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                         2,235          106
    Debt issuance costs                                                            (94)         (70)
    Principal payments on long-term debt                                          (706)        (415)
    Net borrowings under revolving loan                                         11,784        8,775
                                                                             ---------     --------
                 Net cash provided by financing activities                      13,219        8,396
                                                                             ---------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                                               71        5,527
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,418        1,713
                                                                             ---------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   2,489     $  7,240
                                                                             =========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                                                $   9,515     $  6,932
     Income taxes                                                            $  10,798     $ 12,466
Contingent stock issued                                                      $     822           --


   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $3.0 million (net of tax of $2.0 million) in accumulated other comprehensive loss on January 1, 2001. See Notes 9 and 10 to the unaudited condensed consolidated financial statements.

                       AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2000, FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on the financial conditions or results of operations of the Company.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 2 - ACQUISITIONS

There were no acquisitions made in the first six months of 2001.

The accompanying unaudited financial statements include the results of operations of the Company's 2000 acquisitions from the date acquired through June 30, 2001. The allocation of the purchase price of some of the acquisitions occurring in the latter half of 2000 are preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains such final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the six months ended June 30, 2000, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the six months ended June 30, 2000 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the six months ended June 30, 2001, since there were no acquisitions made during the first six months of 2001. These amounts are in thousands, except per share amounts.

                       AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                       Pro Forma (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                                2000
                                                       ---------------------
Net revenues                                                 $ 176,134
                                                             =========
Net income attributable to common stockholders               $   8,806
                                                             =========
Diluted earnings per common share                            $    0.33
                                                             =========


NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                    June 30, 2001
                                                                                 Amortization Periods
                                                                                       (Years)
                                                                              ---------------------------
                                                June 30,       December 31,                     Weighted
                                                  2001             2000        Range            Average
                                              -----------      ------------   ---------------------------
Hospital contracts                            $  211,738       $  211,738      25-40             31.5
Physician client lists                            71,447           71,447      10-30             19.9
Laboratory contracts                               4,543            4,543        10              10.0
Management service agreement                      11,379           11,214        25              25.0
                                              ----------       ----------
                                                 299,107          298,942
Accumulated amortization                         (35,903)         (30,315)
                                              ----------       ----------
Identifiable intangibles, net                 $  263,204       $  268,627
                                              ==========       ==========

Goodwill                                      $  216,247       $  193,231      10-35             29.2
Accumulated amortization                         (19,559)         (15,968)
                                              ----------       ----------
Goodwill, net                                 $  196,688       $  177,263
                                              ==========       ==========

The weighted average amortization period for identifiable intangible assets and goodwill is 27.7 years.

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

                       AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the activity for the six months ended June 30, 2001 with respect to the merger-related reserves is as follows:

                                          Balance      Statement of                             Balance
                                     December 31,        Operations                            June 30,
                                             2000           Charges           Payments             2001
                                             ----           -------           --------             ----
Transaction costs                         $ 1,726            $2,863           $(2,242)          $ 2,347
Employee termination costs                  1,417             4,240            (1,090)            4,567
Lease commitments                           2,128                --              (169)            1,959
Other exit costs                              263                --                --               263
                                          -------            ------           -------           -------
Total                                       5,534            $7,103           $(3,501)            9,136
                                                             ======           ========
Less: portion included in
current liabilities                        (3,165)                                               (4,862)
                                          -------                                               -------
Total included in other liabilities       $ 2,369                                               $ 4,274
                                          =======                                               =======

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

In September 2000, the Company made a $1 million investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up company, which has a history of operating losses. As of June 30, 2001, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of our investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's balance sheet. At June 30, 2001, there were no unrealized gains or losses associated with this investment.

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

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                       Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                    --------------------------   --------------------------
                                                        2001           2000          2001           2000
                                                    ------------     ---------   -----------      ---------
Earnings Per Common Share:
   Net income attributable to common stockholders       $  9,147      $  1,402      $ 12,388      $  7,466
                                                        ========      ========      ========      ========
   Basic earnings per common share                      $   0.36      $   0.06      $   0.50      $   0.33
                                                        ========      ========      ========      ========
   Diluted earnings per common share                    $   0.35      $   0.06      $   0.48      $   0.32
                                                        ========      ========      ========      ========

   Basic weighted average shares outstanding              25,092        22,873        24,951        22,575
   Effect of dilutive stock options and warrants           1,047           508         1,114           525
                                                        --------      --------      --------      --------
   Diluted weighted average shares outstanding            26,139        23,381        26,065        23,100
                                                        ========      ========      ========      ========

Options to purchase 78,845 and 847,095 shares, 967,395 and 755,355 shares, of common stock which were outstanding for the quarter and six months ended June 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted earnings per share for each period, because their effect would be anti-dilutive. Warrants to purchase 38,867 shares for the three and six months ended June 30, 2000, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

                       AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - LONG TERM DEBT

On June 11, 2001 the Company increased committed funding from $230 million to $282.5 million under its existing credit facility. Citicorp, USA, Inc. committed $37.5 million and agreed to serve as documentation agent for the credit facility. Credit Suisse First Boston committed $15 million.

On March 29, 2001, the Company and its lenders executed an amendment ("Amendment No. 3") to its Credit Facility, dated December 16, 1999, which excluded an additional $5.4 million, or $28.3 million in total, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company paid an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The amendment fee was approximately $600,000. The amendment is not expected to have an adverse effect on the Company's operations or strategies.

NOTE 9 - INTEREST RATE RISK MANAGEMENT

The Company utilizes interest rate swap contracts to effectively convert a portion of its floating-rate obligations to fixed-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the related interest rate swap agreement is reflected in other comprehensive loss with the corresponding liability being recorded as a component of other liabilities on the condensed consolidated balance sheet. The Company has no ineffectiveness with regard to its interest rate swap contracts as each interest rate swap agreement meets the criteria for accounting under the short-cut method as defined in SFAS 133 for cash flow hedges of debt instruments. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its Credit Facility. Such derivative financial instruments are not held or issued for trading purposes. The Company is required by the terms of its Credit Facility to keep some form of interest rate protection in place. The effectiveness of the strategies will be monitored, measuring the intended benefit or cost of protection against the actual market conditions.

NOTE 10 - COMPREHENSIVE INCOME

The Company includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. For the six months ended June 30, 2001, comprehensive income was approximately $8.7 million. This includes a transition adjustment recorded on January 1, 2001 of $3.0 million (net of tax of $2.0 million). The difference between net income and comprehensive income for the six months ended June 30, 2001, is as follows (in thousands):

Net income                                                                                $12,388
Change in fair value of derivative financial instruments, net of tax of $2,463             (3,696)
                                                                                          -------
Comprehensive income                                                                      $ 8,692
                                                                                          =======

NOTE 11 - SEGMENT REPORTING

The Company has two reportable segments, Owned and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, asset impairment charges, interest expense, other income and expense and income taxes ("Operating Income"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

                        AMERIPATH, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the financial information for the three and six months ended June 30 for the business segments and corporate.

Owned                                               Three months ended June 30,        Six months ended June 30,
------                                              ----------------------------       -------------------------
                                                          2001              2000            2001             2000
                                                          ----              ----            ----             ----
Net patient service revenue                           $ 97,335          $ 74,372       $ 189,059        $ 143,260
Operating income                                        30,488            24,551          57,814           45,935
Segment assets                                                                           301,498          201,503

Managed                                             Three months ended June 30,        Six months ended June 30,
--------                                            ----------------------------       -------------------------
                                                          2001              2000            2001             2000
                                                          ----              ----            ----             ----
Net management service revenue                        $  7,717          $  6,562       $  14,738        $  12,717
Operating income                                         1,152             1,173           2,281            1,421
Segment assets                                                                            21,950           16,531

Corporate                                           Three months ended June 30,        Six months ended June 30,
----------                                          ----------------------------       -------------------------
                                                          2001              2000            2001             2000
                                                          ----              ----            ----             ----
Operating loss                                        $ (6,694)         $ (6,250)      $ (12,712)       $ (10,033)
Segment assets                                                                           294,489          325,259
Elimination of intercompany accounts                                                     (30,063)         (27,497)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company paid approximately $1.5 million on contingent notes issued in connection with previous acquisitions as additional purchase price.

During the third quarter of 2001, two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology lab. As a result, we no longer have an operating lab in Alabama. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities. If we are unable to retain these customers we could incur a non-cash asset impairment charge, which would not exceed $3.9 million in the aggregate, and possibly a charge for other related non-recurring costs. If such charges are necessary, depending upon the magnitude of the charges, we may have to seek a waiver from our lenders to avoid violating a covenant under our credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading national provider of cancer diagnostics, genomic, and related information services. Since the first quarter of 1996, the Company has completed the acquisition of 49 physician practices (the "Practices") located in 21 states. These practices are either directly owned by the Company or managed by the Company through one of its subsidiaries. This includes the acquisition of Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). The Inform DX transaction was accounted for as a pooling of interests and therefore all prior year information has been restated to reflect the acquisition of Inform DX. As a result of the Inform DX acquisition, the Company now manages several practices through which it derives management fees. The Company's 427 pathologists provide medical diagnostic services in outpatient laboratories owned, operated and managed by the Company, hospitals, and outpatient ambulatory surgery centers. Of these pathologists, 421 are board certified in anatomic and clinical pathology, and 190 are also board certified in a subspecialty of anatomic pathology, including dermatopathology (study of diseases of the skin), hematopathology (study of diseases of the blood) and cytopathology (study of abnormalities of the cells).

Under the management or equity model, the Company acquires certain assets of, and operates pathology practices under, long-term service agreements with affiliated physician groups (the "Managed Practices"). The Company provides facilities and equipment as well as administrative and technical support for the affiliated physician groups under service agreements. Through its ownership or employment model, the Company acquires a controlling equity (voting) interest or has a controlling financial interest in the pathology practice (the "Owned Practices").

As of June 30, 2001, the Company and the Managed Practices had contracts and/or business relationships with a total of 237 hospitals pursuant to which the Company manages their clinical pathology and other laboratories and provides professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships of the Company and the Managed Practices. The Company and the Managed Practices also have 42 licensed outpatient laboratories.

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

During the second quarter of 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes the Company's national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI were not material to the Company's operations during 2000 and for the six months ended June 30, 2001. The Company is working with GCI to develop procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. Failure to comply with such regulations could result in adverse consequences including potential liability of the Company. On September 15, 2000, the Company made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01.

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

Net patient revenues. The majority of services furnished by the Company's pathologists are anatomic pathology diagnostic services. Medicare reimbursement for these services represented approximately 21% of the Company's cash collections at June 30, 2001 and 2000. The Company typically bills government programs (principally Medicare and Medicaid), indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net patient revenue differs from amounts billed for services due to:

 .    Medicare and Medicaid reimbursements at annually established rates;
 .    payments from managed care organizations at discounted fee-for-service rates;
 .    negotiated reimbursement rates with national clinical laboratories and other third party payors; and
 .    other discounts and allowances.

In recent years, there has been a shift away from traditional indemnity insurance plans to managed care as employers and other payors move their participants into lower cost plans. The Company benefits more from patients covered by Medicare and traditional indemnity insurance than managed care organizations and national clinical laboratories, which contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. The Company also contracts with national clinical laboratories and is attempting to increase the number of such contracts to increase test volume. Since the majority of the Company's operating costs -- principally the compensation of physicians and non-physician technical personnel--are relatively fixed, increases in volume, whether from indemnity or non-indemnity plans, enhance the Company's profitability. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue.

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

In July 1999, the Centers for Medicare and Medicaid Services ("CMS") (formerly Health Care Financing Administration "HCFA") announced several proposed rule changes, and issued a final rule on November 2, 1999 that impacts payment for pathology services. The changes include: (a) the implementation of resource-based malpractice relative value units ("RVUs"), which should not significantly change reimbursement; and (b) the 1997 regulations required CMS to develop a methodology for resource-based practice expense RVUs for each physician service beginning in 1998. The BBA provided for a four-year transition period. CMS has established, and is proposing, a new methodology for computing resource-based practice expense that uses available practice expense data. In the November 2, 1999 final rule, an interim solution was developed which created a separate practice expense pool for all services with zero work RVUs. As published in the final rule, certain reimbursement codes were removed from the zero work RVU pool. The impact of these procedures from the zero work pool varies by procedure and geographic region. The impact of the changes for pathology revenue were estimated by CMS to be 8%; however, the magnitude of the impact that Medicare has on AmeriPath depends upon the mix of Medicare and non-Medicare services. For those outpatient facilities that AmeriPath bills globally, the average percentage increase was 16.6% for a common CPT code 88305. On August 10, 2000, the Final Update to the 2000 Medicare Physician Fee Schedule Database was published by CMS. The changes included increases to various codes including CPT code 88305. Increases vary by region and averaged 5.7%.

In addition, CMS announced that it will cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory on the basis that it believes that the cost of the technical component for inpatient services is already included in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change was scheduled to commence January 1, 2001. Congress, however, recently "grandfathered" certain existing hospital-lab arrangements. CMS has increased the physician fee schedule conversion factor from $36.61 to $38.26 in 2001.

Due to the implementation of the hospital outpatient prospective payment system ("PPS"), independent pathology laboratories providing services to hospital outpatients generally will no longer be able to bill Medicare for the technical component ("TC") of those services. Rather, they will need to bill the hospital for the TC. The hospital will be reimbursed as part of the new Ambulatory Payment Classification ("APC") payment system. This change will require new billing arrangements to be made with the hospitals which may result in an increase in the amount of time necessary for collections and reduction in the amounts paid. The actual change in revenue has not been determined due to current negotiations in progress with the hospitals that don't meet the acceptable "grandfather" clause. There can be no assurance that these changes will not have an adverse effect on the Company.

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

The underlying calculation of net management service revenue is net physician group revenue less amounts retained by the physician groups ("Physician Group Retainage"). Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third party payors pursuant to their respective contracts with the physician group. The provision for bad debts represents management's estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third party payors. Physician Group Retainage is the net physician group revenue less practice expenses and management fee charged by the Company in accordance with the terms of the service agreement.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Changes in the results of operations between the three and six month periods ended June 30, 2001 and 2000 are due primarily to the various acquisitions which were consummated by the Company subsequent to June 30, 2000. References to "same store" means practices at which the Company provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and relationships and expanded ancillary testing services added to existing practices. During the first six months of 2001, the Company completed no acquisitions.

PERCENTAGE OF NET REVENUE

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                       ---------------------       ----------------------
                                                          2001          2000          2001          2000
                                                       --------       ------       --------        ------
NET REVENUES                                             100.0%        100.0%        100.0%         100.0%
                                                        ------        ------        ------         ------

OPERATING COSTS AND EXPENSES:
   Cost of services                                       47.0%         48.0%         48.0%          48.6%
   Selling, general and administrative expenses           17.3%         17.6%         17.4%          17.6%
   Provision for doubtful accounts                        11.9%         10.3%         11.4%           9.9%
   Amortization expense                                    4.5%          4.8%          4.5%           4.9%
   Merger-related charges                                   --            --           3.4%            --
   Asset impairment and related charges                     --           6.5%           --            3.4%
                                                        ------        ------        ------         ------
        Total operating costs and expenses                80.7%         87.2%         84.7%          84.4%
                                                        ------        ------        ------         ------

INCOME FROM OPERATIONS                                    19.3%         12.8%         15.3%          15.6%

   Interest expense and other income, net                  4.3%          4.3%          4.6%           4.4%
                                                        ------        ------        ------         ------

INCOME BEFORE INCOME TAXES                                15.0%          8.5%         10.7%          11.2%

PROVISION FOR INCOME TAXES                                 6.3%          4.8%          4.6%           5.4%
                                                        ------        ------        ------         ------

NET INCOME                                                 8.7%          3.7%          6.1%           5.8%
Induced conversion and accretion of
   redeemable preferred stock                               --           2.0%           --            1.0%
                                                        ------        ------        ------         ------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                           8.7%          1.7%          6.1%           4.8%
                                                        ------        ------        ------         ------

Net Revenues

Net revenues increased by $24.2 million, or 29.8%, from $80.9 million for the three months ended June 30, 2000, to $105.1 million for the three months ended June 30, 2001. Same store net revenue increased $12.0 million, or 15%, from $80.2 million for the three months ended June 30, 2000 to $92.2 million for the three months ended June 30, 2001, including approximately $1.3 million related to the increase in Medicare reimbursement. Same store outpatient revenue increased $8.4 million, or 27%, same store hospital revenue increased $2.4 million, or 6%, and same store management service revenue increased $1.2 million, or 18%, compared to the same period of the prior year. The remaining increase in revenue of $12.2 million resulted from the operations of laboratories acquired during the year 2000.

Net revenues increased by $47.8 million, or 30.7%, from $156.0 million for the six months ended June 30, 2000, to $203.8 million for the six months ended June 30, 2001. Same store net revenue increased $23.3 million, or 15%, from $80.2 million for the six months ended June 30, 2000 to $92.2 million for the six months ended June 30, 2001, including approximately $1.5 million related to the increase in Medicare reimbursement. Same store outpatient revenue increased $15.0 million, or 25%, same store hospital revenue increased $6.3 million, or 8%, and same store management service revenue increased $2.0 million, or 16%, compared to the same period of the prior year. The remaining increase in revenue of $24.5 million resulted from the operations of laboratories acquired during the year 2000.

During the six months ended June 30, 2001, approximately $15.1 million, or 7%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). Effective December 31, 2000, Quest terminated AmeriPath's pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during the fourth quarter AmeriPath discontinued its Quest work in San Antonio. Decisions by Quest and/or LabCorp to discontinue or redirect pathology services, at any or all of its practices, or the Company's decision to discontinue processing work from the national labs, could have a material adverse effect on AmeriPath's financial position and results of operations.

In addition, during the six months ended June 30, 2001, approximately $27.1 million, or 13%, of the Company's net revenue was derived from 28 hospitals operated by HCA-The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts we may have with these and other hospitals have remaining terms of less than five years and contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and we believe that it is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures and/or sales of HCA hospitals and/or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on the Company's financial position and results of operations.

Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $10.6 million, or 27.2%, from $38.8 million for the three months ended June 30, 2000 to $49.4 million for the same period in 2001. The increase in cost of services relates primarily to the increase in net revenues (approximately $5.0 million) and the practices acquired since June 30, 2000 (approximately $4.9 million). The increase can also be attributed to the increase in physician compensation. However, cost of services, as a percentage of net revenues, decreased slightly from 48.0% for the three months ended June 30, 2000 to 47.0% in the comparable period of 2001. Gross margin increased from 52.0% in the three months ended June 30, 2000 to 53.0% for the same period in 2001.

Cost of services increased by $22.0 million, or 29.1%, from $75.8 million for the six months ended June 30, 2000 to $97.8 million for the same period in 2001. The increase in cost of services can be attributed primarily to the increase in net revenues (approximately $11 million) and the practices acquired since June 30, 2000 (approximately $10.9 million). Cost of services, as a percentage of net revenues, decreased slightly from 48.6% for the six months ended June 30, 2000 to 48.0% in the comparable period of 2001. Gross margin increased from 51.4% in the six months ended June 30, 2000 to 52.0% for the same period in 2001.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 17.6% for the three months ended June 30, 2000 to 17.3% for the same period of 2001, as the Company continues to implement measures to better control these costs and continues to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations.

Selling, general and administrative expenses increased by $3.9 million, or 27.2%, from $14.3 million for the three months ended June 30, 2000 to $18.2 million for the comparable period of 2001. Of this increase, approximately $1 million was attributable to the increase in billing and collection costs and approximately $1.2 million is attributable to the acquisitions the Company completed after June 30, 2000. The remaining increase of $1.7 million was due primarily to increased staffing levels in marketing, human resources and accounting, salary increases effected during the fourth quarter of 2000, and costs incurred to expand the Company's administrative support infrastructure and to enhance the Company's information systems support services. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company's penetration in the urology, gastroenterology and oncology markets. The Company's objective is to achieve annual same practice net revenue growth in excess of 10%; however, there can be no assurance that the Company will achieve this objective.

As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 17.6% for the six months ended June 30, 2000 to 17.4% for the same period of 2001. Selling, general and administrative expenses increased by $8.0 million, or 29.0%, from $27.4 million for the six months ended June 30, 2000 to $35.4 million for the comparable period of 2001. The increase can be attributed to the same reasons stated above, including approximately $2.1 million attributable to the increase in billing and collection costs and approximately $2.6 million attributable to the acquisitions the Company completed after June 30, 2000.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $4.2 million, or 50.3%, from $8.3 million for the three months ended June 30, 2000, to $12.5 million for the same period in 2001. The provision for doubtful accounts as a percentage of net revenues was 10.3% and 11.9% for the three month periods ended June 30, 2000 and 2001, respectively. This increase was driven by three factors: conservative reserve practices as the same store revenue accelerates; extended account aging in some practices where billing systems have been converted and; increased clinical professional component billing, which generally has a higher bad debt ratio.

The provision for doubtful accounts increased by $7.8 million, or 50.2%, from $15.4 million for the six months ended June 30, 2000, to $23.2 million for the same period in 2001. The provision for doubtful accounts as a percentage of net revenues was 9.9% and 11.4% for the six month periods ended June 30, 2000 and 2001, respectively.

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

Amortization Expense

Amortization expense increased by $757,000, or 19.4%, from $3.9 million for the three months ended June 30, 2000, to $4.7 million for the same period of 2001. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired after June 30, 2000, and payments made on contingent notes, as well as a reduction in the weighted average amortization periods from 30 to 28 years. Amortization expense is expected to increase for the remainder of 2001 as a result of additional identifiable intangible assets and goodwill arising from future acquisitions, and any payments required to be made pursuant to the contingent notes issued in connection with acquisitions.

Amortization expense increased by $1.5 million, or 18.7%, from $7.7 million for the six months ended June 30, 2000, to $9.2 million for the same period of 2001.

During the third quarter of 2001, two pathologists in our Birmingham, Alabama practice recently terminated their employment with us and opened their own pathology lab. As a result, we no longer have an operating lab in Alabama. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities. If we are unable to retain these customers we could incur a non-cash asset impairment charge which would not exceed, in the aggregate, $3.9 million. If an impairment charge is necessary, depending upon the magnitude of the charge, we may have to seek a waiver from our lenders to avoid violating a covenant under our credit facility.

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

Merger-related Charges

The merger-related charges of $7.1 million for the six months ended June 30, 2001 relate to AmeriPath's acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the consolidation or closing of the overlapping operations of Inform DX in New York and Pennsylvania. AmeriPath effectively closed the Nashville office on March 31, 2001 and based on its current plans expects, to complete the integration of the New York and Pennsylvania operations by the end of the third quarter of 2001. The restructuring of the combined operations of AmeriPath and Inform DX are expected to result in potential annual operating synergies of up to $5 million. Since the majority of the positive effect of such savings on operations will not begin to be realized until the second half of 2001, AmeriPath expects the acquisition of Inform DX to be nominally dilutive for the first six months and accretive for the year 2001.

Interest Expense

Interest expense increased by $1.1 million, or 32.0%, from $3.6 million for the three months ended June 30, 2000, to $4.7 million for the same period in 2001. The majority of this increase was attributable to the higher average amount of debt outstanding during the three months ended June 30, 2001. For the three months ended June 30, 2001, average indebtedness outstanding was $211.9 million, compared to average indebtedness of $172.9 million outstanding in the same period of 2000. The Company's effective interest rate was 8.9% and 8.2% for the three month periods ended June 30, 2001 and 2000, respectively.

Interest expense increased by $2.4 million, or 35.3%, from $7.0 million for the six months ended June 30, 2000, to $9.4 million for the same period in 2001. The majority of this increase was attributable to the higher average amount of debt outstanding during the six months ended June 30, 2001. For the six months ended June 30, 2001, average indebtedness outstanding was $210.0 million, compared to average indebtedness of $172.2 million outstanding in the same period of 2000. The Company's effective interest rate was 9.0% and 8.1% for the six month periods ended June 30, 2001 and 2000, respectively. Although there have seen some declines in interest rates in the first and second quarters of 2001, $105 million of the credit facility is hedged with an interest rate swap which is at a fixed rate of roughly 10%, while the remaining balance of the credit facility floats with LIBOR.

Provision for Income Taxes

The effective income tax rate was approximately 56.4% and 41.8% for the three-month period ended June 30, 2000 and 2001, respectively. Generally, the effective tax rate is higher than AmeriPath's statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company's acquisitions. In addition, for the three-month period ended June 30, 2000, the Company had non-deductible asset impairment charges, which further increased the effective tax rate. The effective tax rate for the three-month period ended June 30, 2000, excluding these items would have been approximately 42.7%.

The effective income tax rate was approximately 48.1% and 43.2% for the six-month periods ended June 30, 2000 and 2001, respectively. In addition to non-deductible goodwill amortization, the Company had non-deductible asset impairment charges and merger-related charges for the six-month periods ended June 30, 2000 and 2001, respectively, which further increased the effective tax rate. The effective tax rate for the six month periods ended June 30, 2000 and 2001 excluding these items would have been approximately 42.7% and 41.7%, respectively.

Income from Operations and Net Income Attributable to Common Stockholders

Income from operations increased $10.0 million, or 96.4%, from $10.3 million for the three months ended June 30, 2000, to $20.3 million in the same period of 2001. Without giving effect to asset impairment charges of $5.2 million in 2000, income from operations increased by $4.7 million, or 30.3%, from $15.6 million in the three months ended June 30, 2000 to $20.3 million in the same period of 2001.

Income from operations increased $6.8 million, or 27.8%, from $24.3 million for the six months ended June 30, 2000, to $31.1 million in the same period of 2001. Without giving effect to asset impairment charges of $5.2 million in 2000 and merger-related charges of $7.1 million in 2001, income from operations increased by $8.6 million, or 29.1%, from $29.6 million in the six months ended June 30, 2000 to $38.2 million in the same period of 2001.

Net income attributable to common stockholders for the three months ended June 30, 2001 was $9.1 million, an increase of $7.7 million, or 552%, over the same period in 2000. Without giving effect to asset impairment charges of $5.2 million and a $1.6 million charge for the induced conversion of redeemable preferred stock in 2000, net income increased by $2.2 million, or 32.2%, from $6.9 million in the three months ended June 30, 2000 to $9.1 million in the same period of 2001. Diluted earnings per share for the three months ended June 30, 2001 increased to $0.35 from $0.06 for the comparable period of 2000, based on
26.1 million and 23.4 million weighted average shares outstanding, respectively. Diluted earnings per share for the three months ended June 30, 2000 would have been $0.30 without the asset impairment charges and the charge for the induced conversion of redeemable preferred stock.

Net income attributable to common stockholders for the six months ended June 30, 2001 was $12.4 million, an increase of $4.9 million, or 65.9%, over the same period in 2000. Without giving effect to asset impairment charges of $5.2 million and a $1.6 million charge for the induced conversion of redeemable preferred stock in 2000, and the merger-related charges of $7.1 million in 2001, net income increased by $3.9 million, or 29.6%, from $13.0 million in the six months ended June 30, 2000 to $16.9 million in the same period of 2001. Diluted earnings per share for the six months ended June 30, 2001 increased to $0.48 from $0.32 for the comparable period of 2000, based on 26.1 million and 23.1 million weighted average shares outstanding, respectively. Diluted earnings per share was $0.65 and $0.56 for the six months ended June 30, 2001 and 2000, respectively, without giving effect to any special charges.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of approximately $52.0 million, an increase of $11.2 million from the working capital of $40.8 million at December 31, 2000. The increase in working capital was due primarily to increases in net accounts receivable of $11.3 million.

For the six month periods ended June 30, 2000 and 2001, cash flows from operations were $17.8 million, 11% of net revenue, and $15.8 million, 7.7% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $3.1 million, cash flow from operations would have been $18.9 million, or 9.3% of net revenue. For the six months ended June 30, 2001, cash flow from operations and borrowings under the Company's Credit Facility were used to make contingent note payments of $22.1 million and acquire $4.6 million of property and equipment.

At June 30, 2001, the Company had $73.5 million available under its Credit Facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $282.5 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of June 30, 2001, $209.0 million was outstanding under the revolving loan with an annual effective interest rate of 8.28%.

In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, various maturity dates, and a combined notional amount of $105 million. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk for details on these swap agreements. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility and they are not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep some form of interest rate protection in place. At June 30, 2001, the Company believes that it is in compliance with the covenants of the Credit Facility.

On March 29, 2001, the Company and its lenders executed an amendment ("Amendment No. 3") to its Credit Facility, dated December 16, 1999, which excluded an additional $5.4 million, or $28.3 million in total, of charges from its covenant calculations. In addition, Amendment No. 3 (i) increased the Company's borrowing rate by 37.5 basis points; (ii) requires the Company to use a minimum of 30% equity for all acquisitions; (iii) requires the Company to use no more than 20% of consideration for acquisitions in the form of contingent notes and; (iv) requires lender approval of all acquisitions with a purchase price greater than $10 million. The Company paid an amendment fee of up to 30 basis points to those lenders which consented to the amendment. The amendment fee was approximately $600,000.The amendment is not expected to have an adverse effect on the Company's operations or strategies.

On June 11, 2001 the Company increased committed funding from $230 million to $282.5 million under its existing Credit Facility. Citicorp, USA, Inc. committed $37.5 million and agreed to serve as documentation agent for the Credit Facility. Credit Suisse First Boston committed $15 million.

The Company expects to continue to use its credit facility to fund acquisitions and for working capital. The Company anticipates that funds generated by operations and funds available under the credit facility will be sufficient to meet working capital requirements and contingent note obligations, and to finance capital expenditures over the next 12 months. Further, in the event payments under the contingent notes issued in connection with acquisitions become due, the Company believes that the incremental cash generated from operations would exceed the cash required to satisfy the Company's payment, if any, of the contingent obligations in any one year period. Such payments, if any, will result in a corresponding increase in goodwill in periods following the payment. Funds generated from operations and funds available under the credit facility may not be sufficient to implement the Company's longer-term growth strategy.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions.

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

We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties may assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties and could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenues from such practices, increased expenses in the operation of such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other "corporate practice" states may require structural and organizational modification to the form of relationship that we currently have with physicians, affiliated practices and hospitals. Such modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of federal anti-kickback laws.

Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that the federal government might investigate our arrangements with physicians and third parties. Such investigations, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs would eliminate an important source of revenue and adversely affect our business.

Our business could be harmed by future interpretation or implementation of the federal Stark Law and other state and federal anti-referral laws.

We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. Many states have similar laws. These state laws generally apply to services reimbursed by both governmental and private payors. Violations of these federal and state laws may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs. We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of our common stock and contingent promissory notes issued by us in connection with acquisitions. While we believe that our financial relationships with physicians are in material compliance with applicable laws and regulations, government authorities might take a contrary position. If our financial relationships with physicians were found to be illegal, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of state and federal anti-trust laws.

In connection with the corporate practice of medicine laws, the physician practices with which we are affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, we are seeking to acquire or affiliate with established and reputable practices in our target geographic markets. While we believe that we are in compliance with these laws and intend to comply with any laws that may apply to our development of integrated health care delivery networks, courts or regulatory authorities could nevertheless investigate our business practices. If our business practices were found to violate these laws, we could be required to pay fines, penalties and damage awards and we could be required to restructure our business in a manner that would reduce our profitability or impede our growth.

Our business could be harmed by future interpretation or implementation of the Health Care Insurance Portability and Accountability Act

The Health Care Insurance Portability and Accountability Act, or HIPAA, created provisions that impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third party payors.

Substantially all of our net revenues are derived from our practices' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise adversely affect our business.

We rely upon reimbursement from government programs for a significant portion of our revenues, and therefore our business would be harmed if reimbursement rates from government programs decline.

We derive approximately 20% of our collections from payments made by government sponsored health care programs (principally Medicare and Medicaid). These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts, or changes in reimbursement coding practices, could adversely affect our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state level and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in payment reductions. In addition, Medicare, Medicaid and other government sponsored health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

There has been an increasing number of state and federal investigations of hospitals and hospital laboratories, which may increase the likelihood of investigations of our business practices.

Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA is reportedly under investigation with respect to such practices. We operate laboratories on behalf of numerous hospitals and have numerous contractual agreements with hospitals, including 28 HCA hospitals as of June 30, 2001. Therefore, the government's ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may have other adverse effects on us, including termination or amendment of one or more of our contracts or the sale of hospitals potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

The heightened scrutiny of Medicare and Medicaid billing practices in recent years may increase the possibility that we will become subject to costly and time consuming investigations.

Payors periodically reevaluate the services for which they provide reimbursement. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would adversely affect our revenues and earnings. Moreover, the federal government has become more aggressive in examining laboratory billing practices and seeking repayments and penalties allegedly resulting from improper billing for services (e.g., the billing codes used). While the primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests, which comprise only a portion of our revenues, the scope of this initiative could expand and it is not possible to predict whether or in what direction the expansion might occur. While we believe that our practices are proper and do not include any allegedly improper practices now being examined, the government could broaden its initiative to focus on the type of services we furnish. If this were to happen, we might be required to repay money. Furthermore, HIPAA and Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG is currently expanding the scope of its health care audits and investigations. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. If a negative finding is made as a result of such an investigation, we could be required to change coding practices or repay amounts paid for incorrect practices.

We derive a significant portion of our revenues from short-term hospital contracts and hospital relationships that can easily be terminated.

Our hospital contracts typically have terms of one to five years and automatically renew for additional one-year terms unless otherwise terminated by either party. The contracts generally provide that the hospital may terminate the agreement prior to the expiration of the initial or any renewal term. We also have business relationships with hospitals that are not reduced to written contracts and that may be terminated by the hospitals at any time. Loss of any particular hospital contract or relationship would not only result in a loss of net revenue to us under that contract or relationship, but may also result in a loss of outpatient net revenue that may be derived from our association with the hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. Our contracts and relationships with hospitals may be terminated or, in the case of contracts, may not be renewed as their current terms expire.

If we are unable to make acquisitions in the future, our rate of growth will slow.

Much of our historical growth has come from acquisitions, and we expect to continue to pursue growth through the acquisition and development of laboratories and physician practices. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing on acceptable terms. In addition, as we become a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. Further, the businesses we acquire may not perform well enough to justify our investment. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

We intend to raise additional capital, which may be difficult to obtain at attractive prices and which may cause us to engage in financing transactions that adversely affect our stock price.

We need capital for both internal growth and the acquisition and integration of new practices, products and services. Therefore, we intend to raise additional capital through public or private offerings of equity securities and/or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. Additional capital may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

The success of our growth strategy depends on our ability to adapt to new markets and to effectively integrate newly acquired practices.

Our expansion into new markets will require us to maintain and establish payor and customer relationships and to convert the patient tracking and financial reporting systems of new practices to our systems. Significant delays or expenses with regard to this process could adversely affect the integration of additional practices and our profitability. The integration of additional practices also requires the implementation and centralization of purchasing, accounting, human resources, management information systems, cash management and other systems, which may be difficult, costly and time-consuming. Accordingly, our operating results in fiscal quarters immediately following a new practice affiliation may be adversely affected while we attempt to complete the integration process. We may encounter significant unanticipated costs or other problems associated with the future integration of practices into our combined network of affiliated practices. Our expansion into new markets may require us to comply with present or future laws and regulations that may differ from those to which we are currently subject. Failure to meet these requirements could impede our growth objectives or adversely affect our profitability.

We may inherit significant liabilities from practices that we acquire.

We perform due diligence investigations with respect to potential liabilities of acquired and affiliated practices and obtain indemnification with respect to liabilities from the sellers of such practices. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. While we believe, based on our due diligence investigations, that the operations of our practices prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such practices were not in full compliance with such laws and that we will become accountable for their non-compliance. A violation of such laws by a practice could result in civil and criminal penalties, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and loss of a physician's license to practice medicine.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of December 31, 2000, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $198.4 million over the next three to five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. Payments of these contingent amounts will adversely affect our earnings per share and may cause volatility in the market price of our common stock. We expect to continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $263.2 million at June 30, 2001, representing approximately 44.8% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $196.7 million at June 30, 2001, representing approximately 34.6% of our total assets. We amortize goodwill on a straight-line basis over periods ranging from 15 to 35 years. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could adversely affect our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology. While our practices have been able to recruit (principally through practice acquisitions) and retain pathologists, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may have to modify the economic terms of our relationships with pathologists in order enhance our recruitment and retention efforts, which could adversely affect our profitability. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. Our revenues and earnings could be adversely affected if a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or if a number of our non-competition agreements with physicians were terminated or determined to be invalid or unenforceable. The two pathologists in our Birmingham, Alabama practice recently terminated their employment with us and opened their own pathology lab. As a result, we no longer have an operating lab in Alabama. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities. If we are unable to retain these customers we could incur a non-cash asset impairment charge, which would not exceed $3.9 million in the aggregate, and possibly a charge for other related non-recurring costs. If such charges are necessary, depending upon the magnitude of the charges, we may have to seek a waiver from our lenders to avoid violating a covenant under our credit facility.

Proposals to reform the health care industry may restrict our existing operations, impose additional requirements on us, limit our expansion or increase our costs of regulatory compliance.

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

Our services include the provision of physician practice management services to pathology practices and the provision of pathology and cytology diagnostic services. Companies in other health care segments, such as hospitals, national clinical laboratories, third party payors and health maintenance organizations may compete with us in the employment of pathologists and the management of pathology practices. We also expect to experience increasing competition in the provision of pathology and cytology diagnostic services from other anatomic pathology practices, companies in other health care industry segments (such as other hospital-based specialties), national clinical laboratories, large physician group practices or other pathology physician practice management companies. Some of our competitors may have greater financial and other resources than us, which could further intensify competition. Increasing competition may erode our customer base and reduce our sources of revenue and may increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology practices.

We may be subject to significant professional liability claims and we cannot assure you that our insurance coverage limits will be sufficient to cover such claims.

Our business entails an inherent risk of claims of physician professional liability for acts or omissions of our physicians and laboratory personnel. We and our physicians periodically become involved as defendants in medical malpractice lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. While we believe that we have an adequate risk management program, including professional liability insurance coverage, it is possible that future claims will exceed the limits of our risk management program, including the limits of our insurance coverage. It is also possible that the costs of our insurance coverage will rise causing us to either incur additional costs or further limit the amount of coverage we have. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. Entities providing managed care coverage have been successful in reducing payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce revenues, increase the cost of doing business and limit the ability to pass cost increases on to customers. Therefore, the continued growth of the managed care industry could adversely affect our business.

Our business strategy emphasizes growth, which places significant demands on our financial, operational and management resources and creates the risk of failing to meet the growth expectations of investors.

Our growth strategy includes efforts to acquire and develop new practices, develop and expand managed care and national clinical lab contracts and develop new products, services, technologies and related alliances with third parties. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our physician and employee base and to train, motivate and manage employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or to manage our expanded operations effectively and profitably.

We are pursuing a strategy of becoming a fully integrated healthcare diagnostic information provider, which adds uncertainty to our future results of operations and could divert financial and management resources away from our core business.

As we pursue our transition into becoming a fully integrated healthcare diagnostic information provider, we anticipate that significant amounts of future revenue may be derived from products, services and alliances that do not exist today or have not been marketed in sufficient quantities to measure accurately market acceptance. Similarly, post-transition operating costs are difficult to predict with accuracy, thereby adding further uncertainty to our future results of operations. We may experience difficulties that could delay or prevent the successful development and introduction of new healthcare diagnostic information products and services and such products and services may not achieve market acceptance. Any failure by us to complete this transition in a timely and cost-efficient manner could result in financial losses and could inhibit our anticipated growth. In addition, the pursuit of this transition could divert financial and management resources away from our core business.

We depend on certain key executives, the loss of whom could disrupt our operations, cause us to incur additional expenses and impede our ability to expand our operations.

Our success is dependent upon the efforts and abilities of our key management personnel, particularly James C. New, our Chairman and Chief Executive Officer, Brian C. Carr, our President, Gregory A. Marsh, our Vice President and Chief Financial Officer, Alan Levin, M.D., our Chief Operating Officer and Dennis M. Smith, Jr., M.D., our Senior Vice President and Medical Director. The services of these individuals would be very difficult to replace. Therefore, it would be costly and time consuming to find suitable replacements for these individuals. The need to find replacements combined with the temporary loss of these key services could also disrupt our operations and impede our growth by diverting management attention away from our core business and growth strategies.

Because of the complex nature of our billing and reimbursement arrangements, we may be at a greater risk of Internal Revenue Service Examinations.

The Internal Revenue Service, or IRS, conducted an examination of our federal income tax returns for the tax years ended December 31, 1996 and 1997 and concluded that no changes to the tax reported needed to be made. Although we believe that we are in compliance with all applicable IRS rules and regulations, if the IRS should determine that we are not in compliance in any other years, we could be required to pay additional taxes, including penalties and interest. In addition, IRS examinations are costly in that they can consume a great deal of management time and attention that would otherwise be spent pursuing operational improvements and growth strategies.

Our stock price is volatile and the value of your investment may decrease for various reasons, including reasons that are unrelated to the performance of our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the revolving loan of $209.0 million at June 30, 2001.

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

The fixed rates do not include the credit spread which is currently 2.0%. The fixed rates under the new agreements are approximately 2.6% higher than the prior agreements reflecting the numerous interest rate increases by the Federal Reserve since October 1998 and the interest rate environment at the time of the swap transactions. Beginning in October 2000, these higher fixed rates will increase the Company's annual interest cost by approximately $2.7 million. In addition, further tightening of interest rates by the Federal Reserve could increase the Company's interest cost on the outstanding balance of the credit facility not subject to interest rate protection. All of the Company's swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The Company uses derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its credit facility. Such derivative financial instruments are not held or issued for trading purposes. The Company is required by the terms of its credit facility to keep some form of interest rate protection in place.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of Common Stock issued in the three months ended June 30, 2001 or through the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 3, 2001. The matters voted on at the Annual Meeting and the tabulation of votes on such matters are as follows:

     (a)   Election of Class I Directors.

                                Number                           Against or
       Name                     Voting               For           Withheld
---------------------        ------------        -------------  -------------

James C. New                  20,575,838          17,888,201       2,687,637
E. Roe Stamps, IV.            20,575,838          18,705,710       1,870,128

The remaining directors whose terms continue after the meeting were Alan Levin, MD, Brian C. Carr, E. Martin Gibson and C. Arnold Renschler, MD.

     (b) To consider and vote upon a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, of the Company from 30,000,000 shares to 60,000,000 shares;

The shareholders of the Company ratified the above proposal by the following vote:

     For                      Against                  Abstentions
---------------------      ------------------       ------------------
     19,183,211                1,371,540                   21,087

     (c) To consider and vote upon a proposal to approve the Company's 2001 Stock Option Plan;

The shareholders of the Company ratified the above proposal by the following vote:

       For               Against           Abstentions      Broker non-votes
 ------------------   ---------------    ---------------  -------------------

      13,117,530          3,976,401           45,517             3,436,390

     (d) To ratify the reappointment of Deloitte & Touche LLP as the Company's independent public accountants.

The shareholders of the Company ratified the above proposal by the following vote:

       For               Against           Abstentions
 ------------------   ---------------    ---------------

      20,323,111            242,263           10,464


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.4 to Amendment No. 2 the Company's Registration Statement on Form S-3 filed August 8, 2001, Registration No. 333-59324)

     3.2       Amended and Restated Bylaws (incorporated by reference to Exhibit
               4.2 to Amendment No. 2 the Company's Registration Statement on Form S-3 filed August 8, 2001, Registration No. 333-59324)

     10.1 The Amended and Restated Credit Agreement dated as of December 16, 1999, Amended and Restated as of June 11, 2001, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders.

     10.2      Amendment to Alan Levin, MD Employment Agreement, dated June 1,
               2001

     10.3 Amendment to Dennis M Smith, Jr, MD Employment Agreement, dated June 11, 2001

     10.4 Employment Agreement, dated April 9, 2001, between Ameripath and Bruce C.Walton

     10.5 Employment Agreement, dated April 9, 2001, between Ameripath and Gregory A. Marsh

     10.6 Employment Agreement, dated April 9, 2001, between Ameripath and Michael J. Downs

     10.7 Employment Agreement, dated April 9, 2001, between Ameripath and Stephen V. Fuller

     10.8 Employment Agreement, dated April 9, 2001, between Ameripath and James C. New

     10.9 Employment Agreement, dated November 30, 2000, between Ameripath and James Billington

    10.10 Employment Agreement, dated November 30, 2000, between Ameripath and Brian C. Carr

    10.11      Amendment to James Billington Employment Agreement, dated April
               1, 2001

    10.12      Amendment to Brian C. Carr Employment Agreement, dated April 1,
               2001

     (b)  Reports on Form 8-K

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

                                       AMERIPATH, INC.



Date:  August 14, 2001                 By: /s/ JAMES C. NEW
                                           ----------------
                                           James C. New
                                           Chairman and Chief Executive Officer


Date:  August 14, 2001                 By: /s/ GREGORY A. MARSH
                                           --------------------
                                           Gregory A. Marsh
                                           Vice President and
                                           Chief Financial Officer

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------

  10.1 The Amended and Restated Credit Agreement dated as of December 16, 1999, Amended and Restated as of June 11, 2001, among AmeriPath, Inc., certain of its subsidiaries, Fleet National Bank (formerly BankBoston N.A.) and certain other lenders.

  10.2       Amendment to Alan Levin, MD Employment Agreement, dated June 1,
             2001

  10.3 Amendment to Dennis M. Smith, Jr, MD Employment Agreement, dated June 11, 2001

  10.4 Employment Agreement, dated April 9, 2001, between Ameripath and Bruce C. Walton

  10.5 Employment Agreement, dated April 9, 2001, between Ameripath and Gregory A. Marsh

  10.6 Employment Agreement, dated April 9, 2001, between Ameripath and Michael J. Downs

  10.7 Employment Agreement, dated April 9, 2001, between Ameripath and Stephen V. Fuller

  10.8 Employment Agreement, dated April 9, 2001, between Ameripath and James C. New

  10.9 Employment Agreement, dated November 30, 2000, between Ameripath and James Billington

  10.10 Employment Agreement, dated November 30, 2000, between Ameripath and Brian C. Carr

  10.11      Amendment to James Billington Employment Agreement, dated April 1,
             2001

  10.12      Amendment to Brian C. Carr Employment Agreement, dated April 1,
             2001