Form 10-K/A
period 2000-12-31
AMERIPATH INC
filed 2001-10-19
CIK 1027532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 2

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $430.4 million based on the $17.44 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

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

               Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K, as previously filed.

       2.      Financial Statement Schedules:

               Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K, as previously filed.

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

10.46.1 Employment Agreement, dated as of December 1, 1997, between AmeriPath Florida, Inc. and Dennis M. Smith, Jr., M.D. (3)

21.1           Subsidiaries of AmeriPath (3)

23.1           Independent Auditors' Consent of Deloitte & Touche LLP (11)

23.2           Independent Auditors' Consent of Ernst & Young LLP (11)

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on October 19, 2001.


                                   AMERIPATH, INC.

                                   /s/ Gregory A. Marsh
                                   -----------------------------------
                                   Gregory A. Marsh,
                                   Vice President, Chief Financial Officer and
                                   Secretary