Form 10-Q/A
period 2001-03-31
AMERIPATH INC
filed 2001-10-19
CIK 1027532

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  000-22313


                                AMERIPATH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                    65-0642485
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


  7289 Garden Road, Suite 200, Riviera Beach, Florida        33404
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

                       AMERIPATH, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                       Page
                                                                       ----
PART II - OTHER INFORMATION                                              3

      Item 6. Exhibits and Reports on Form 8-K                           3

SIGNATURES                                                               4

PART II - OTHER INFORMATION

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


   10.48 2001 Stock Option Plan (Incorporated by reference to Exhibit A to AmeriPath, Inc.'s Proxy Statement relating to its 2001 Annual Meeting of Stockholders, filed on April 6, 2001)


     (b)  Reports on Form 8-K


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

                                             AMERIPATH, INC.


Date: October 19, 2001                       By: /s/ GREGORY A. MARSH
                                                 --------------------
                                                 Gregory A. Marsh
                                                 Vice President and
                                                 Chief Financial Officer