Form 10-Q
period 2001-09-30
AMERIPATH INC
filed 2001-11-13
CIK 1027532

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                              Yes [X]     No [ ]

The registrant had 30,066,261 shares of common stock, $.01 par value, outstanding as of November 9, 2001.

                        AMERIPATH, INC. AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX




                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of
               September 30, 2001 and December 31, 2000 (Unaudited)            3

             Condensed Consolidated Statements of Operations for
               the Three and Nine Months Ended September 30, 2001
               and 2000 (Unaudited)                                            4

             Condensed Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 2001 and 2000
               (Unaudited)                                                     5

             Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  6-12

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         13-35

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       36

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                37

     Item 6. Exhibits and Reports on Form 8-K                                 37

SIGNATURES                                                                    38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                September 30,         December 31,
                                ASSETS                                              2001                  2000
                                                                                -------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  4,657            $  2,418
     Accounts receivable, net                                                        81,341              70,939
     Inventories                                                                      1,201               1,406
     Other current assets                                                             9,964              11,446
                                                                                   --------            --------
          Total current assets                                                       97,163              86,209
                                                                                   --------            --------

PROPERTY AND EQUIPMENT, NET                                                          24,427              23,580
                                                                                   --------            --------

OTHER ASSETS:
     Goodwill, net                                                                  201,015             177,263
     Identifiable intangibles, net                                                  263,714             268,627
     Other                                                                            6,996               6,487
                                                                                   --------            --------
          Total other assets                                                        471,725             452,377
                                                                                   --------            --------

TOTAL ASSETS                                                                       $593,315            $562,166
                                                                                   ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $ 50,122            $ 35,712
     Current portion of long-term debt                                                  800               1,055
     Other current liabilities                                                        7,374               8,627
                                                                                   --------            --------
          Total current liabilities                                                  58,296              45,394
                                                                                   --------            --------

LONG-TERM LIABILITIES:
     Revolving loan                                                                 194,000             197,216
     Long-term debt                                                                   2,879               3,476
     Other liabilities                                                                8,946               2,369
     Deferred tax liability                                                          60,146              64,046
                                                                                   --------            --------
          Total liabilities                                                         324,267             312,501
                                                                                   --------            --------

STOCKHOLDERS' EQUITY:
     Common stock                                                                       253                 247
     Additional paid-in capital                                                     192,117             188,050
     Accumulated other comprehensive loss                                            (5,946)                 --
     Retained earnings                                                               82,624              61,368
                                                                                   --------            --------
          Total stockholders' equity                                                269,048             249,665
                                                                                   --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $593,315            $562,166
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

                        AMERIPATH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                      September 30,
                                                             --------------------------        --------------------------
                                                               2001             2000             2001             2000
                                                             --------          --------        --------         ---------
NET REVENUES:
   Net patient service revenue                               $ 97,555          $79,650         $286,614         $222,910
   Net management service revenue                               8,503            6,871           23,241           19,588
                                                             --------          -------         --------         --------
        Total net revenues                                    106,058           86,521          309,855          242,498
                                                             --------          -------         --------         --------

OPERATING COSTS AND EXPENSES:
   COST OF SERVICES:
        Net patient service revenue                            45,165           37,465          132,942          104,493
        Net management service revenue                          5,756            4,950           15,801           13,698
                                                             --------          -------         --------         --------
           Total cost of services                              50,921           42,415          148,743          118,191
   Selling, general and administrative expenses                18,089           15,234           53,475           42,660
   Provision for doubtful accounts                             12,617            8,868           35,823           24,320
   Amortization expense                                         4,677            4,043           13,857           11,777
   Asset impairment and related charges                            --               --               --            5,245
   Merger-related charges                                          --               --            7,103               --
                                                             --------          -------         --------         --------
        Total operating costs and expenses                     86,304           70,560          259,001          202,193
                                                             --------          -------         --------         --------

INCOME FROM OPERATIONS                                         19,754           15,961           50,854           40,305
                                                             --------          -------         --------         --------

OTHER INCOME (EXPENSE):
   Interest expense                                            (4,443)          (3,657)         (13,880)         (10,633)
   Other, net                                                     (74)              91               70              204
                                                             --------          -------         --------         --------
        Total other expense                                    (4,517)          (3,566)         (13,810)         (10,429)
                                                             --------          -------         --------         --------

INCOME BEFORE INCOME TAXES                                     15,237           12,395           37,044           29,876

PROVISION FOR INCOME TAXES                                      6,369            5,159           15,788           13,570
                                                             --------          -------         --------         --------

NET INCOME                                                      8,868            7,236           21,256           16,306

Induced conversion and accretion of redeemable
 preferred stock                                                   --               --               --           (1,604)
                                                             --------          -------         --------         --------


NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS               $  8,868          $ 7,236         $ 21,256         $ 14,702
                                                             ========          =======         ========         ========

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                           $   0.35          $  0.30         $   0.85         $   0.64
                                                             ========          =======         ========         ========

   Basic weighted average shares outstanding                   25,277           24,176           25,061           23,109
                                                             ========          =======         ========         ========

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share                         $   0.34          $  0.29         $   0.81         $   0.62
                                                             ========          =======         ========         ========

   Diluted weighted average shares outstanding                 26,390           25,001           26,147           23,720
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

                        AMERIPATH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       ------------------------------
                                                                                         2001                 2000
                                                                                       ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                            $ 21,256             $ 16,306
 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                                           19,012               15,449
 Loss on disposal of assets                                                                 120                   19
 Deferred income tax provision                                                           (3,900)              (2,650)
 Provision for doubtful accounts                                                         35,823               24,320
 Asset impairment and related charges                                                        --                5,245
 Merger-related charges                                                                   7,103                   --
 Changes in assets and liabilities (net of effects of acquisitions):
   Increase in accounts receivable                                                      (46,456)             (32,094)
   Decrease in inventories                                                                  205                  113
   Decrease in other current assets                                                       1,446                   99
   Increase in other assets                                                                (757)                (137)
   Increase in accounts payable and accrued expenses                                     11,270                3,767
 Pooling merger-related charges paid                                                     (5,001)                  --
                                                                                       --------             --------
                 Net cash provided by operating activities                               40,121               30,437
                                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                               (6,323)              (6,635)
     Investment in Genomics Collaborative, Inc.                                              --               (1,000)
     Merger-related charges paid                                                           (542)              (1,344)
     Cash paid for acquisitions and acquisition costs, net of cash acquired                (465)             (14,927)
     Payments of contingent notes                                                       (29,721)             (21,672)
                                                                                       --------             --------
                Net cash used in investing activities                                   (37,051)             (45,578)
                                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                 3,251                  822
     Debt issuance costs                                                                    (94)                 (70)
     Principal payments on long-term debt                                                  (772)                (407)
     Net (payments) / borrowings under revolving loan                                    (3,216)              18,921
                                                                                       --------             --------
                 Net cash (used in) / provided by financing activities                     (831)              19,266
                                                                                       --------             --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     2,239                4,125
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            2,418                1,713
                                                                                       --------             --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  4,657             $  5,838
                                                                                       ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued (non-cash)                                                     $    822                   --
Cash paid during the period for:
     Interest                                                                          $ 14,011             $ 10,598
     Income taxes                                                                      $ 12,666             $ 18,046


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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provided the staff's views in applying GAAP to selected revenue recognition issues. In June 2000, SAB 101 was amended by SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of the provisions of SAB 101 did not have a material impact on the Company's consolidated results of operations, cash flows or financial position.

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

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS 142 on its consolidated results of operations, cash flows or financial position.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provision of Accounting Principle Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a "segment of a business" (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows, or financial position.

NOTE 2 - ACQUISITIONS

There were no acquisitions made in the first nine months of 2001.

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2000 include the results of operations of the Company's 2000 acquisitions from the dates acquired through September 30, 2000. The allocation of the purchase prices of some of the acquisitions occurring in the latter half of 2000 are preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

obtains such final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the acquisitions for the nine months ended September 30, 2000, after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2000. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company.

The unaudited pro forma information for the nine months ended September 30, 2000 presented below is for illustrative information purposes only and is not indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the nine months ended September 30, 2001, since there were no acquisitions made during the first nine months of 2001. These amounts are in thousands, except per share amounts.

                                                                                          Pro Forma (Unaudited)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                                   2000
                                                                                          ----------------------
Net revenues                                                                                     $267,721
                                                                                                 ========
Net income attributable to common stockholders                                                   $ 16,627
                                                                                                 ========
Diluted earnings per common share                                                                $   0.65
                                                                                                 ========


NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                           September 30, 2001
                                                                                          Amortization Periods
                                                                                                (Years)
                                                                                     -----------------------------
                                              September 30,       December 31,                           Weighted
                                                  2001               2000               Range             Average
                                              -------------       ------------       ----------          ---------
Hospital contracts                              $211,738           $211,738              25-40               31.5
Physician client lists                            74,778             71,447              10-30               19.7
Laboratory contracts                               4,543              4,543                 10               10.0
Management service agreements                     11,379             11,214                 25               25.0
                                                --------           --------
                                                 302,438            298,942
Accumulated amortization                         (38,724)           (30,315)
                                                --------           --------
   Identifiable intangibles, net                $263,714           $268,627
                                                ========           ========

Goodwill                                        $222,430           $193,231              10-35               29.3
Accumulated amortization                         (21,415)           (15,968)
                                                --------           --------
   Goodwill, net                                $201,015           $177,263
                                                ========           ========

The weighted average amortization period for identifiable intangible assets and goodwill is 27.6 years.

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

A reconciliation of the activity for the nine months ended September 30, 2001 with respect to the merger-related charges is as follows:


                                          Balance           Statement of                               Balance
                                        December 31,         Operations                              September 30,
                                           2000                Charges            Payments               2001
                                       -------------        -------------         --------           -------------
Transaction costs                        $ 1,726               $2,863             $(3,113)            $ 1,476
Employee termination costs
                                           1,417                4,240              (2,109)              3,548
Lease commitments                          2,128                   --                (321)              1,807
Other exit costs                             263                   --                  --                 263
                                         -------               ------             -------             -------
Total                                      5,534               $7,103             $(5,543)              7,094
                                                               ======             =======
Less: portion included in
 current liabilities                      (3,165)                                                      (4,094)
                                         -------                                                      -------

Total included in other
 liabilities                             $ 2,369                                                      $ 3,000
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

In September 2000, the Company made a $1 million investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up company, which has a history of operating losses. As of September 30, 2001, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of the Company's investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's balance sheet. At September 30, 2001, there were no unrealized gains or losses associated with this investment.

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

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

NOTE 7 - EARNINGS PER SHARE

Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as shares issuable upon the exercise of stock options and warrants, is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding at various times during the respective periods presented. The dilutive effects of stock options and warrants are calculated using the treasury stock method.

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                         -----------------------        -------------------------
                                                          2001            2000            2001            2000
                                                         --------        -------        --------        ---------
Earnings Per Common Share:
   Net income attributable to common
    stockholders                                         $ 8,868         $ 7,236         $21,256         $14,702
                                                         =======         =======         =======         =======


   Basic earnings per common share                       $  0.35         $  0.30         $  0.85         $  0.64
                                                         =======         =======         =======         =======
   Diluted earnings per common share                     $  0.34         $  0.29         $  0.81         $  0.62
                                                         =======         =======         =======         =======

   Basic weighted average shares outstanding              25,277          24,176          25,061          23,109
   Effect of dilutive stock options and warrants           1,113             825           1,086             611
                                                         -------         -------         -------         -------
   Diluted weighted average shares outstanding            26,390          25,001          26,147          23,720
                                                         =======         =======         =======         =======

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Options to purchase 77,238 and 212,859 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2001, respectively, and options to purchase 436,026 and 699,826 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2000, respectively, have been excluded from the calculation of diluted earnings per share for each period because their effect would be anti-dilutive. Warrants to purchase 38,867 shares for the three and nine months ended September 30, 2000, were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

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

NOTE 10 - COMPREHENSIVE INCOME

The Company includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. For the nine months ended September 30, 2001, comprehensive income was approximately $15.3 million. This includes a transition adjustment recorded on January 1, 2001 of $3.0 million (net of tax of $2.0 million). The composition of comprehensive income for the nine months ended September 30, 2001, is as follows (in thousands):

Net income                                          $21,256
Change in fair value of derivative financial
 instruments, net of tax of $4,271                   (5,946)
                                                    -------
Comprehensive income                                $15,310
                                                    =======

                        AMERIPATH, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

NOTE 11 - SEGMENT REPORTING

The Company has two reportable segments, Owned and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, asset impairment charges, interest expense, other income and expense and income taxes ("Operating Income"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

The following is a summary of the financial information for the three and nine months ended September 30 for the business segments and corporate.


Owned                                          Three months ended September 30,        Nine months ended September 30,
-----                                          --------------------------------        -------------------------------
                                                   2001                2000               2001                2000
                                               -----------           --------          -----------          ----------
Net patient service revenue                       $97,555             $79,650            $286,614           $222,910
Operating income                                   29,312              24,063              87,126             69,998
Segment assets                                                                            335,328            233,447

Managed                                        Three months ended September 30,        Nine months ended September 30,
-------                                        --------------------------------        -------------------------------
                                                   2001                2000               2001                2000
                                               -----------           --------          -----------          ----------
Net management service revenue                     $8,503              $6,871             $23,241             $ 19,588
Operating income                                    1,128               1,951               3,409                3,372
Segment assets                                                                             21,403               18,075

Corporate                                      Three months ended September 30,        Nine months ended September 30,
---------                                      --------------------------------        -------------------------------
                                                   2001                2000               2001                2000
                                               -----------           --------          -----------          ----------
Operating loss                                    $(6,009)             $(6,010)          $(18,721)            $(16,043)
Segment assets                                                                            266,432              322,446
Elimination of intercompany accounts                                                      (29,848)             (28,429)

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company paid approximately $1.9 million on contingent notes issued in connection with previous acquisitions as additional purchase price.

On October 29, 2001, the Company closed a public offering of 4,743,750 shares of common stock (which included 618,750 shares purchased by the underwriters pursuant to their over-allotment option) at a price of $26.00 per share. Salomon Smith Barney acted as book-running manager, and Credit Suisse First Boston, U.S. Bancorp Piper Jaffray, and Wachovia Securities were co-managers, of the underwriting group for the offering. The net proceeds of approximately $117 million were used to repay indebtedness under the Company's credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading national providers of anatomic pathology services. The 424 pathologists in our owned and managed practices as of September 30, 2001 provide medical diagnostic services in outpatient laboratories owned, operated and managed by us, in hospitals, and in ambulatory surgery centers. Under our ownership or employment model, we acquire a controlling equity (i.e., voting) interest or have a controlling financial interest in pathology practices. We refer to these practices as our owned practices. Under our management or equity model, we acquire certain assets of, and operate pathology practices under long-term management services agreements with, pathology practices. We refer to these practices as our managed practices. Under the management services agreements, we provide facilities and equipment as well as administrative and technical support for the managed practices. As of September 30, 2001, we had seven managed practices, employing 68 physicians. When we refer to "practices" generally, we mean our owned and managed practices as a group.

As of September 30, 2001, our practices had contracts or business relationships with a total of 237 hospitals pursuant to which we manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships. We also have 42 licensed outpatient laboratories.

     Generally, we manage and control all of the non-medical functions of the practices, including:

     . recruiting, training, employing and managing the technical and support staff;

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

     .  maintaining compliance with applicable laws, rules and regulations; and

     . with respect to our ownership and operation of outpatient anatomic pathology laboratories, providing slide preparation and other technical services.

Acquisitions

Since the first quarter of 1996, we have completed the acquisition of 49 physician practices located in 21 states. These acquisitions include the acquisition of Inform DX, during the fourth quarter of 2000. We accounted for the Inform DX transaction as a pooling of interests and, therefore, we have restated all historical information to reflect the acquisition of Inform DX. As a result of the Inform DX acquisition, we now have managed practices from which we derive management fees. Prior to the Inform DX transaction, we only had owned practices.

There were no acquisitions in the first nine months of 2001. While we regularly explore additional acquisition opportunities and are in various stages of discussions with a number of acquisition candidates, we currently have no specific agreements or commitments with any third party regarding any potential acquisition.

Business Collaborations

We have commenced our transition to becoming a fully integrated healthcare diagnostic information provider. As part of this transition, we have entered into business collaborations intended to generate additional revenues through leveraging our personnel, technology and resources. Two examples of such endeavors (one with Genomics Collaborative, Inc. and one with Molecular Diagnostics, Inc. ("Molecular Diagnostics" (f/k/a Ampersand Medical of Chicago)) are described below. Although we believe such new endeavors are promising, there can be no assurance that they will be profitable.

During the third quarter of 2000, we formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma, and cancer, with a special focus on breast, colon, and prostate tumors. This alliance utilizes our national network of hospitals, physicians, and pathologists and GCI's capabilities in large scale DNA tissue analysis and handling, tied together by proprietary information systems and bioinformatics. The financial results of the alliance with GCI were not material to our operations during 2000 or for the nine months ended September 30, 2001. We are working with GCI to develop procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. Failure to comply with such regulations could result in adverse consequences including potential liability to us. On September 15, 2000, we made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01. GCI is a privately held, start-up company, which has a history of operating losses. As of September 30, 2001, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of the Company's investment. At September 30, 2001, there were no unrealized gains or losses associated with this investment.

On March 27, 2001, we announced an agreement with Molecular Diagnostics which illustrates another example of leveraging our existing resources. In this alliance, we will be performing clinical trial work for Molecular Diagnostics' cytology platform that utilizes proteomic biomarkers to help pathologists and cytologists identify abnormal and cancerous cells in pap smears and other body fluids, such as sputum and urine. We will be paid on a fee-for-service basis for each clinical trial we conduct. The agreement also calls for us to assist Molecular Diagnostics with the development of associated products and tests. We would receive equity in Molecular Diagnostics for the developmental work and would be entitled to royalty payments based on future sales of these products and tests. One of the Molecular Diagnostics products we are currently evaluating is a new test for human papilloma virus or HPV, which causes over 99% of all cervical dysplasia and cancer. This new test involves the application of genomic and proteomic markers directed against the specific oncogenes and oncoproteins of HPV that are directly responsible for the virus' ability to cause cancer. Preliminary studies indicate superior performance of these markers compared to currently available tests. However, there can be no assurance that such tests or such markers will be successful or become commercially viable.

Sources of Net Revenue

We derive our net revenue primarily from the operations of our owned and managed practices. Net revenue was comprised of net patient service revenue from our owned practices and net management service revenue from our managed practices.

The percent of our net revenue from outpatient and inpatient pathology and management services is presented below. The type and mix of business among these three categories, which can change from period to period as a result of new acquisitions and other factors, may change our ratio of operating costs to net revenue, particularly the provision for doubtful accounts as discussed below in our results of operations.

                               Three Months              Nine Months
                           -------------------       -------------------
                           Ended September 30,       Ended September 30,
                           -------------------       -------------------
                           2001           2000       2001           2000
                           ----           ----       ----           ----
Revenue Type
Outpatient...............  46%            46%        45%            42%
Inpatient................  46%            46%        47%            50%
Management service
 revenues................   8%             8%         8%             8%

  Net patient revenues

The majority of services furnished by our pathologists are anatomic pathology diagnostic services. We typically bill government programs, principally Medicare and Medicaid, indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net patient revenue differs from amounts billed for services due to:

  .  Medicare and Medicaid reimbursements at annually established rates;

  . payments from managed care organizations at discounted fee-for-service rates;

  . negotiated reimbursement rates with national clinical laboratories and other third-party payors; and

  .  other discounts and allowances.

The national clinical laboratories contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. We, in turn, subcontract with national clinical laboratories to provide anatomic pathology services at a discounted fee-for-service rate and are attempting to increase the number of such subcontracts to increase test volume. Since the majority of our operating costs -- principally the compensation of physicians and non-physician technical personnel -- are relatively fixed, increases in test volume generally enhance our profitability. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue. However, we may be required to enter into more capitated arrangements in order to compete effectively for managed care contracts in the future.

Virtually all of our net patient service revenue is derived from our practices' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require us to borrow funds to meet current obligations or may otherwise have a material adverse effect on our financial condition and results of operations.

In addition to services billed on a fee-for-service basis, the hospital-based pathologists have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. For this role, we bill non-Medicare patients according to a fee schedule for what is referred to as clinical professional component charges. For Medicare patients, the pathologist is typically paid a director's fee or a "Part A" fee by the hospital. Hospitals and third-party payors are continuing to increase pressure to reduce the payment of these clinical professional component charges and "Part A" fees, and in the future we may sustain substantial decreases in these payments.

Approximately 22% of our collections from owned practices in the nine months ended September 30, 2001 was from government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for services under these programs could have a material adverse effect on our financial position and results of operations.

The impact of legislative changes on our results of operations will depend upon several factors, including the mix of inpatient and outpatient pathology services, the amount of Medicare business, and changes in reimbursement levels which are published in November of each year. Management continuously monitors changes in legislation impacting reimbursement.

In prior years, we have been able to mitigate the impact of reductions in Medicare reimbursement rates for anatomic pathology services through the achievement of economies of scale and production efficiencies. Despite any offsets, the recent substantial modifications to the physician fee schedule, along with additional adjustments by Medicare, could have a material adverse effect on average unit reimbursement in the future. In addition, other third-party payors could adjust their reimbursement based on changes to the Medicare fee schedule. Any reductions made by other payors could also have a material negative impact on average unit reimbursement.

  Net management service revenue

Net management service revenue is based on a predetermined percentage of operating income of the managed practices, before physician group retainage, plus reimbursement of certain practice expenses as defined in each management service agreement. Management fees are recognized at the time the physician group revenue is recorded by the physician group.

Generally, net management service revenue equates to net physician group revenue less amounts retained by the physician groups, which we refer to as physician group retainage. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician group. The provision for bad debts represents management's estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors. Net physician group revenue, which underlies our management service revenue, is subject to the same legislative and regulatory factors discussed above with respect to net patient revenue.

Medicare Reimbursement

Since 1992 the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration, or "HCFA") has paid for physician's services under section 1848 of the Social Security Act. CMS calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a fee schedule methodology known as the resource-based relative value system ("RBRVS"). The RBRVS initially was phased in over a four year period. Subsequently, CMS proposed changes in the computation of the malpractice portion and practice expense portion of the total relative value units ("RVUs"). Although these changes have changed reimbursement to some extent, they are not expected to have a material impact on the Company's revenues. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by us.

The Medicare Part B fee schedule payment for each service is determined by multiplying the RVUs established for the service by a Geographic Practice Cost Index ("GPCI"). The sum of this value is multiplied by a conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice exposure RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

CMS annually reviews both the RVUs and the conversion factor in conjunction with its budgeting process. The resulting payment schedule is published each year in the Federal Register typically in November. The blended payment rates for services provided by AmeriPath to Medicare patients, based on our values and locations of services, increased on average by 6.8% from 2000 to 2001. However, there can be no assurance that we will receive similar increases in the future, and it is possible that our blended rates may decrease at some point in the future.

A final rule published in the Federal Register on November 1, 2001 indicates that the conversion factor used in the Medicare Physician Fee Schedule will be reduced by 5.4%. The RVUs will also be changing in 2002, with certain services getting an increase in RVUs, while others are decreased. The Company estimates the overall impact to be neutral for 2002.

In 1999, CMS announced that it would cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory because they concluded payment for the technical component is included already in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change commenced January 1, 2001. Under these rules, independent pathology laboratories would be required to bill the hospital directly for technical services on hospital Medicare inpatients. Congress, however, "grandfathered," for a period of two years, certain existing hospital-lab arrangements in effect before July 22, 1999. Effective January 2001, hospital arrangements that were not grandfathered are not reimbursed by Medicare for the technical component. Upon expiration of the two years, the grandfather provision is scheduled to expire.

Additionally, with the implementation of the hospital outpatient prospective payment system ("PPS") during 2000, independent pathology laboratories providing technical services to Medicare hospital outpatients generally are no longer able to bill Medicare for the technical component ("TC") of those services. Rather, they need to bill the hospital for the TC. The hospital is reimbursed as part of the new Ambulatory Payment Classification ("APC") payment system. Laboratories providing these services now need to contract directly with hospitals for reimbursement. As the amount paid to hospitals for the most common pathology services is less than the technical component under the RBRVS, it is likely that those laboratories will incur substantial reductions in reimbursement under PPS. However, services provided by us which are subject to PPS are not material to our total net revenue.

Recent Developments

We used the net proceeds of our recently completed public stock offering to repay a portion of the outstanding indebtedness under our credit facility. In addition, we intend to put in place $200 million of new debt facilities and repay the remaining balance of our existing credit facility. The refinancing will result in the termination of three interest rate swaps with a combined notional amount of $105 million and the write-off of associated unamortized debt costs of approximately $1.7 million. The termination of these interest rate swaps would result in a special charge, after tax, of approximately $5.9 million. The write-off of the unamortized debt costs will result in an extraordinary charge, net of tax, of approximately $1.0 million. These estimates are based on information as of September 30, 2001 and actual charges could increase or decrease based upon the fair value of the swaps at the time of termination. We expect to complete this refinancing during the fourth quarter of 2001 and we anticipate that we will be able to lower our effective interest rate as well as obtain greater flexibility to pursue our strategic objectives, including further acquisitions. However, there can be no assurance that we can obtain this financing on terms acceptable to us.

During the third quarter of 2001, two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology laboratory. As a result, we no longer have an operating laboratory in Alabama. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities. If we are unable to retain these customers we could incur a non-cash asset impairment charge, which would not exceed $3.9 million in the aggregate, and possibly a charge for other related non-recurring costs. If such charges are necessary, depending upon the magnitude of the charges, we may have to seek a waiver from our lenders to avoid violating a covenant under our existing credit facility.

Results Of Operations

Changes in the results of operations when comparing the three and nine month periods ended September 30, 2001 to the three and nine months periods ended September 30, 2000 are due primarily to the various acquisitions we consummated during 2000, many of which were consummated late in the year. References to "same store" means practices at which we provided services during the entire period for which the amount is calculated and the entire period comparable period, including acquired hospital contracts and relationships and expanded ancillary testing services added to existing practices. During the first nine months of 2001, we completed no acquisitions.

  Percentage Of Net Revenue

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                        -----------------------         -----------------------
                                                         2001            2000            2001             2000
                                                        ------          -------         ------           ------
NET REVENUES                                            100.0%          100.0%          100.0%           100.0%
                                                        -----           -----           -----            -----
OPERATING COSTS AND EXPENSES:
   Cost of services                                      48.0%           49.0%           48.0%            48.7%
   Selling, general and administrative
    expenses                                             17.1%           17.6%           17.3%            17.6%
   Provision for doubtful accounts                       11.9%           10.2%           11.6%            10.0%
   Amortization expense                                   4.4%            4.8%            4.4%             4.9%
   Merger-related charges                                  --              --             2.3%              --
   Asset impairment and related charges                    --              --              --              2.2%
                                                        -----           -----           -----            -----
        Total operating costs and expenses               81.4%           81.6%           83.6%            83.4%
                                                        -----           -----           -----            -----

INCOME FROM OPERATIONS                                   18.6%           18.4%           16.4%            16.6%
   Interest expense and other income, net                 4.2%            4.1%            4.4%             4.3%
                                                        -----           -----           -----            -----
INCOME BEFORE INCOME TAXES                               14.4%           14.3%           12.0%            12.3%
PROVISION FOR INCOME TAXES                                6.0%            5.9%            5.1%             5.6%
                                                        -----           -----           -----            -----

NET INCOME                                                8.4%            8.4%            6.9%             6.7%
Induced conversion and accretion of
 redeemable preferred stock                                --              --              --              0.6%
                                                        -----           -----           -----            -----

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS            8.4%            8.4%            6.9%             6.1%
                                                        =====           =====           =====            =====



  Three Months Ended September 30, 2001 and 2000

     Net Revenues

Net revenues increased by $19.6 million, or 22.6%, from $86.5 million for the three months ended September 30, 2000 to $106.1 million for the three months ended September 30, 2001. Same store net revenue increased $11.8 million, or 14%, from $85.8 million for the three months ended September 30, 2000 to $97.6 million for the three months ended September 30, 2001, including approximately $1.4 million related to the increase in Medicare reimbursement. Same store outpatient revenue increased $6.0 million, or 16%, same store hospital revenue increased $4.2 million, or 10%, and same store management service revenue increased $1.6 million, or 24%, compared to the same period of the prior year. The remaining increase in revenue of $7.8 million resulted from the operations of laboratories acquired during the year 2000. Our objective is to achieve annual same store net revenue growth in excess of 10%; however, there can be no assurance that we will achieve this objective.

     Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs.

Cost of services increased by $8.5 million, or 20.1%, from $42.4 million for the three months ended September 30, 2000 to $50.9 million for the same period in 2001. The increase in cost of services can be attributed primarily to the increase in net revenues (approximately $5.7 million) and the practices acquired in late 2000 (approximately $2.8 million). Cost of services as a percentage of net revenues decreased slightly from 49.0% for the three months ended September 30, 2000 to 48.0% in the comparable period of 2001. Gross margin increased from 51.0% in the three months ended September 30, 2000 to 52.0% for the same period in 2001. Because a substantial portion of our net revenues come from third-party payors, it is often difficult to compensate for cost increases through price increases.

     Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses ("SG&A").

As a percentage of consolidated net revenues, SG&A decreased from 17.6% for the three months ended September 30, 2000 to 17.1% for the same period of 2001. SG&A increased by $2.9 million, or 18.7%, from $15.2 million for the three months ended September 30, 2000 to $18.1 million for the comparable period of 2001. Of this increase, approximately $1.1 million is attributable to an increase in billing and collection costs and approximately $1.1 million is attributable to an increase in sales and marketing expenses. The remaining increase was due primarily to increased staffing levels in marketing, human resources and accounting, salary increases effected during the fourth quarter of 2000, and costs incurred to expand our administrative support infrastructure and to enhance our information systems support services. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand our penetration in the urology, gastroenterology and oncology markets.

One of our objectives is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may increase as we continue to invest in marketing, information systems and billing operations. During 2001, we have made significant investments in sales and marketing focused on achieving our goal for same store revenue growth. Therefore we do not expect any significant reduction in the ratio of SG&A to net revenue for the remainder of 2001.

     Provision for Doubtful Accounts

Our provision for doubtful accounts can be affected by our mix of revenue from outpatient, inpatient, and management services. The provision for doubtful accounts for outpatient revenue, including revenue from national labs, is approximately 4% and for inpatient revenue is approximately 17%. Management service revenue generally does not have a provision for doubtful accounts. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase.

Our provision for doubtful accounts increased by $3.8 million, or 42.3%, from $8.8 million for the three months ended September 30, 2000 to $12.6 million for the same period in 2001. The provision for doubtful accounts as a percentage of net revenues was 10.2% and 11.9% for the three month periods ended September 30, 2000 and 2001, respectively. This increase was driven principally by three factors: conservative reserve practices as same store revenue accelerates; extended account aging in some practices where billing systems have been standardized, and increased hospital clinical professional component billing, which generally has a higher bad debt ratio.

     Amortization Expense

Our acquisitions completed since 1996 resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are amortized over periods ranging from 10 to 40 years. We amortize goodwill on a straight-line basis over periods ranging from 10 to 35 years. We cannot assure you that we will ever realize the value of intangible assets.

Amortization expense increased by $634,000, or 15.7%, from $4.1 million for the three months ended September 30, 2000 to $4.7 million for the same period of 2001. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired in late 2000, payments made on contingent notes, and a reduction in the weighted average amortization periods from 30 to 28 years.

We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets could materially harm results of operations. Such impairment would be recorded as a charge to operating profit and reduction in intangible assets.

     Income from Operations

Income from operations increased $3.8 million, or 23.8%, from $16.0 million for the three months ended September 30, 2000 to $19.8 million in the same period of 2001.

     Interest Expense

Interest expense increased by $786,000, or 21.5%, from $3.6 million for the three months ended September 30, 2000 to $4.4 million for the same period in 2001. The majority of this increase was attributable to the higher average amount of debt outstanding during the three months ended September 30, 2001. For the three months ended September 30, 2001, average indebtedness outstanding was $204.0 million compared to average indebtedness of $177.4 million outstanding in the same period of 2000. Our effective interest rate was 8.7% and 8.3% for the three-month periods ended September 30, 2001 and 2000, respectively. Although there have been some declines in interest rates in 2001, $105 million of the credit facility is hedged with an interest rate swap which is at a fixed rate of approximately 10%, while the remaining balance of the credit facility floats with LIBOR.

     Provision for Income Taxes

The effective income tax rate was approximately 41.6% and 41.8% for the three-month periods ended September 30, 2000 and 2001, respectively. Generally, the effective tax rate is higher than our statutory rates primarily due to the non-deductibility of the goodwill amortization related to our acquisitions.

     Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended September 30, 2001 was $8.9 million, an increase of $1.7 million, or 22.5%, over the same period in 2000. Diluted earnings per share for the three months ended September 30, 2001 increased to $0.34 from $0.29 for the comparable period of 2000, based on 26.4 million and 25.0 million weighted average shares outstanding, respectively.

  Nine Months Ended September 30, 2001 and 2000

     Net Revenues

Net revenues increased by $67.4 million, or 27.8%, from $242.5 million for the nine months ended September 30, 2000 to $309.9 million for the nine months ended September 30, 2001. Same store net revenue increased $34.9 million, or 15%, from $235.6 million for the nine months ended September 30, 2000 to $270.5 million for the nine months ended September 30, 2001, including approximately $3.8 million related to the increase in Medicare reimbursement. Same store outpatient revenue increased $21.2 million, or 22%, same store hospital revenue increased $10.1 million, or 8%, and same store management service revenue increased $3.6 million, or 19%, compared to the same period of the prior year. The remaining increase in revenue of $32.5 million resulted from the operations of laboratories acquired during the year 2000.

During the nine months ended September 30, 2001, approximately $22.8 million, or 7%, of our net revenue was attributable to contracts with national laboratories including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). Effective December 31, 2000, Quest terminated our pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during the fourth quarter of 2000, we discontinued our Quest work in San Antonio. Decisions by Quest or LabCorp to discontinue or redirect pathology services, at any or all of its practices, or our decision to discontinue processing work from the national laboratories, could materially harm our financial position and results of operations.

In addition, during the nine months ended September 30, 2001, approximately $37.1 million, or 12%, of our net revenue was derived from 28 hospitals operated by HCA -- The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts or relationships we may have with these and other hospitals are short-term and allow for termination by either party with relatively short notice. HCA has been under government investigation for some time, and we believe that HCA is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures or sales of HCA hospitals or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

     Cost of Services

Cost of services increased by $30.5 million, or 25.9%, from $118.2 million for the nine months ended September 30, 2000 to $148.7 million for the same period in 2001. The increase in cost of services can be attributed primarily to the increase in net revenues (approximately $17.3 million) and the practices acquired in 2000 (approximately $13.2 million). Cost of services as a percentage of net revenues decreased slightly from 48.7% for the nine months ended September 30, 2000 to 48.0% in the comparable period of 2001. Gross margin increased from 51.3% in the nine months ended September 30, 2000 to 52.0% for the same period in 2001. Because a substantial portion of our net revenues come from third-party payors, it is often difficult to compensate for cost increases through price increases.

     Selling, General and Administrative Expenses

As a percentage of consolidated net revenues, SG&A decreased from 17.6% for the nine months ended September 30, 2000 to 17.3% for the same period of 2001. SG&A increased by $10.8 million, or 25.4%, from $42.7 million for the nine months ended September 30, 2000 to $53.5 million for the comparable period of 2001. Of this increase, approximately $3.2 million is attributable to an increase in billing and collection costs, approximately $4.2 million is attributable to an increase in sales and marketing expenses and approximately $2.7 million is attributable to the acquisitions we completed in 2000. The remaining increase was due primarily to increased staffing levels in marketing, human resources and accounting, salary increases effected during the fourth quarter of 2000, and costs incurred to expand our administrative support infrastructure and to enhance our information systems support services. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand our penetration in the urology, gastroenterology and oncology markets.

     Provision for Doubtful Accounts

Our provision for doubtful accounts increased by $11.5 million, or 47.3%, from $24.3 million for the nine months ended September 30, 2000 to $35.8 million for the same period in 2001. The provision for doubtful accounts as a percentage of net revenues was 10.0% and 11.6% for the nine month periods ended September 30, 2000 and 2001, respectively. This increase was driven principally by three factors: conservative reserve practices as same store revenue accelerates; extended account aging in some practices where billing systems have been standardized, and increased hospital clinical professional component billing, which generally has a higher bad debt ratio.

     Amortization Expense

Amortization expense increased by $2.1 million, or 17.7%, from $11.8 million for the nine months ended September 30, 2000 to $13.9 million for the same period of 2001. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology practices acquired in 2000, payments made on contingent notes, and a reduction in the weighted average amortization periods from 30 to 28 years.

     Merger-related Charges

The merger-related charges of $7.1 million for the nine months ended September 30, 2001 relate to our acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the consolidation or closing of the overlapping operations of Inform DX in New York and Pennsylvania. We effectively closed the Nashville office on March 31, 2001 and by the end of the third quarter we had completed most of the integration of the New York and Pennsylvania operations. The restructuring of the combined operations of AmeriPath and Inform DX are expected to result in potential annual operating synergies of up to $6.0 million. Since the majority of the positive effect of such savings on operations will not begin to be realized until the second half of 2001, we believe the acquisition of Inform DX has been nominally dilutive for the first nine months of 2001; we expect it to be accretive for the year 2001.

     Income from Operations

Income from operations increased $10.6 million, or 26.2%, from $40.3 million for the nine months ended September 30, 2000 to $50.9 million in the same period of 2001. Without giving effect to asset impairment charges of $5.2 million in 2000 and merger-related charges of $7.1 million in 2001, income from operations increased by $12.4 million, or 27.2%, from $45.6 million in the nine months ended September 30, 2000 to $58.0 million in the same period of 2001.

     Interest Expense

Interest expense increased by $3.3 million, or 30.5%, from $10.6 million for the nine months ended September 30, 2000 to $13.9 million for the same period in 2001. The majority of this increase was attributable to the higher average amount of debt outstanding during the nine months ended September 30, 2001. For the nine months ended September 30, 2001, average indebtedness outstanding was $207.4 million compared to average indebtedness of $174.0 million outstanding in the same period of 2000. Our effective interest rate was 8.8% and 8.2% for the nine-month periods ended September 30, 2001 and 2000, respectively. Although there have been some declines in interest rates in 2001, $105 million of the credit facility is hedged with an interest rate swap which is at a fixed rate of roughly 10%, while the remaining balance of the credit facility floats with LIBOR.

     Provision for Income Taxes

The effective income tax rate was approximately 45.4% and 42.6% for the nine-month periods ended September 30, 2000 and 2001, respectively. Generally, the effective tax rate is higher than our statutory rates primarily due to the non-deductibility of the goodwill amortization related to our acquisitions. In addition to non-deductible goodwill amortization, we had non-deductible asset impairment charges and merger-related charges for the nine-month periods ended September 30, 2000 and 2001, respectively, which further increased the effective tax rate. The effective tax rate for the nine-month periods ended September 30, 2000 and 2001 excluding these items would have been approximately 42.3% and 41.7%, respectively.

     Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for the nine months ended September 30, 2001 was $21.3 million, an increase of $6.6 million, or 44.6%, over the same period in 2000. Without giving effect to asset impairment charges of $5.2 million and a $1.6 million charge for the induced conversion of redeemable preferred stock in 2000, and the merger-related charges of $7.1 million in 2001, net income increased by

$5.4 million, or 27.1%, from $20.3 million in the nine months ended September 30, 2000 to $25.7 million in the same period of 2001. Diluted earnings per share for the nine months ended September 30, 2001 increased to $0.81 from $0.62 for the comparable period of 2000, based on 26.1 million and 23.7 million weighted average shares outstanding, respectively. Diluted earnings per share was $0.98 and $0.85 for the nine months ended September 30, 2001 and 2000, respectively, without giving effect to any special charges.

Liquidity And Capital Resources

At September 30, 2001, we had working capital of approximately $38.9 million, a decrease of $1.9 million from the working capital of $40.8 million at December 31, 2000. The decrease in working capital was due primarily to increases in accounts payable and accrued expenses of $14.4 million offset in part by an increase in net accounts receivable of $10.4 million.

For the nine month periods ended September 30, 2001 and 2000, cash flows from operations were $40.1 million, 12.9% of net revenue, and $30.4 million, 12.6% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $5.0 million, cash flow from operations for the 2001 period would have been $45.1 million, or 14.6% of net revenue. For the nine months ended September 30, 2001, cash flow from operations and borrowings under our credit facility were used to make contingent note payments of $29.7 million and acquire $6.3 million of property and equipment.

During 2000, we amended our credit facility to allow $22.9 million of special charges to be excluded from the credit facility's covenant computations. On March 29, 2001, we further amended our credit facility to exclude an additional $5.4 million, or $28.3 million in total, of special charges from its covenant calculations. In addition, the March 2001 amendment (1) increased our borrowing rate by 37.5 basis points; (2) requires us to use a minimum of 30% equity for all acquisitions; (3) requires us to use no more than 20% of consideration for acquisitions in the form of contingent notes; and (4) requires lender approval of all acquisitions with a purchase price greater than $10.0 million. We paid an amendment fee to those lenders who consented to the amendment of approximately $600,000.

On June 11, 2001 we increased committed funding from $230.0 million to $282.5 million under our credit facility. Citicorp, USA, Inc. committed $37.5 million and agreed to serve as documentation agent for the Credit Facility. Credit Suisse First Boston committed $15.0 million.

At September 30, 2001, we had $88.5 million available under our credit facility with a syndicate of banks led by Fleet National Bank (formerly BankBoston, N.A.). The amended facility provides for borrowings of up to $282.5 million in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of September 30, 2001, $194.0 million was outstanding under the revolving loan with an annual effective interest rate of 8.21%.

In May 2000, we entered into three interest rate swaps transactions with an effective date of October 5, 2000, various maturity dates, and a combined notional amount of $105 million. See Item 3. - Quantitative and Qualitative Disclosures About Market Risk for details on these swap agreements. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our credit facility and they are not held or issued for trading purposes. We are required by the terms of our credit facility to keep some form of interest rate protection in place. At September 30, 2001, we believe that we are in compliance with the covenants of the credit facility.

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the practices. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by the acquired practices over periods of three to five years from the date of the acquisition, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. As of December 31, 2000, if the maximum specified levels of operating earnings for each acquired practice are achieved, we would make aggregate maximum payments, including principal and interest, of approximately $198.4 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $89.7 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement are not met. During the nine months ended September 30, 2001, we made contingent note payments aggregating $29.7 million.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $6.3 million for the first nine months of 2001. During the first nine months of 2001, capital expenditures included approximately $3.0 million related to information technology, $1.7 million for laboratory equipment and $1.6 million for various other capital assets.

Planned capital expenditures for 2001 are estimated to be $6.5 million to $7.0 million, with priority being given to a new billing system at our consolidated billing office in Fort Lauderdale and enhancements in financial and lab information systems. Historically, we have funded our capital expenditures with cash flows from operations. For the first nine months of 2001, capital expenditures were approximately 2.0% of net revenue. We are consolidating and integrating our financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. We believe, however, that such information systems enhancements may result in cost savings that will enable us to continue to fund capital expenditures with cash flows from operations.

We expect to continue to use our credit facility (or a replacement credit facility) to fund acquisitions and for working capital. We anticipate that funds generated by operations and funds available under our credit facility (or a replacement credit facility) will be sufficient to meet working capital requirements and contingent note obligations, and to finance capital expenditures over the next 12 months. Further, in the event additional payments under the contingent notes issued in connection with acquisitions become due, we believe that the incremental cash generated from operations would exceed the cash required to satisfy our payment, if any, of the contingent obligations in any one year period. Such payments, if any, will result in a corresponding increase in goodwill in periods following the payment. Funds generated from operations and funds available under the credit facility (or a replacement credit facility) may not be sufficient to implement our longer-term growth strategy. We may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all.

Qualification Of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions. Past performance is not necessarily indicative of future results.

Risk Factors

Any investment in our company involves a high degree of risk. You should carefully consider each of the following risks and all of the other information set forth in this Form 10-Q. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline. In any such case, you could lose all or part of your investment in our company.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on the corporate practice of medicine.

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

We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties may assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties, which could exclude us from participating in Medicare, Medicaid and other governmental health care programs, or we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenues from such practices, increased expenses in the operation of such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other corporate practice states may require structural and organizational modification to the form of relationships that we currently have with physicians, affiliated practices and hospitals. Such modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of federal and state anti-kickback laws.

Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other governmental health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that government authorities might take a contrary position or might investigate our arrangements with physicians and third parties, particularly those arrangements that do not satisfy the compliance safe harbors provided under the relevant regulations or that are similar to arrangements found to be problematic in advisory opinions of the Department of Health and Human Services Office of Inspector General (OIG). For example, the OIG has addressed physician practice management arrangements in an advisory opinion and found that management fees based on a percentage of practice revenues may violate the federal anti-kickback statute. While we believe our fee arrangements can be distinguished from those addressed in the opinion, government authorities may disagree. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations.

Exclusion from participation in government payor programs, which represented 19% of our collections from owned practices in 2000, would eliminate an important source of revenue and could materially adversely affect our business. In addition, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue.

Our business could be harmed by future interpretation or implementation of the federal Stark Law and other state and federal anti-referral laws.
We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs. We have financial relationships with our physicians, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of our common stock and contingent promissory notes issued by us in connection with acquisitions. While we believe that our financial relationships with physicians and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that physicians who own our capital stock or hold contingent promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our capital stock. If our financial relationships with physicians were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

Many states prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our pathologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with physician practices could result in lower revenues from such practices, increased expenses in the operation of such practices and reduced influence over the business decisions of such practices. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with physicians, affiliated practices and hospitals. Any modifications could result in less profitable relationships with physicians, affiliated practices and hospitals, less influence over the business decisions of physicians and affiliated practices and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of state and federal anti-trust laws.

In connection with the corporate practice of medicine laws, the physician practices with which we are affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, we are seeking to acquire or affiliate with established and reputable practices in our new geographic markets. While we believe that we are in material compliance with these laws and intend to comply with any laws that may apply to our development of integrated health care delivery networks, courts or regulatory authorities could nevertheless take a contrary position or investigate our business practices. If our business practices were found to violate these laws, we could be required to pay substantial fines, penalties and damage awards, or we could be required to restructure our business in a manner that would materially reduce our profitability or impede our growth.

Our business could be harmed by future interpretation or implementation of the Health Care Insurance Portability and Accountability Act.

The Health Care Insurance Portability and Accountability Act, or HIPAA, created provisions that impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 22% of our collections from owned practices in the first nine months of 2001, would eliminate an important source of revenue and could materially adversely affect our business.

Federal and state regulation of the privacy, security and transmission of health information could restrict our operations, impede the implementation of our business strategies or cause us to incur significant costs.

The privacy, security and transmission of health information is subject to federal and state laws and regulations, including HIPAA. Some of our operations will be subject to HIPAA and its regulations. Because HIPAA's privacy regulations do not supercede state laws that are more stringent, we will have to comply both with the federal privacy regulations under HIPAA and with any state privacy laws that are more stringent than HIPAA. Our operations that are subject to HIPAA must be in compliance with HIPAA's regulations by April 2003. Another set of regulations issued under HIPAA establish uniform standards relating to data reporting, formatting, and coding that covered entities must use when conducting certain transactions involving health information. The compliance date for these regulations is October 2002. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information. The HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of patient health information and could impede the implementation of some of our business strategies, such as our genomics initiatives. For example, the Department of Health and Human Services, or HHS, has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual's cancer cells, that accompanying statement is protected health information. At this time, we are unable to determine the full impact of the HIPAA regulations on our business and our business strategies or the total cost of complying with the regulations, but the impact and the cost could be significant. Many states have enacted, or indicated an intention to enact, privacy laws similar to HIPAA. These state laws could also restrict our operations, impede the implementation of our business strategies or cause us to incur significant compliance costs. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from our practices' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the nine months ended September 30, 2001 was 11.6% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 17%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise materially adversely affect our business.

We rely upon reimbursement from government programs for a significant portion of our collections, and therefore our business would be harmed if reimbursement rates from government programs decline.

We derived 22% of our collections from owned practices in the first nine months of 2001 from payments made by government sponsored health care programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in significant payment reductions. Since these programs generally reimburse on a fee schedule basis, rather than a charge-related basis, we generally cannot increase net revenue by increasing the amount charged for services provided. As a result, cost increases may not be able to be recovered from government payors. In addition, Medicare, Medicaid and other government health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future and a substantial portion of our net revenue is from reimbursement from managed care organizations. Entities providing managed care coverage have been successful in reducing payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce revenues, increase the cost of doing business and limit the ability to pass cost increases on to customers. The continued growth of the managed care industry and increased efforts to reduce payments to medical care providers could materially harm our business.

There has been an increasing number of state and federal investigations of hospitals and hospital laboratories, which may increase the likelihood of investigations of our business practices.

Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA-The Healthcare Company, or HCA, is reportedly under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 28 HCA hospital laboratories as of September 30, 2001. Therefore, the government's ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of

Justice have initiated hospital laboratory billing review projects in certain states, including some in which we operate, and are expected to extend such projects to additional states, including states in which we operate. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may materially harm our business, including termination or amendment of one or more of our contracts or the sale of hospitals, potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

The heightened scrutiny of Medicare and Medicaid billing practices in recent years may increase the possibility that we will become subject to costly and time consuming lawsuits and investigations.

Payors periodically reevaluate the services for which they provide reimbursement. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be reimbursable. Any such action by payors would adversely affect our revenues and earnings. In addition, under the federal False Claims Act, any person convicted of submitting false or fraudulent claims to the government may be required to make significant payments, including damages and penalties in addition to repayments of amounts not properly billed, and may be excluded from participating in Medicare, Medicaid and other government health care programs. Many states have similar false claims laws. The federal government has become more aggressive in examining laboratory billing practices and seeking repayments and penalties allegedly resulting from improper billing for services, such as using an improper billing code for a test to realize higher reimbursement. While the primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests, which comprise only a portion of our revenues, the scope of this initiative could expand and it is not possible to predict whether or in what direction the expansion might occur. In addition, recent government enforcement efforts have asserted poor quality of care as the basis for a false claims action. Private insurers may also bring actions under false claims laws and, in some circumstances, private whistleblowers may bring false claim suits on behalf of the government. While we believe that our practices are proper and do not include any allegedly improper practices now being examined, the government could take a contrary position or could investigate our practices. Furthermore, HIPAA and the joint federal and state anti-fraud initiative commenced in 1995 called Operation Restore Trust have strengthened the powers of the OIG and increased funding for Medicare and Medicaid audits and investigations. As a result, the OIG is expanding the scope of its health care audits and investigations. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. If a negative finding is made as a result of any such investigation, we could be required to change coding practices, repay amounts paid for incorrect practices, pay substantial penalties or cease participating in Medicare, Medicaid and other government health care programs.

In August 2001, we received two letters from the Civil Division of the U.S. Department of Justice ("DOJ") requesting information regarding billing practices and documentation of gross descriptions on skin biopsy reports. We are providing documentation to the DOJ regarding the tests that are the subjects of its requests for information. While we currently do not believe there is any basis for the DOJ to pursue any significant enforcement action against us with respect to these tests, no assurances can be given regarding the ultimate outcome of the investigation. Requests for information such as these are often the result of a qui tam, or whistleblower, action filed by a private party. If this information request is the result of a qui tam action and if the DOJ decides not to pursue an action against us, the private party could still proceed with the action. Defending a qui tam lawsuit, even where there is little or no merit to the allegations, can be expensive and time consuming.

We derive a significant portion of our revenues from short-term hospital contracts and hospital relationships that can easily be terminated.

Many of our hospital contracts provide that the hospital or we may terminate the agreement prior to the expiration of the initial or any renewal term with relatively short notice and without cause. We also have business relationships with hospitals that are not subject to written contracts and that may be terminated by the hospitals at any time. Loss of any particular hospital contract or relationship would not only result in a loss of net revenue to us under that contract or relationship, but may also result in a loss of outpatient net revenue that may be derived from our association with the hospital and its medical staff. Any such loss could also result in an impairment of the value of the assets we have acquired or may acquire, requiring substantial charges to earnings. For example, during the fourth quarter of 2000, we were unsuccessful in retaining a contract to perform pathology services for a hospital in South Florida. Based upon the remaining projected cash flow from this hospital network, we determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million. This hospital contract accounted for approximately $800,000 of net revenue during 2000. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations. Our contracts and relationships with hospitals may be terminated or, in the case of contracts, may not be renewed as their current terms expire.

Our business strategy emphasizes growth, which places significant demands on our financial, operational and management resources and creates the risk of failing to meet the growth expectations of investors.

Our growth strategy includes efforts to acquire and develop new practices, develop and expand managed care and national clinical laboratory contracts and develop new products, services, technologies and related alliances with third parties. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our physician and employee base and to train, motivate and manage employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or to manage our expanded operations effectively and profitably.

We are pursuing business opportunities in new markets, such as genomics, which adds uncertainty to our future results of operations and could divert financial and management resources away from our core business.

As we pursue business opportunities in new markets, such as genomics, we anticipate that significant investments and costs will be related to, and future revenue may be derived from, products, services and alliances that do not exist today or have not been marketed in sufficient quantities to measure accurately market acceptance. Similarly, operating costs associated with new business endeavors are difficult to predict with accuracy, thereby adding further uncertainty to our future results of operations. We may experience difficulties that could delay or prevent the successful development and introduction of new products and services and such products and services may not achieve market acceptance. Any failure by us to pursue new business opportunities successfully could result in financial losses and could inhibit our anticipated growth. In addition, the pursuit of new business endeavors could divert financial and management resources away from our core business.

Ethical, social and legal issues concerning genomic research and testing may result in regulations restricting the use of genomic testing or reduce the demand for genomic testing products, which could impede our ability to achieve our growth objectives.

Ethical, social and legal concerns about genomic testing and genomic research could result in regulations restricting our or our customers' activities or in only limited demand for those products. For example, the potential availability of testing for some genomic predispositions to illness has raised issues regarding the use and confidentiality of information obtained from this testing. Some states in the United States have enacted legislation restricting the use of information from some genomic testing, and the United States Congress and some foreign governments are considering similar legislation. The United States Food and Drug Administration, or FDA, has subjected the commercialization of certain elements of genomic testing to limited regulation. The federal Centers for Disease Control and Prevention has published notice of its intent to revise the regulations under the Clinical Laboratory Improvements Amendments, or CLIA, to specifically recognize and regulate a genomic testing specialty. The Department of Health and Human Services' Secretary's Advisory Committee on Genetic Testing advises the Department of Health and Human Services as to various issues raised by the development and use of genomic testing and has published preliminary recommendations for increased participation on the part of the FDA and increased regulation of genomic testing under CLIA. As a result of these activities, it is likely that genomic testing will be subject to heightened regulatory standards. Restrictions on our or our customers' use of genomic information or testing products could impede our ability to broaden the range of testing services we offer and to penetrate the genomic and genomic testing markets. If we are unable to make acquisitions in the future, our rate of growth will slow.

Much of our historical growth has come from acquisitions, and we continue to pursue growth through the acquisition and development of laboratories and physician practices. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing on acceptable terms. In addition, as we become a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. For example, we may be unable to accurately and consistently identify physician practices whose pathologists have strong professional reputations in their local medical communities. Further, we may acquire physician practices whose pathologists' individual marketing and other sales efforts do not produce a profitable customer base. As a result, the businesses we acquire may not perform well enough to justify our investment. Our flexibility in structuring acquisitions is inhibited by restrictive covenants in our current credit facility. For example, our credit facility requires us to use no less than 30% equity and no more than 20% contingent notes as part of the purchase price for any acquisition and requires us to obtain lender consent for any acquisition with a purchase price greater than $10 million. These limitations may impede our ability to complete acquisitions. If we are unable to make additional acquisitions on suitable terms, we may not meet our growth expectations.

We may raise additional capital, which could be difficult to obtain at attractive prices and which could cause us to engage in financing transactions that adversely affect our stock price.

We need capital for both internal growth and the acquisition and integration of new practices, products and services. Therefore, we may raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. Additional capital may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

The success of our growth strategy depends on our ability to adapt to new markets and effectively integrate newly acquired practices.

Our expansion into new markets will require us to maintain and establish payor and customer relationships and to convert the patient tracking and financial reporting systems of new practices to our systems. Significant delays or expenses with regard to this process could materially harm the integration of additional practices and our profitability. The integration of additional practices also requires the implementation and centralization of purchasing, accounting, sales and marketing, payroll, human resources, management information systems, cash management, risk management and other systems, which may be difficult, costly and time-consuming. Accordingly, our operating results, particularly in fiscal quarters immediately following a new practice affiliation, may be adversely affected while we attempt to complete the integration process. We may encounter significant unanticipated costs or other problems associated with the future integration of practices into our combined network of affiliated practices. Our expansion into new markets may require us to comply with present or future laws and regulations that may differ from those to which we are currently subject. Failure to meet these requirements could materially impede our growth objectives or materially harm our business.

We may inherit significant liabilities from practices that we have acquired or acquire in the future.

We perform due diligence investigations with respect to potential liabilities of acquired and affiliated practices and typically obtain indemnification with respect to liabilities from the sellers of such practices. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired and affiliated practices may include matters involving compliance with laws, including health care laws. While we believe, based on our due diligence investigations, that the operations of our practices prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such practices were not in full compliance with such laws and that we will become accountable for their non-compliance. We have, from time to time, identified certain past practices of acquired physician groups that do not conform to our standards. A violation of applicable health care laws by a practice, whether or not the violation occurred prior to our acquisition of the practice, could result in civil and criminal penalties, exclusion of the physician, the practice or us from participation in Medicare and Medicaid programs and loss of a physician's license to practice medicine. Significant fines and other penalties could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 22% of our collections from owned practices in the first nine months of 2001, would eliminate an important source of revenue and could materially harm our business.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of December 31, 2000, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $198.4 million over the next three to five years. This amount could increase significantly as we continue selectively to acquire new practices. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. We continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $263.7 million at September 30, 2001, representing approximately 44.4% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $201.0 million at September 30, 2001, representing approximately 33.8% of our total assets. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. For example, during the fiscal year ended December 31, 2000, we recorded asset impairment charges to intangible assets in the amount of $9.6 million. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could materially harm our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit, principally through practice acquisitions, and retain pathologists, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may have to modify the economic terms of our relationships with pathologists in order to enhance our recruitment and retention efforts. Because it may not be possible to recover increased costs through price increases, this could materially harm our profitability. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists for any reason could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. Our revenues and earnings could be adversely affected if a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or if a number of our non-competition agreements with physicians are terminated or determined to be invalid or unenforceable. For example, the two pathologists in our Birmingham, Alabama practice recently terminated their employment with us and opened their own pathology lab. As a result, we no longer have an operating lab in Alabama. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities. If we are unable to retain these customers, we could incur a non-cash asset impairment charge of up to $3.9 million, and possibly a charge for other related non-recurring costs. If such charges are necessary, depending upon the magnitude of the charges, we may have to seek a waiver from our lenders to avoid violating a covenant under our credit facility.

Enactment of proposals to reform the health care industry may restrict our existing operations, impose additional requirements on us, limit our expansion or increase our costs of regulatory compliance.

Federal and state governments periodically focus significant attention on health care reform. It is not possible to predict which, if any, proposal will be adopted. It is possible that the health care regulatory environment will change so as to restrict our existing operations, impose additional requirements on us or limit our expansion. Costs of compliance with changes in government regulations may not be subject to recovery through price increases.

Competition from other providers of pathology services may materially harm our business.

Health care companies such as hospitals, national clinical laboratories, third-party payors and health maintenance organizations may compete with us in the employment of pathologists and the management of pathology practices. We also expect to experience increasing competition in the provision of pathology and cytology diagnostic services from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or other pathology physician practice management companies. Some of our competitors may have greater financial and other resources than we, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices or enter into a greater number of capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology practices.

We are subject to significant professional or other liability claims, and we cannot assure you that insurance coverage will be available or sufficient to cover such claims.

Our business entails an inherent risk of claims of physician professional liability or other liability for acts or omissions of our physicians and laboratory personnel or of hospital employees who are under the supervision of our hospital-based pathologists. We and our physicians periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. While we believe that we have a prudent risk management program, including professional liability and general liability insurance coverage as well as agreements from third parties, such as hospitals and national clinical laboratories, to indemnify or insure us, it is possible that pending or future claims will not be covered by or will exceed the limits of our risk management program, including the limits of our insurance coverage or applicable indemnification provisions, or that third parties will fail or otherwise be unable to comply with their obligations to us. While we believe this practice is routine, in a number of pending claims our insurers have reserved their rights to deny coverage. In addition, we are currently in a dispute with our former medical malpractice carrier on an issue related to the applicability of excess insurance coverage. If we do not prevail, a gap of several months in our excess insurance coverage may exist for a period in which significant claims have been made. It is also possible that the costs of our insurance coverage will rise causing us either to incur additional costs or to further limit the amount of coverage we have. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and national clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured. We are currently subject to indemnity claims which, if determined adversely to us, could result in substantial uninsured losses.

We depend on certain key executives, the loss of whom could disrupt our operations, cause us to incur additional expenses and impede our ability to expand our operations.

Our success is dependent upon the efforts and abilities of our key management personnel, particularly James C. New, our Chairman and Chief Executive Officer, Brian C. Carr, our President, Gregory A. Marsh, our Vice President and Chief Financial Officer, Alan Levin, M.D., our Chief Operating Officer and Dennis M. Smith, Jr., M.D., our Executive Vice President of Genomic Strategies and Medical Director. It would be costly, time consuming and difficult to find suitable replacements for these individuals. The need to find replacements combined with the temporary loss of these key services could also materially disrupt our operations and impede our growth by diverting management attention away from our core business and growth strategies.

We depend on numerous complex information systems and any failure to successfully maintain those systems or implement new systems could materially harm our operations.

We depend upon numerous information systems to provide operational and financial information on our practices, provide test reporting to physicians and handle our complex billing operations. We currently have several major information technology initiatives underway, including the integration of information from our practices. No assurance can be given that we will be able to enhance existing and/or implement new information systems that can integrate successfully the disparate operational and financial information systems of our practices. In addition to their integral role in helping our practices realize operating efficiencies, such new systems are critical to developing and implementing a comprehensive enterprise-wide management information database. To develop such an integrated network, we must continue to invest in and administer sophisticated management information systems. We may experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Furthermore, our information systems may require modifications, improvements or replacements as we expand and as new technologies become available. Such modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of such systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operation, financial, test reports, billing and physician practice information systems could substantially impede the implementation of our operating and growth strategies and the realization of expected operating efficiencies.

Failure to timely or accurately bill for our services may have a substantial negative impact on our revenues, cash flow and bad debt expense.

Billing for laboratory testing services is complicated. The industry practice of performing tests in advance of payment and without certainty as to the outcome of the billing process may have a substantial negative impact on our revenues, cash flow and bad debt expense. We bill various payors, such as patients, insurance companies, Medicare, Medicaid, and national clinical laboratories, all of which have different billing requirements. In addition, the billing information requirements of the various payors have become increasingly stringent, typically conditioning reimbursement to us on the provision of proper medical necessity and diagnosis codes by the requisitioning client. This complexity may increase our bad debt expense, due primarily to several non-credit related issues such as missing or incorrect billing information on test requisitions.

Among many other factors complicating our billing are:

     .      disputes between payors as to which party is responsible for payment;
     .      disparity in coverage among various payors; and
     .      the difficulty of adherence to specific compliance requirements, diagnosis coding and procedures mandated by various payors.

The complexity of laboratory billing also tends to cause delays in our cash collections. Confirming incorrect or missing billing information generally slows down the billing process and increases the aging of accounts receivable. We assume the financial risk related to collection, including the potential uncollectability of accounts and delays due to incorrect and missing information and the other complex factors identified above.

Disruption in New York City and in U.S. commercial activities generally following the September 2001 terrorist attacks on the U.S. adversely impacted and may continue to adversely impact our results of operations and could adversely impact our ability to raise capital or our future growth.

The operations of our laboratories have been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to receive and process specimens have been and may continue to be disrupted, thereby causing a decrease in testing volumes and revenues. In addition, we may experience a rise in operating costs, such as costs for transportation, courier services, insurance and security. In particular, the operations of our laboratory in New York City may be harmed as a result of the terrorist attacks on New York City. We also may experience delays in receiving payments from payors that have been affected by the attacks, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, impair our ability to raise capital or impede our ability to continue growing our business.

Our stock price is volatile and the value of your investment may decrease for various reasons, including reasons that are unrelated to the performance of our business.

There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. In fact, since January 1, 2000, our common stock, which trades on the Nasdaq National Market, has traded from a low of $7.00 per share to a high of $37.16 per share. We believe that various factors, such as legislative and regulatory developments, investigations by regulatory bodies or third-party payors, quarterly variations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. For example, in the fourth quarter of 1998, our stock price declined significantly as a result of an announcement by the government of its intent to seek recovery of amounts allegedly improperly reimbursed to us under Medicare. Although the claim was resolved to our satisfaction and resulted only in a small fine, similar investigations may be announced having the same effect on the market price of our stock. In addition, securities class action claims have been brought against companies whose stock prices have been volatile. Several such suits were brought against us as a result of the decline in our stock price described above. This kind of litigation could be very costly and could divert our management's attention and resources. Any adverse determination in this type of litigation could also subject us to significant liabilities, any or all of which could materially harm our liquidity and capital resources.

Certain provisions of our charter, by-laws and Delaware law may delay or prevent a change of control of our company.

Our corporate documents and Delaware law contain provisions that may enable our board of directors or management to resist a change of control of our company. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders and advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders. We also have a rights plan designed to make it more costly and more difficult to gain control of our company. These anti-takeover defenses could discourage, delay or prevent a change of control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and cause us to take other corporate actions. In addition, the existence of these provisions, together with Delaware law, might hinder or delay an attempted takeover other than through negotiations with our board of directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to our revolving loan of $194.0 million at September 30, 2001.

In May 2000, we entered into three interest rate swaps transactions with an effective date of October 5, 2000, various maturity dates, and a combined notional amount of $105 million. These interest rate swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements are indexed to 30 day LIBOR. The following table summarizes the terms of the swaps:

 Notional Amount(in millions)   Fixed Rate    Term in Months      Maturity
           $45.0                  6.760%           48             10/05/04
           $30.0                  7.612%           36             10/06/03
           $30.0                  7.626%           48             10/05/04

The fixed rates do not include the credit spread, which is currently 2.375%. The fixed rates under the new agreements are approximately 2.6% higher than the prior agreements reflecting the numerous interest rate increases by the Federal Reserve between October 1998 and October 2000. In addition, further changes in interest rates by the Federal Reserve may increase or decrease our interest cost on the outstanding balance of the credit facility not subject to interest rate protection. All of our swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. We use derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our credit facility and they are not held or issued for trading purposes. We are required by the terms of our credit facility to keep some form of interest rate protection in place.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. Most of these relate
to cytology services.  These claims are generally covered by insurance.   The
Company also has become, and may in the future become, subject to claims under agreements to indemnify third parties, such as hospitals and national clinical laboratories, which may not be covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice or other claims, there can be no assurance that the Company's medical malpractice or general liability insurance coverage will be available or adequate to cover any such liability. While we believe this practice is routine, in a number of pending claims our insurers have reserved their right to deny coverage. The Company is also, from time to time, involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, the employment (and restriction on competition) of physicians, or the employment of non-physician personnel or actions of employees of hospitals for which the Company provides pathology services. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


         10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and with each of the following executive officers: Alan Levin, M.D.; Gregory A. Marsh; James E. Billington; and Stephen V. Fuller

         10.2  Amendment No. 1 to the AmeriPath, Inc. 2001 Stock Option Plan

     (b) Reports on Form 8-K

         A Current Report on Form 8-K, dated August 8, 2001, was filed by the Company with the Securities and Exchange Commission on August 8, 2001, reporting the appointment of Haywood D. Cochrane, Jr. to its Board of Directors, expanding the size of the Board of Directors from six to seven.

         A Current Report on Form 8-K, dated September 17, 2001, was filed by the Company with the Securities and Exchange Commission on September 18, 2001, reporting that the Company filed with the SEC a registration statement on Form S-3 to register 4,743,750 shares of its common stock to be issued and sold in an underwritten public offering.

         A Current Report on Form 8-K, dated September 21, 2001, was filed by the Company with the Securities and Exchange Commission on September 24, 2001, reporting that that as a result of the tragic events that occurred in New York City, Washington, D.C., and near Pittsburgh, Pennsylvania on September 11, 2001, the Company expects net revenue to be negatively impacted resulting in an EPS shortfall for the third quarter and the year of approximately $.02 to $.04 per share from our previous guidance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.



Date:  November 13, 2001               By: /s/  JAMES C. NEW
                                           -----------------
                                           James C. New
                                           Chairman and Chief Executive Officer


Date:  November 13, 2001               By: /s/  GREGORY A. MARSH
                                           ---------------------
                                           Gregory A. Marsh
                                           Vice President and
                                           Chief Financial Officer

                                 Exhibit Index

Exhibit
Number                    Description
------                    -----------


  10.1 Form of Indemnification Agreement entered into by the Company with each of its directors and with each of the following executive officers: Alan Levin, M.D.; Gregory A. Marsh; James E. Billington; and Stephen V. Fuller

  10.2       Amendment No. 1 to the Ameripath, Inc. 2001 Stock Option Plan