Form 10-K
period 2001-12-31
AMERIPATH INC
filed 2002-03-29
CIK 1027532

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO            .

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $858.7 million based on the $28.20 closing sale price for the Common Stock on the NASDAQ National Market System on such date. For purposes of this computation, all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

  The number of shares of Common Stock of the Registrant outstanding as of March 15, 2002 was 30,449,989.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Report are incorporated by reference into Part III of this Report.

                                 INDEX TO ITEMS

                                                                          Page
                                                                          ----
 PART I.
                      Item 1.  General Business                             1
                      Item 2.  Properties                                  19
                      Item 3.  Legal Proceedings                           19
                               Submission of Matters to a Vote of
                      Item 4.  Security Holders                            19
 PART II.
                      Item 5.  Market for the Registrant's Common Stock
                               and Related
                               Stockholder Matters                         20
                      Item 6.  Selected Financial Data                     20
                      Item 7.  Management's Discussion and Analysis of
                               Financial
                               Condition and Results of Operations         22
                               Quantitative and Qualitative Disclosures
                      Item 7A. about Market Risk                           51
                      Item 8.  Financial Statements and Supplementary
                               Data; Index to
                               Consolidated Financial Statements           52
                      Item 9.  Changes in and Disagreements with
                               Accountants on
                               Accounting and Financial Disclosure         52
 PART III.
                               Directors and Executive Officers of the
                      Item 10. Registrant                                  53
                      Item 11. Executive Compensation                      53
                               Security Ownership of Certain Beneficial
                      Item 12. Owners and Management                       53
                               Certain Relationships and Related
                      Item 13. Transactions                                53
 PART IV.
                               Exhibits, Financial Statement Schedules
                      Item 14. and Reports on Form 8-K                     54
 Signatures                                                                56
 Financial Statements                                                     F-1

                                    PART I

ITEM 1. GENERAL BUSINESS

  AmeriPath is one of the nation's leading providers of anatomic pathology services. The Company has over 400 anatomic pathologists as of December 31, 2001 who work either in one of more than 200 hospitals to which AmeriPath provides professional pathology and medical director services or in one of AmeriPath's more than 40 outpatient laboratories. AmeriPath typically serves as the exclusive provider of professional pathology services for the hospitals in which its pathologists work. Under these arrangements, AmeriPath typically bills third-party payors for the professional component of the inpatient testing and may earn small medical director fees from the hospitals. AmeriPath's hospital arrangements provide a relatively steady stream of revenue and, while not long-term commitments, tend to continue uninterrupted. In the hospital setting, key revenue sources include the study of tissues, or surgical pathology, and the study of cells, or cytopathology. The Company also has roughly 20 large outpatient laboratories and numerous satellite labs where AmeriPath performs outpatient pathology services. These outpatient pathology services are provided to primary care physicians and other specialty physicians including dermatologists, gastroenterologists, urologists, oncologists and gynecologists. Key referral sources for the outpatient business include dermatopathology and urologic pathology, which consist principally of the study of biopsies for skin and prostate cancer, respectively.

  AmeriPath generally manages and controls all of the non-medical functions of the operations, including:

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

  .  maintaining compliance with applicable laws, rules and regulations; and

  . with respect to our ownership and operation of anatomic pathology laboratories, providing slide preparation and other technical services.

  Since the first quarter of 1996, the Company has completed the acquisition of 50 physician practices located in 21 states. This includes the acquisition of Inform DX in the fourth quarter of 2000. As a result of the Inform DX acquisition, the Company now manages several pathology operations from which it derives management fees. Although the managed operations are not owned or controlled by the Company, the statistical data appearing throughout, including items such as the number of pathologists, hospitals, employees and outpatient laboratories, incorporates the statistical data from the managed operations as if they were owned by the Company. In addition, because the Inform DX transaction was accounted for as a pooling-of-interests, the information presented includes Inform DX for all periods, unless otherwise indicated. Further discussion of matters pertaining to this Item 1 is addressed in the Consolidated Financial Statements attached hereto.

Industry Overview

  Pathologists are medical doctors who specialize in the study of disease. Pathologists do not treat patients, but rather assist other physicians in determining the correct diagnosis of their patient's ailments. A pathologist's diagnosis represents a critical factor in determining a patient's future care. Pathologists perform their duties in hospital laboratories, in independent freestanding local, regional and national laboratories, in ambulatory surgery centers and in a variety of other settings.

  Anatomic pathology involves evaluating tissues and cells that have been processed and mounted on slides for examination under a microscope. In surgical pathology, tissues removed from a patient during inpatient or outpatient procedures are examined to determine whether disease is present. Examples of surgical pathology include breast, prostate, skin and bone marrow biopsies. Cytopathology involves the examination of cells obtained from body fluids, from solid tissues aspirated through needles and from scrapings of body tissues. An example of cytopathology is the "Pap" smear, a test for determining cervical cancer.

  According to the College of American Pathologists, there are more than 12,000 pathologists in the United States. The Company believes that many of these pathologists work in small, independent practices. However, the Company believes there has been a recent trend among pathologists to form larger practices in order to offer a broader range of outpatient and inpatient services and enhance the utilization of the practices' pathologists. The Company believes this trend can be attributed to several factors, including cost containment pressures by government and other third-party payors, increased competition and the increased costs and complexities associated with operating a medical practice. Because tissue and fluid samples are easily transportable, pathologists working in one setting may receive samples from many sources, thereby enhancing productivity and permitting a large pathology practice to service a wider geographic area. The Company believes scale leads to competitive advantages in anatomic pathology because of resulting improvements in sales, operations and contracting efficiency.

  The Company believes the market for anatomic pathology, esoteric testing and related services is approximately $6.0 billion and will continue to grow for the following reasons:

  Aging Population. According to the American Geriatrics Society, the number of people aged 65 and older in the United States will increase approximately 60% by the year 2020. Older populations consume a greater amount of health care services than do younger populations. The Company believes these factors will combine to drive the demand for anatomic pathology services to diagnose and treat disease.

  Increasing Incidence of Cancer. The National Cancer Institute estimates that approximately 8.9 million Americans with a history of cancer were alive in 1997. The most common type of cancer is skin cancer. The American Cancer Society estimates that over 1.3 million cases of basal cell and squamous cell skin cancer are expected to be diagnosed this year. From 1981 to 1997, the incidence rate of melanoma increased about 3% per year on average, to a rate of 14.3 per 100,000 in 1997. Dermatopathology, or the study of diseases of the skin, is a growing anatomic pathology specialty because of the increasing incidence of skin cancer and the biopsies that must be performed to diagnose it.

  Esoteric Testing. Esoteric tests are highly complex tests, typically ordered when a physician requires additional information to establish a diagnosis or to choose a therapeutic regimen. Esoteric tests require sophisticated instrumentation and highly skilled personnel to perform and analyze results, and consequently carry higher prices than routine tests. Commonly ordered esoteric tests include flow cytometry (leukemia/ lymphoma testing), DNA analysis, molecular genetics and cytogenetics. According to the Lab Industry Strategic Outlook 2000, published by Washington G-2 Reports, the esoteric clinical laboratory testing market accounts for approximately $2.0 billion in annual revenue and is poised for approximately 10%-15% annual growth. We believe that the future growth in the esoteric testing market will be fueled by scientific advances facilitating the development of more sophisticated and specialized esoteric tests, increased focus on cost-effective disease prevention, detection and management and increased life expectancy.

  The Genomic Revolution. Genetic and biotech companies are developing therapeutics, which allow physicians to target treatments for individuals based on their particular genetic make-up. Anatomic pathology laboratories have access to large volumes of tissue samples that contain important genetic data that is valuable to drug discovery companies in the development of new drugs. We believe a significant opportunity exists to build tissue banks with samples from normal, diseased and cancerous tissues and, subject to patient confidentiality and informed consent procedures, make such tissues available to drug testing and drug discovery companies.

Business Strategy

The Company's objective is to be the premier provider of diagnostic health care information by continuing to enhance its position as a leading provider of anatomic pathology services. Historically, the Company's growth strategy was focused primarily on acquiring leading pathology practices in order to enter new markets and expand its national presence. While acquisitions remain an important element of the Company's strategy, AmeriPath is increasingly focused on maximizing its internal, or same store, growth. The Company is pursuing the following strategies to achieve its objective:

  . Enhance its regional business model with its recently augmented sales and marketing organization. The Company is utilizing its regional business model to deploy new sales people focused on general anatomic pathology markets such as urology, gastroenterology and obstetrics and gynecology (OB/GYN). Through regionally focused direct sales and marketing efforts, AmeriPath is seeking to penetrate more deeply the base of referring physicians in its markets and expand its contracts with managed care payors, hospitals and national clinical laboratories. In addition, the Company has recently established a separate sales and marketing division called Dermpath Diagnostics to market exclusively the Company's substantial dermatopathology resources, which include over 60 board certified dermatopathologists.

  . Expand its exclusive relationships with hospitals and multi-hospital systems. The Company continues to seek additional exclusive hospital relationships through the acquisition of anatomic pathology practices and the expansion of existing relationships with multi-hospital systems. AmeriPath's hospital relationships provide a relatively stable and recurring source of revenue. Moreover, the Company believes that providing inpatient laboratory services to multiple hospitals within a geographic area enhances its ability to contract with managed care companies, facilitates the development and effectiveness of successful outpatient services networks and increases opportunities to perform esoteric and other specialty testing services. As of December 31, 2001, AmeriPath's pathologists were providing services in over 200 hospitals in the U.S., typically on an exclusive basis.

  . Broaden its range of testing services and penetrate further the high growth esoteric testing markets. The Company has undertaken a number of initiatives to broaden its range of testing services into the high growth market segment of esoteric testing. Because many requests for these specialty tests originate in the hospital, the Company believes its large network of hospital-based pathologists and its relationships with multi-hospital systems provide it with significant competitive advantages in pursuing this business. As part of this strategy, the Company opened the Center for Advanced Diagnostics, or CAD, in 1999 in an effort to capture specialty testing services that historically had to be performed by third parties. The success of this strategy to date is evidenced by the strong revenue growth CAD has experienced.

  . Acquire leading anatomic pathology practices to further expand its national presence and support its regional growth model. The Company has successfully completed 50 acquisitions since 1996. The Company expects to increase its presence in existing markets and enter into new markets through additional acquisitions of leading pathology practices. Acquisitions are intended to enhance the Company's profitability, augment its range of subspecialties and testing services and strengthen its reputation by adding locally or nationally prominent pathologists.

  . The Company intends to build upon its leadership position in anatomic pathology to participate in the rapidly growing genomics and genomics testing market. The Company is aggressively exploring ways to build upon its national scale, leading market position and access to tissue samples. The Company's objective is to create new revenue streams distinct from its anatomic, esoteric and genomic testing revenues. In the third quarter of 2000, the Company formed an alliance with Genomics Collaborative, Inc. ("GCI") to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with certain common disease categories. Under this alliance, the Company will be paid a fee for each sample it supplies to researchers and will be compensated for developing new laboratory tests for use in research or clinical settings. In addition to providing the Company with expected new revenue streams, this alliance should give it a "first look" at genetic markers and tests resulting from the research and should provide a corresponding competitive advantage with respect to the commercialization of such markers and tests.

Sales and Marketing

 Outpatient Market

  The Company's marketing efforts are focused on physicians, hospital and ambulatory surgery center administrators, national clinical laboratories and managed care organizations. With the exception of Inform DX, the pre-acquisition marketing efforts of operations acquired by the Company were primarily based on the professional reputations and the individual efforts of pathologists. The Company believes that there is an opportunity to capitalize on these professional reputations by hiring experienced personnel and utilizing professional sales and marketing techniques. Historically, some of the outpatient operations marketed outpatient services primarily to dermatologists, over a broad geographic area including neighboring states. The Company continues to expand its sales and marketing team with additional sales personnel and management staff to accommodate new acquisitions, develop and introduce new products, as well as increase same store growth. These field representatives are supervised by regional sales managers who coordinate the implementation of regional contracting efforts, leverage operational capabilities, support national sales strategies and provide ongoing training and field sales support. The regional sales managers report to the Vice President of Sales and Marketing to ensure the implementation of consistent and effective sales activities nationwide. In addition, the Company's Vice President of Managed Care directs regional managers of managed care in negotiating additional contracts. In 2001, the Company added 21 people to the sales and marketing organization, including managed care. This brings the total sales and marketing organization to 84 people as of December 31, 2001, compared to 63 at the end of the prior year.

  After examining its current business model and conducting market research, including customer focus groups and an analysis of the demographic distribution of patients and referring physicians, AmeriPath created two distinct field sales divisions to provide dedicated service and support to referring physicians along specialty lines. Dermpath Diagnostics will focus on servicing and growing the national skin pathology market comprised of dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists. This division, which promotes AmeriPath's dermatopathologists, will expand its sales and marketing initiative throughout the U.S. market. The other field sales division, General Anatomic, has the responsibility for servicing and growing the outpatient anatomic pathology market with urologists, gastroenterologists, gynecologists, surgery centers, oncologists and any specialist requiring esoteric laboratory testing, which is provided through CAD. AmeriPath's managed care and national clinical laboratory contracting organization will support both organizations in an effort to expand such contracts.

 National Clinical Laboratory Marketing

  The national clinical laboratories contract with managed care organizations to provide clinical laboratory services, as well as anatomic pathology and cytology services. The clinical laboratory market is primarily dominated by two laboratories, Quest and LabCorp. Their contracts with managed care organizations are typically capitated, meaning they generally get paid a fixed fee per covered member per month to provide all necessary testing services for such members regardless of the number of tests actually performed. Ten of AmeriPath's operations have subcontracts with national clinical laboratories to provide anatomic pathology and cytology services. Under these contracts, which typically run from one to three years with automatic renewals unless terminated earlier, the operations bill the national clinical laboratories on a discounted fee-for-service basis. The reduced fee is partially offset by the national clinical laboratories provision of courier services, supplies, and reduced billing costs and lower bad debts, since the national clinical laboratories bear the capitation risk. Net revenues from these contracts constituted 9.0% and 7.0% of the Company's net revenues in 2000 and 2001, respectively. The Company is directing its marketing efforts to national clinical laboratories to expand these contracts on a regional basis to additional operations as well as to enter into new contracts. At the same time, the Company is seeking to secure new contracts and expand existing provider contracts with managed care organizations for the provision of anatomic pathology services directly to their members and is prepared to negotiate flexible arrangements with managed care organizations, including discounted fee- for-service or capitated contracts. There can be no assurance that the Company's effort to contract directly with managed care organizations will not adversely affect the Company's relationship with the national clinical laboratories.

AmeriPath Corporate Structure

  AmeriPath's revenues are derived primarily from two segments: owned operations and managed operations. In the owned operations, AmeriPath either directly employs physicians or, in states with laws that restrict the direct employment of physicians by for-profit corporations, contracts with an affiliated operation which, in turn, employs physicians. As a result of the corporate practice of medicine restrictions, the affiliated physicians in these states retain ownership of a separate affiliated operation through which they practice medicine, but the Company enters into contractual arrangements that generally (1) prohibit the affiliated physicians from transferring their ownership interests in the affiliated operation, except in very limited circumstances, and (2) require the affiliated physicians to transfer their ownership interests in the affiliated operation to designees of AmeriPath upon the occurrence of specified events. Through these contractual arrangements, AmeriPath, either directly or through its designees, has a controlling voting or financial interest in the separate affiliated operations and, therefore, refers to them as owned operations. Managed operations are operations that are not owned by AmeriPath and that are not subject to contractual arrangements that give AmeriPath a controlling interest in the practice. Rather, the managed operations are controlled by the physicians who own them, and the Company provides management services to them under long-term management services agreements.

  The manner in which AmeriPath operates a particular operation is determined primarily by whether it is an owned or managed operation and the corporate practice of medicine restrictions of the respective state and other applicable regulations. The Company exercises care in structuring its operations and arrangements with hospitals, physicians and other providers in an effort to comply with applicable federal and state laws and regulations, and the Company believes that its current structure and arrangements do comply in all material respects with applicable laws and regulations. However, due to uncertainties in the law there can be no assurance that the Company's legal structure and arrangements would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on the Company.

  Owned operations are owned and operated by AmeriPath through one or more subsidiaries or physician-owned operations controlled by AmeriPath through contractual arrangements. The financial statements of the owned operations are included in the consolidated financial statements of AmeriPath.

  Managed operations refers to AmeriPath's management of pathology practices under long-term management services agreements with physician groups. Generally, the Company acquires the operation's assets, and the physician groups maintain their separate corporate or partnership entities that enter into employment agreements with the practicing physicians. The management service agreements give AmeriPath the exclusive right to manage the operations during the term of the agreements. Pursuant to the management services agreements, the Company provides the managed operations with equipment, supplies, support personnel, and management and financial advisory services. The managed operations are responsible for the recruitment and hiring of physicians and all other personnel who provide pathology services, and for all issues related to the professional, clinical and ethical aspects of the business. As part of the management services agreements, managed operations are required to maintain medical malpractice insurance that names the Company as an additional insured. The Company is required to maintain general liability insurance and name the physician groups as additional insureds. Upon termination of the management services agreements, the respective physician groups are required to obtain continuing liability insurance coverage under either a "tail policy" or a "prior acts policy."

  The management services fees charged under the management services agreements are based on a predetermined percentage of net operating income of the managed operations. The Company also participates to varying degrees in non-physician revenues generated from ancillary services offered through the managed operations' laboratories. The Company charges a capital fee for the use of depreciable assets owned by the

Company and recognizes revenue for all operation expenses that are paid on behalf of the operations and reimbursed to the Company pursuant to the management service agreements. Such operation expenses exclude the salaries and benefits of the physicians.

  AmeriPath manages and controls all of the non-medical functions of the owned and managed operations. AmeriPath is not licensed to practice medicine. The practice of medicine is conducted solely by the physicians in the owned and managed operations.

  In operating the owned operations, the Board of Directors and management of AmeriPath formulate strategies and policies that are implemented locally on a day-to-day basis by each owned operation. Each owned operation has a pathologist managing director who is responsible for overseeing the day-to-day management, who reports to one of six regional managing directors, two of whom are pathologists, who in turn report to executive officers of the Company. AmeriPath's Medical Director develops and reviews standards for the practicing physicians and reviews quality and peer review matters with each owned operation's medical director (or a medical review committee).

  Pursuant to its management services agreements with managed operations, AmeriPath manages all aspects of the managed operations other than the provision of medical services, which is controlled solely by the physicians. The managed operations have joint policy boards, equally represented by the managed operation's physicians and employees of AmeriPath, that focus on strategic and operational planning, marketing, managed care arrangements and other major issues facing the managed operation.

  AmeriPath's owned and managed operations typically serve as the exclusive provider of professional pathology services for the hospitals in which AmeriPath's pathologists work. The operations staff each hospital with appropriate pathologist staffing, and our pathologist will generally serve as the medical director of the hospital laboratory and facilitate the hospital's compliance with licensing requirements. The operations are generally responsible for recruiting, staffing and scheduling the operation's affiliated physicians in the hospital's inpatient laboratories. The medical director of the laboratory is generally responsible for: (1) the overall management of the laboratory, including quality of care, professional discipline and utilization review; (2) serving as a liaison to the hospital administrators and medical staff; and (3) maintaining professional and public relations in the hospital and the community. Several operations have both outpatient laboratories and hospital contracts or relationships, which allow outpatient specimens to be examined by the hospital pathologists, enhancing the utilization of pathologists in inpatient facilities. In the hospitals, technical personnel are typically employed by the hospital, rather than by the operations.

  As of December 31, 2001, the owned and managed operations had contracts or relationships with over 200 hospitals. Substantially all of the operations' hospital contracts are short-term in nature and allow for termination by either party with relatively short notice. In many cases, the operations' relationships with hospitals are not subject to written contracts. Accordingly, AmeriPath's hospital contracts and relationships can easily be terminated. AmeriPath believes, however, that the long-standing associations that many of its pathologists have with hospitals generally tend to cause AmeriPath's contracts and relationships with hospitals to continue uninterrupted. Loss of any particular hospital contract or relationship would not only result in a loss of net revenue to the Company, but also a loss of outpatient net revenue that may be derived from the relationship with a hospital and its medical staff. Continuing consolidation in the hospital industry may result in fewer hospitals or fewer laboratories as hospitals move to combine their operations.

  In the past, the Company provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization, filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The purchasers, who elected to employ their own pathologists, did not accept the Company's contracts with these two hospitals and the ambulatory care facility. One hospital has not been sold and continues to do business with the Company. This resulted in asset impairment and related charges of $5.2 million in 2000. In addition, during the fourth quarter of 2000, a hospital in South Florida where AmeriPath had the pathology contract, requested proposals for its pathology services, and AmeriPath was unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, the Company determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million.

  As of December 31, 2001, the Company had contracts or relationships with 31 hospitals that are owned by HCA. Net revenues generated from contracts with HCA hospitals were $39.4 million in 1999, $43.5 million in 2000 and $50.5 million in 2001. HCA has been under government investigation for some time and we believe that it is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures and/or sales of HCA hospitals and/or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

  All of AmeriPath's outpatient laboratories are licensed and certified under the guidelines established by the Clinical Laboratory Improvement Amendments, or CLIA, and applicable state statutes and are managed by a medical director of the laboratory. AmeriPath's corporate compliance, quality assurance and quality improvement programs are designed to assure that all laboratories and other operations are in compliance in all material respects with applicable laws, rules and regulations.

Regional Business Model

  The Company believes that its strategy of developing integrated networks of anatomic pathology operations on a regional basis benefits the Company, its pathologists, referring physicians, third-party payors and patients. These networks, which generally will be modeled on the Company's existing Florida network, will consist of a number of operations that together: (i) have a substantial regional market presence; (ii) offer a broad range of services;
(iii) have extensive physician contacts; and (iv) possess complementary strengths and opportunities for operational and production efficiencies. The Company continues to integrate the operations' administrative and technical support functions, including accounting, payroll, purchasing, risk management, billing and collections, and expects such integration to result in enhanced operational efficiencies. The Company's courier system for transporting specimens enables the operations to penetrate areas outside their current markets and enhance the utilization of their laboratory facilities. The Company also integrates and coordinates the sales and marketing effort targeting physicians, hospitals, surgery centers, managed care organizations and national clinical laboratories, on a local and regional basis. This marketing effort is based upon promoting the broad geographic coverage, professional pathologist expertise and the extensive professional services offered by the Company. The Company's strategy is to leverage its size to expand its contracts with national clinical laboratories to all of the areas covered by its operations. The Company markets its services under the name "AmeriPath" and "Dermpath Diagnostics" in order to develop brand identification of products and services to payors and other clients. The Company plans to integrate the operations' management information systems into a single system (or at a minimum consolidate the information resident on the various lab information systems) that will expand the financial and diagnostic reporting capabilities of each of the operations and the Company. Based on the foregoing, the Company believes that implementation of this regional model increases the revenues and profitability of the operations in the region, and the Company is applying this regional business model, in whole or in part, to other states in which it operates.

  The Company has developed its regional business model in Florida and is replicating its model in Texas and the Midwest. The Florida regional model has been an effective tool in building the Company's business. Net revenues for the Florida region have increased from $93 million to $118 million over the past three years while adding three pathologists to the region. Operating margins as a percent of net revenue for the region have declined, primarily due to an increase in laboratory staffing costs, including physicians, and a higher percentage of revenue from national clinical laboratory contracts which have lower revenue per unit. However, this lower net revenue per unit from national lab contracts has been offset in part by increased efficiencies attributable to the Florida regional business model. The Florida region's operating margin was 28.0% for the year ended

December 31, 2001 compared to the Company's overall operating margin, excluding corporate expenses, of 27.6% for the same period.

The Company believes that its improving performance in Florida, as reflected in the following table, is due in part to the favorable results of its regional model in Florida:

                                                          As of December 31,
                                                          ---------------------
                                                          1999    2000    2001
                                                          -----  ------  ------
                                                              (dollars in
                                                               millions)
   Florida Statistics:
   Pathologists..........................................    80      83      83
   Hospital relationships................................    31      32      31
   Net revenues.......................................... $92.5  $104.0  $118.4
   Operating profit before amortization.................. $27.7  $ 30.4  $ 33.1
   Operating margin as a percent of net revenues.........  30.0%   29.2%   28.0%

  The Company has a higher concentration of operations, laboratories and administrative offices in Florida than in any other region. In addition, Florida is an attractive market due to its population and demographics, including the growth of the general population and the large elderly population, and the Company's familiarity and understanding of the anatomic pathology market in Florida. Accordingly, there can be no assurance that the Company's regional business model will be as effective outside of Florida as it has been in Florida, or that it will be effective at all outside of Florida.

Information Technology

  The Company's Information Technology ("IT") Group was reorganized in 2000 to better serve the Company's information needs. During 2000, IT staffing was increased, including the hiring of a Chief Information Officer, Director of IT Operations, Director of Software Development, and the establishment of a Project Management Office. The new team established a "Best Practice" approach to managing services to the Company's laboratories. The Company believes these services have resulted in better performing information systems, increased focus on centralization of information and a greater level of standardization across the Company's businesses. IT has several major development efforts underway. These efforts include building enhanced reporting capabilities, creating a data mart, developing a customer information system and converting to a new billing system.

  The Company recognized the opportunity in the market for enhanced reporting to customers and has launched a technology initiative to produce reports that include organ maps, photomicrographs and patient education. Enhanced reports in gastroenterology, obstetrics and gynecology and urology are available in most of the Company's markets and this technology initiative has been implemented at four regional sites. The Company believes its software programs for acquiring the images and producing the reports are efficient and the Company intends to implement additional software programs as customer sales increase.

  Because information management systems for our operations are not integrated, it is difficult to access consolidated operating data for the Company. The creation of a data mart involves the consolidation, from numerous information systems, of select utilization data for services provided by all specialties and includes inpatient and outpatient information. Approximately 90% of the Company's pre-Inform DX merger data for 2000 and 2001 has been loaded into a single database. The Company intends to use this database to help develop new products and services for its customers. Also, this system provides a better opportunity to benchmark the Company's laboratories and monitor the use of CAD, the Company's esoteric testing facility in Orlando. There have been several reports developed using the data mart including Commissions, Revenue by Customer, Revenue Variance, Revenue by Payor, and Lab Utilization. The Company is currently reconciling and validating its data, organizing the effort to consolidate the remaining locations and establishing the procedures and processes to make the data mart operational. The Company intends to make all reports web enabled.

  The AmeriPath Customer Information System is in the early stages of planning and currently the Company has outlined a set of goals and objectives that were defined by personnel in the Company's sales and marketing and operations departments as well as certain of the Company's pathologists. The plans for this system are under development, and process with the Company's customers is being established. Generally, the Company initially will build on-line reporting and then use the data mart and program interfaces in an effort to meet demand by customers for improved interoperability and information.

  Billing for the Company's operations is currently performed by several different internal billing systems and outsourcing billing arrangements. Approximately 70% of the Company's billed revenue in 2001 was done through four of these billing systems. Conversion from current billing systems to one of these four billing systems is anticipated to be completed by the second quarter of 2003. Once converted to four billing platforms, the Company will evaluate the feasibility and necessity of converting to one system. The Company has installed a complete general ledger and financial reporting system to handle accounting for the operations and to consolidate all accounting and financial information. As of March 2002, all of the operations have been integrated onto one common accounting system.

  The Company believes that its increasing integration and consolidation of its laboratory information, billing and collections and financial reporting systems enable it to monitor the operations, enhance utilization of the pathologists, develop practice protocols and archives and provides the Company with a competitive advantage in negotiating national clinical laboratory and managed care contracts. Each of the Company's laboratories has a laboratory information system that enables laboratory personnel to track, process, report and archive patient diagnostic information.

  The Company is also focused on being compliant with new regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regarding privacy, security and transmission of health information. The Company's sensitivity to these new regulations will increase as the Company moves its information systems on-line. The Company is currently in the planning stages of a compliance assessment and has engaged an outside consulting firm to assist in the assessment and measurement of its existing standards and policies, and in determining which requirements remain to be implemented. At this time, the Company is not able to determine the full consequences of the HIPAA regulations to the Company's business or the total cost of complying with these regulations. However, the HIPAA regulations are expected to significantly impact the Company operationally and financially.

Client and Payor Relationships

The operations also provide services to a wide variety of other health care providers and payors including physicians, government programs, indemnity insurance companies, managed care organizations and national clinical laboratories. Fees for anatomic pathology services rendered to physicians are billed either to the physicians, the patient's third party payor, or the patient. The following table provides the percentages of cash collections from the identified sources:

                             Years Ended December 31,
                            ------------------------------
                              1999       2000       2001
                            --------   --------   --------
   Source of cash collec-
    tions:
   Government payors.......       18%        18%        21%
   National clinical labo-
    ratories...............        9%        10%         8%
   Management services.....       11%         8%         9%
   Other...................       62%        64%        62%

  Other sources of cash collections consists primarily of third-party payors, such as preferred provider organizations (PPOs), health maintenance organizations (HMOs) and indemnity insurance companies.

Contracts and Relationships with Physicians of Owned Operations

  For the owned operations, the Company employs pathologists, or controls the operation that employs pathologists, who provide medical services in hospitals or in other inpatient and outpatient laboratories. While the Company or its designee exercises legal control over the owned operations, the Company does not exercise control over, or otherwise influence, the medical judgment or professional decisions of any pathologist associated with the owned operations. Although pathologist employment agreements typically have terms of three to five years, they generally can be terminated at any time, without cause, upon 60 to 180 days' notice. The pathologists generally receive a base salary, fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, the Company provides its pathologists with uniform benefit plans, such as disability, supplemental retirement, life and group health insurance and medical malpractice insurance. The pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient or hospital services, to become a member of the medical staff at the contracting hospital with privileges in pathology. The Company is responsible for billing patients, physicians and third party payors for services rendered by the pathologists. Most of the employment agreements prohibit the physician from competing with the Company within a defined geographic area and prohibit solicitation of pathologists, other employees or clients of the Company for a period of one to two years after termination of employment.

  The Company's business is dependent upon the recruitment and retention of pathologists, particularly those with subspecialties, such as dermatopathology. While the Company has been able to recruit (principally through practice acquisitions) and retain pathologists, no assurance can be given that the Company will be able to continue to do so successfully or on terms similar to its current arrangements. The relationship between the Company's pathologists and their respective local medical communities is important to the operation and continued profitability of the Company. In the event that a significant number of pathologists terminate their relationships with the Company or become unable or unwilling to continue their employment, the Company's business could be materially harmed.

Government Regulations

  The Company's business is subject to the governmental and regulatory requirements relating to health care matters as well as laws and regulations that relate to business corporations. The Company believes that it exercises care to structure its operations and arrangements with hospitals and physicians to comply with relevant federal and state law. It also believes such current arrangements and practices are in material compliance with applicable statutes and regulations. However, the Company has not received or applied for legal opinions from counsel or from any federal or state regulation authority to this effect, and many aspects of the Company's business operations have not been the subject of federal or state regulatory interpretation. As a result, there can be no assurance that the Company's current or prior practices or arrangements will not be found to be in noncompliance with applicable laws and regulations, or that any such occurrence will not result in a material adverse effect to the Company.

  The Company derived approximately 18%, 18% and 21% of its collections for the years ended December 31, 1999, 2000, and 2001, respectively, from payments made by government sponsored health care programs (principally Medicare and Medicaid). These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding or practices could materially and adversely affect the Company's financial condition and results of operations. Increasing budgetary pressures at both the federal and state level and concerns over the continued increase of the costs of health care have led, and may continue to lead, to significant reductions in health care payments. State concerns over the growth in Medicaid also could result in payment reductions. Although governmental payment reductions have not materially affected the Company in the past, it is possible that such changes in the future could have a material adverse effect on the Company's financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored health care programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation to require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to the Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for the Company in that state if the Company were not selected as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. The Company expects that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

  In connection with acquisitions, the Company performs certain due diligence investigations with respect to the potential liabilities of acquired operations and obtains indemnification with respect to certain liabilities from the sellers of such operations. Nevertheless, there can be undiscovered claims that subsequently arise. There can be no assurance that any liabilities for which the Company becomes responsible (despite such indemnification) will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Furthermore, the Company, through its Corporate Compliance Program, regularly reviews the acquired operations' compliance with federal and state health care laws and regulations and revises, as appropriate, the operations" policies and procedures to conform to the Company's policies and procedures and applicable law. While the Company believes that the operations prior to their acquisition were generally in compliance with such laws and regulations, there can be no assurance that the prior operations were in full compliance with such laws, as such laws may ultimately be interpreted. Moreover, although the Company maintains an active compliance program, it is possible that the government might challenge some of the current practices of the Company as not being in full compliance with such laws and regulations. A violation of such laws by the Company could result in civil and criminal penalties, exclusion of the physician, the operation or the Company from participation in Medicare and Medicaid programs and/or loss of a physician's license to practice medicine.

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

  The federal government has published regulations that provide "safe-harbors" that protect from prosecution under federal anti-kickback laws business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor, however, does not necessarily mean a transaction violates the anti-kickback law. The Company believes its operations are in material compliance with applicable Medicare and fraud and abuse laws and seeks to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk that the federal government might investigate such arrangements and conclude they do not satisfy safe harbor requirements or violate the anti-kickback statute. If any of the Company's arrangements were found to be illegal, the Company and/or the individual physicians could be subject to civil and criminal penalties, including exclusion from the participation in government reimbursement programs, which could materially adversely affect the Company.

  The Department of Health and Human Services Office of Inspector General ("OIG") issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 99-13, the OIG opined that when prices for laboratory services for non-governmental patients are discounted below Medicare reimbursable rates, the anti-kickback law may be implicated. The OIG found prices discounted below the laboratory supplier's costs to be particularly problematic. In the same opinion, OIG suggested that a laboratory may be excluded from federal health care programs if it charges the Medicare or Medicaid programs amounts substantially in excess of discounted charges to other customers. In the OIG's opinion, charges are likely excessive if the profit margin for Medicare business exceeds the profit margin for non-federally reimbursed business.

  The OIG also has addressed physician practice management arrangements in an advisory opinion. In Advisory Opinion 98-4, the OIG found that management fees based on a percentage of practice revenues may violate the anti-kickback statute. These Advisory Opinions suggest that OIG might challenge certain prices below Medicare reimbursement rates or arrangements based on a percentage of revenues. While the Company believes its arrangements are in material compliance with applicable law and regulations, OIG's advisory opinions suggest there is a risk of an adverse OIG finding relating to practices reviewed in the advisory opinions. Any such finding could have a material adverse impact on the Company.

  Self-Referral and Financial Inducement Laws. The Company is also subject to federal and state statutes and regulations banning payments for referral of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Physician Anti-Self-Referral Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain designated health services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationships include both investment interests in an entity and compensation arrangements with an entity. If an arrangement or relationship is covered by the Stark Law, all of the requirements of a Stark Law exception must be satisfied. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. The state statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, loss of licenses as well as fines and criminal penalties. In addition, violation of the Stark Law may result in exclusion from Medicare and Medicaid. State statutes and regulations affecting the referral of patients to health care providers range from statutes and regulations that are substantially the same as the federal laws and safe harbor regulations to a simple requirement that physicians or other health care professionals disclose to patients any financial relationship the physicians or health care professionals have with a health care provider that is being recommended to the patients. These laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. Adverse judicial or administrative interpretations of any of these laws could have a material adverse effect on the operating results and financial condition of the Company. In addition, expansion of the Company's operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of the Company's relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could have a material adverse effect on the operating results and financial condition of the Company.

  Some pathologists affiliated with the Company may make referrals for services that are covered by the Stark Law. Many of these physicians have financial relationships with the Company in the form of compensation arrangements, ownership of Company stock or ownership of contingent promissory notes issued by the Company. The Company believes, however, that its current operations comply in all material respects with the Stark Law due to, among other things, various exceptions stated in the Stark Law and regulations that except either the referral or the financial relationship involved. For example, many referrals fall within exceptions applicable to pathologists or to ancillary services performed by members of a common group practice. The Company believes that its existing compensation arrangements with its pathologists are structured to comply with an applicable Stark Law exception. With respect to the ownership of stock, the Company believes that the ownership of Company stock by physicians should fall within the publicly traded stock exception to the Stark Law's definition of financial relationship. However, certain physician-owned shares were acquired prior to the Company's initial public offering and, as a result, the government could take the position that all of the requirements for this exception are not met. With respect to contingent notes, the Company believes that an exception to the Stark Law's definition of financial relationship is available. The contingent notes do contain provisions that permit the Company to modify or replace them if necessary to comply with law. Nevertheless, to the extent pathologists affiliated with the Company make referrals to the Company and a financial relationship exists between the Company and the referring physicians, the government might take the position that the arrangement does not comply with the Stark Law. Any such finding could have a material adverse impact on the Company.

  False Claims Laws. Under the federal False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent, or that contain false or misleading information. In addition, knowingly making or using a false record or statement to avoid paying the federal government is also a violation. Entities found to have violated the False Claims Act may be required to make significant payments to the government (including damages and penalties in addition to the reimbursements previously collected) and may be excluded from participating in Medicare, Medicaid and other federal health care programs. Many states have similar false claims statutes.

  Health care fraud is a priority of the United States Department of Justice and the FBI. They have devoted a significant amount of resources to investigating health care fraud. Medicare carriers and state Medicaid agencies also have certain fraud and abuse authority. In addition, private insurers may bring actions under false claim laws. In certain circumstances, federal and some state laws authorize private whistleblowers to bring false claim suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for health care services. The practices targeted include: billing for tests not performed; billing for tests not medically necessary or not ordered by the physician; "upcoding" tests to realize higher reimbursement than what is owed; offering inducements to physicians to induce them to refer testing; and duplicate billing. These practices have led to governmental investigations and whistleblower suits that have resulted in financially significant payments made by a number of health care providers in the past decade.

  Since investigations relating to false claims have increased in recent years, it is more likely companies conducting business in the health care industry could become the subject of a federal or state civil or criminal investigation or action, could be required to defend the results of such investigation, be subjected to possible civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid or other federally funded health care programs. Although the Company monitors its billing practices for compliance with prevailing industry practice under applicable laws, such laws are complex and constantly evolving and there can be no assurance that governmental investors, private insurers or private whistleblowers will not challenge the Company's or industry practice. For example, the announcement of a governmental investigation into the billing practices of one of the Company's practices in the fourth quarter of 1998 resulted in a significant decrease in the market price of the Company's common stock, even though the issue was eventually resolved to the Company's satisfaction and resulted only in the repayment of a small overpayment.

  In August 2001, we received two letters from the United States Attorney for the Southern District of Ohio (the "U.S. Attorney") requesting information regarding billing practices and documentation of gross descriptions on skin biopsy reports. We provided documentation to the U.S. Attorney regarding the tests that were the subject of its requests for information. Requests for information such as these are often the result of a qui tam, or whistleblower, action filed by a private party relator. In February 2002, we received notification that the U.S. Attorney would not pursue this matter any further. In addition, we were notified that there were then no presently pending lawsuits in the Southern District of Ohio against the Company relating to the request by any private party relator bringing a qui tam action.

  Government Investigations of Hospitals and Hospital
Laboratories. Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to certain referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA is under investigation with respect to such practices. The Company provides medical director services for numerous hospital laboratories, including 31 HCA hospital laboratories as of December 31, 2001. The government's ongoing investigation of HCA could result in a governmental investigation of one or more of the Company's operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states and are expected to extend such projects to additional states, including states in which the Company operates hospital laboratories. These projects increase the likelihood of governmental investigations of laboratories owned and operated by the Company. Although the Company monitors its billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving and there can be no assurance that the governmental investigators will not challenge the Company's or industry practices. The government's investigations of entities with which the Company contracts may have other effects which could materially and adversely affect the Company, including termination or amendment of one or more of the Company's contracts or the sale of hospitals potentially disrupting the performance of services under such contracts.

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

  The Company believes that it currently is in material compliance with the corporate practice laws in the states in which it operates. Nevertheless, there can be no assurance that regulatory authorities or other parties will not assert that the Company is engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, the Company, and its pathologists could be subject to civil and criminal penalties under such jurisdiction's laws and could be required to restructure their contractual and other arrangements. Alternatively, some of the Company's existing contracts could be found to be illegal and unenforceable. In addition, expansion of the operations of the Company to other states may require structural and organizational modification of the Company's form of relationship with physicians, practices or hospitals. Such results or the inability to successfully restructure contractual arrangements could have a material adverse effect on the Company's financial condition and results of operations.

  Fee-Splitting. Many states prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. However, some states have interpreted management agreements between entities and physicians as unlawful fee-splitting.

  The Company believes its arrangements with pathologists comply in all material respects with the fee-splitting laws of the states in which it operates. Nevertheless, it is possible regulatory authorities or other parties could claim the Company is engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, the Company and its pathologists could be subject to civil and criminal penalties and the Company could be required to restructure its contractual and other arrangements. Any restructuring of the Company's contractual and other arrangements could result in lower revenues, increased expenses and reduced influence over the business decisions of its operations. Alternatively, some of the Company's existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of the Company's operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that the Company currently has with pathologists, affiliated operations and hospitals. Any modifications could result in less profitable relationships with pathologists, affiliated operations and hospitals, less influence over the business decisions of pathologists and affiliated operations and failure to achieve the Company's growth objectives.

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

  Moreover, in recent months the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services (e.g., using an improper billing code for a test to realize higher reimbursement), regardless of whether carriers had furnished clear guidance on this subject. The primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests which comprise only a small part of the Company's revenues. Although the scope of this initiative could expand, it is not possible to predict whether or in what direction the expansion might occur. The Company believes its practices are proper and do not include any allegedly improper practices now being examined. However, no assurance can be given that the government will not broaden its initiative to focus on the type of services furnished by the Company or, if this were to happen, on how much money, if any, the Company might be required to repay.

  Furthermore, the Health Insurance Portability and Accountability Act ("HIPAA") and the joint federal and state anti-fraud initiative commenced in 1995 called Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG has expanded and continues to expand the scope of its health care audits and investigations. State enforcement actions are similarly expanding. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at the Company's facilities.

  Due to the uncertain nature of coding for pathology services, the Company cannot assure that issues such as those addressed in the government investigation it announced in the fourth quarter of 1998, which was related to the Operation Restore Trust initiative, will not arise again. If a negative finding is made as a result of such an investigation, the Company could be required to change coding practices or repay amounts paid for incorrect practices either of which could have a materially adverse effect on the operating results and financial condition of the Company.

  Laboratory Compliance Plan. In February 1997, the OIG released a model compliance plan for laboratories that is based largely on the corporate integrity agreements negotiated with the laboratories which settled a number of government enforcement actions against laboratories under Operation Restore Trust. The Company adopted and maintains a compliance plan, which includes components of the OIG's model compliance plan, as the Company deemed appropriate to the conduct of its business. The Company's Senior Vice President of Operations serves as the Company's Chief Compliance Officer and reports directly to the Audit Committee of the Board of Directors.

  Anti-trust Laws. In connection with state corporate practice of medicine laws discussed above, the operations with which the Company is affiliated in some states are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from the Company and from each other under the anti-trust laws and, accordingly, subject to a wide range of federal and state laws that prohibit anti-competitive conduct among separate legal entities. In addition, the Company also is seeking to acquire or affiliate with established and reputable operations in its target geographic markets and any market concentration could lead to anti-trust claims. The Company believes it is in compliance with federal and state anti-trust laws and intends to comply with any state and federal laws that may affect its development of integrated health care delivery networks. There can be no assurance, however, that a review of the Company's business by courts or regulatory authorities would not adversely affect the operations of the Company and its affiliated operations.

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

  Licensing. CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories (waived, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. The Company's outpatient laboratories are licensed by Health and Human Services ("HHS") under CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control systems, have proficiency testing conducted by approved agencies and have biennial inspections. The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than federal law. For example, some states in which the Company operates require that laboratory personnel meet certain qualifications, specify certain quality controls, maintain certain records and undergo proficiency testing.

  Persons engaged in the practice of medicine must be licensed by each state in which they practice. The professional practice of physicians is regulated in each state by the state board of medicine. Each board of medicine has rules enumerating the activities that constitute unprofessional conduct. A board may sanction unprofessional conduct by suspending, restricting or revoking a professional's license. Other possible sanctions include restraining orders, injunctions, imprisonment and fines.

  HIPAA Regulations Relating to the Privacy, Security, and Transmission of Health Information. Congress passed HIPAA in 1996. Among other things, HIPAA established several requirements regarding the privacy, security and transmission of health information. The Department of Health and Human Services, or HHS, has issued several sets of regulations in accordance with its authority under HIPAA. In general, these regulations apply to health care providers, health plans, and health care clearinghouses. Some operations of the Company will be subject to the HIPAA regulations.

  Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and release of protected health information, provide for patients' rights to access, amend, and receive an accounting of the uses and disclosures of protected health information, and require certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state laws that are more stringent. Thus, the Company must reconcile both the federal privacy regulations and other state privacy laws that are more stringent than the federal laws. Those operations of the Company that are regulated by HIPAA must be in compliance with the federal privacy regulations by April 2003. Prior to the compliance date, it is expected that HHS will release several guidance documents addressing questions or concerns raised by the privacy regulations. On July 6, 2001, HHS issued its first guidance document relating to these regulations.

  Like the privacy regulations, the electronic transaction standards are also final. These regulations establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain transactions. The electronic transaction standards presently apply to eight different transactions, including transactions relating to health care claims and health care payment and remittance advice. Upon the compliance date, health care providers must use these standards when electronically conducting a covered transaction with health plans or other health care providers. The compliance date for these regulations is October 2002, unless an entity files for a one-year extension with HHS.

  The security regulations promulgated pursuant to HIPAA have not been finalized. The purpose of the proposed security regulations is to establish a minimum standard for the protection of individual health information that is stored or transmitted electronically. The regulations provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations.

  The HIPAA regulations could result in significant financial obligations for the Company and will pose increased regulatory risk. The privacy regulations could limit the Company's use and disclosure of patient health information. For example, HHS has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual's cancer cells, that accompanying statement is protected health information about that individual. At this time, the Company is not able to determine the full consequences of the HIPAA regulations to the Company's business or the total cost of complying with these regulations. However, the HIPAA regulations are expected to significantly impact the Company operationally and financially.

  Violations of the privacy regulations are punishable by civil and criminal penalties. State privacy laws may impose similar sanctions on the Company. Violations of the standards for electronic transaction are punishable by civil penalties.

  Other Regulations. In addition, the Company is subject to licensing and regulation under federal, state and local laws relating to the collecting, storing, handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as the safety and health of laboratory employees. The Company believes its laboratory operations are in material compliance with applicable federal and state laws and regulations relating to the generation, storage, treatment and disposal of all laboratory specimens and other biohazardous waste. Nevertheless, there can be no assurance that the Company's current or past laboratory operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on the Company. The Company utilizes licensed vendors for the disposal of such specimen and waste.

  In addition to its comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employees, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. Regulations of the Department of Transportation, the Public Health Services and the U.S. Postal Service also apply to the transportation of laboratory specimens.

Competition

  The Company's operations and pathologists provide pathology and cytology diagnostic services and pathology practice management services. Competition may result from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or pathology physician practice management companies that may enter the Company's markets, some of which may have greater financial and other resources than the Company.

  The Company competes primarily on the basis of service capability and convenience of facilities, scope of testing services performed, accuracy, timeliness and consistency in reporting test results, reputation in the medical community, and pricing of testing services. The Company believes that its principal competitive advantages are its pathologist leadership, subspecialty focus, sales and marketing expertise and administrative support capabilities (e.g., billing, collections, accounting and financial reporting, information systems, and human resources). The Company competes with several other companies, and such competition can reasonably be expected to increase. In addition, companies in other health care segments, such as hospitals, national clinical laboratories, third party payors, and HMOs, many of which have greater financial resources than the Company, may become competitive with the Company in the employment of pathologists and management of pathology practices. The Company competes for acquisitions and affiliations on the basis of its reputation, management experience, status and resources as a public company and its single focus on anatomic pathology. There can be no assurance that the Company will be able to compete effectively or that additional competitors will not enter the Company's markets or make it more difficult for the Company to acquire or affiliate with practices on favorable terms.

Intellectual Property

  The Company has registered the service marks "AmeriPath", "CAD-The Center for Advanced Diagnostics" and the AmeriPath logo with the United States Patent and Trademark Office.

  To date, the Company has not relied heavily on patents or other intellectual property in operating its business. Nevertheless, some of the tests or related diagnostic products or the information technology purchased or used by the Company may be patented or subject to other intellectual property rights. As a result, the Company may be found to be, or actions may be brought against it alleging that it is, infringing on the patent or other intellectual property rights of others, which could give rise to substantial claims against the Company. In addition, the Company's expansion into the genomics testing market may result in its obtaining or developing patent or other intellectual property. However, other practice and public entities, including universities, may have filed applications for (or have been issued) patents that may be the same as or similar to those developed or otherwise obtained by the Company or that it may need in the development of its own products. The scope and validity of such patent and other intellectual property rights, the extent to which the Company may wish or need to acquire such rights, and the cost or availability of such rights are presently unknown. In addition, the Company cannot provide assurance that others will not obtain access to its intellectual property or independently develop the same or similar products, tests or other intellectual property to that developed or otherwise obtained by the

Company. This may impede the Company's ability to achieve its overall growth strategy, including its ability to broaden the range of testing services it offers and to penetrate the genomic and genomic testing markets.

Employees

  At December 31, 2001, the Company's owned and managed operations employ 2,515 people, including
423 physicians. In addition to physicians, the employees of the Company and the managed practices include
732 laboratory technicians, 169 couriers and 1,191 billing, marketing, transcription and administrative staff, of which 124 personnel are located at the Company's executive offices. None of the Company's employees or prospective employees is subject to collective bargaining agreements.

ITEM 2. PROPERTIES

  The Company leases its executive offices located in Riviera Beach, Florida (approximately 24,000 square feet) and its centralized billing office in Fort Lauderdale, Florida (approximately 18,000 square feet) and the Company and its managed operations lease 65 other facilities: 25 in Florida, eight in Texas, five in Pennsylvania, four in Ohio, three in Kentucky, two in Mississippi, New York, Oklahoma, Alabama, Tennessee and North Carolina, and one in Indiana, Massachusetts, Colorado, Wisconsin, West Virginia, Georgia, California and Missouri. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. The 67 facilities encompass an aggregate of approximately 335,000 square feet, have an aggregate annual rent of approximately $5.2 million and have lease terms expiring from 2002 to 2006. As laboratory leases are scheduled to expire, the Company will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  AmeriPath's Common Stock, is listed for quotation on the NASDAQ National Market System under the symbol "PATH". The following table sets forth, the high and low sales prices for the Common Stock, as reported on the NASDAQ National Market System during the Company's fiscal quarters indicated below. The Common Stock first began trading on October 21, 1997. As of March 15, 2002, there were approximately 300 shareholders of record and over 7,000 beneficial owners based upon broker searches conducted for solicitation purposes.

                                                                    High   Low
                                                                   ------ ------
First Quarter 2000................................................ $10.00 $ 7.50
Second Quarter 2000............................................... $ 9.50 $ 7.00
Third Quarter 2000................................................ $14.88 $ 8.00
Fourth Quarter 2000............................................... $27.13 $13.25
First Quarter 2001................................................ $27.75 $16.00
Second Quarter 2001............................................... $32.00 $20.06
Third Quarter 2001................................................ $37.16 $24.26
Fourth Quarter 2001............................................... $32.86 $23.64

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

 Recent Sales of Unregistered Securities

  Recent Sales of Unregistered Securities--In connection with the one acquisition completed during the fourth quarter of 2001, the Company issued the following shares of Common Stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended:

                                                        Effective     Shares
                                         Location          Date       Issued
                                      -------------- ---------------- -------
   Dermatopathology Services, PC and
    Histology Services, Inc.......... Birmingham, AL November 1, 2001 113,899

ITEM 6. SELECTED FINANCIAL DATA

  The selected Consolidated Financial Data set forth below have been derived from the Company's consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the related Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K. All information for the prior years has been restated to reflect the acquisition of Inform DX, which has been accounted for as a pooling of interests.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
YEAR ENDED DECEMBER 31,

(in thousands, except per share data)

                                1997      1998      1999      2000      2001
                              --------  --------  --------  --------  --------
Net revenue.................  $108,406  $193,316  $257,432  $330,094  $418,732
                              --------  --------  --------  --------  --------
Operating costs:
  Cost of services..........    48,833    87,700   122,685   163,390   200,102
  Selling, general and ad-
   ministrative expense.....    21,386    36,709    47,159    58,411    71,856
  Provision for doubtful ac-
   counts...................    10,892    18,698    25,289    34,040    48,287
  Amortization expense......     5,763     9,615    12,827    16,172    18,659
  Merger-related costs (1)..        --        --        --     6,209     7,103
  Asset impairment and re-
   lated charges (2)........        --        --        --     9,562     3,809
                              --------  --------  --------  --------  --------
    Total...................    86,874   152,722   207,960   287,784   349,816
                              --------  --------  --------  --------  --------
Income from operations......    21,532    40,594    49,472    42,310    68,916
Interest expense............    (8,772)   (8,560)   (9,573)  (15,376)  (16,350)
Termination of interest rate
 swap agreement (3).........        --        --        --        --   (10,386)
Nonrecurring charge (4).....    (1,289)       --        --        --        --
Other (expense) income,
 net........................       (96)      150       286       226       145
                              --------  --------  --------  --------  --------
Income before income taxes
 and extraordinary loss.....    11,375    32,184    40,185    27,160    42,325
Provision for income taxes..     5,522    13,941    17,474    14,068    18,008
                              --------  --------  --------  --------  --------
Income before extraordinary
 loss.......................     5,853    18,243    22,711    13,092    24,317
Extraordinary loss, net of
 tax (5)....................        --        --        --        --      (965)
                              --------  --------  --------  --------  --------
Net income..................     5,853    18,243    22,711    13,092    23,352
Induced conversion and ac-
 cretion of redeemable
 preferred stock (6)........        --       (75)     (131)   (1,604)       --
                              --------  --------  --------  --------  --------
Net income available to com-
 mon shareholders...........  $  5,853  $ 18,168  $ 22,580  $ 11,488  $ 23,352
                              ========  ========  ========  ========  ========
  Basic earnings per common
   share....................  $   0.66  $   0.87  $   1.03  $   0.49  $   0.90
                              ========  ========  ========  ========  ========
  Diluted earnings per com-
   mon share................  $   0.42  $   0.84  $   1.00  $   0.47  $   0.86
                              ========  ========  ========  ========  ========
  Basic weighted average
   shares outstanding.......     8,880    20,911    21,984    23,473    25,974
                              ========  ========  ========  ========  ========
  Diluted weighted average
   shares outstanding.......    13,986    21,610    22,516    24,237    27,049
                              ========  ========  ========  ========  ========

Earnings per share data (7)


CONSOLIDATED BALANCE SHEET DATA:
DECEMBER 31,

(in thousands)

                                1997      1998      1999      2000      2001
                              --------  --------  --------  --------  --------
Cash and cash equivalents...  $  2,030  $  6,383  $  1,713  $  2,418  $  4,808
Total assets................   272,532   390,413   478,896   562,166   604,462
Long-term debt, including
 current portion............    77,630   123,917   168,614   201,747    93,322
Redeemable equity securities
 (8)........................        --    15,373    15,504        --        --
Stockholders' equity........   145,603   180,378   206,214   249,665   399,190

--------
(1) In connection with the Inform DX merger, the Company recorded $6.2 million and $7.1 million for 2000 and 2001, respectively, of costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations.

(2) During 2000, the Company recorded asset impairment and related charges totaling $9.6 million in connection with Quest Diagnostics' termination of its contract in South Florida, the loss of a contract with a hospital in South Florida and the loss of three hospital contracts and an ambulatory care facility contract in Cleveland, Ohio. The charges were based on the remaining projected cash flows from these contracts in which the Company determined that the intangible assets that were recorded from acquisitions in these areas had been impaired. During the fourth quarter of 2001, the Company recorded an asset impairment charge of $3.8 million related to the closure of an Alabama laboratory acquired in 1996.

(3) In connection with the extinguishment of the Company's former credit facility during the fourth quarter of 2001, the Company made a one-time pre-tax payment of $10.4 million to terminate the Company's interest rate swap agreements.

(4) In the year ended December 31, 1997, the Company recorded a nonrecurring charge of $1.3 million, primarily attributable to professional fees and printing costs, as a result of the postponement of the Company's planned initial public offering of Common Stock.

(5) During the fourth quarter of 2001, the Company terminated its former credit facility and recorded an extraordinary loss, net of tax of $965,000 in connection with the write-off of previously deferred financing costs.

(6) In connection with an acquisition by Inform DX completed on June 30, 2000, Inform DX provided for an induced conversion of preferred stock. The induced conversion resulted in the issuance of 642,640 shares of common stock. Inform DX estimated, based on a third party valuation, the fair market value of its common stock at June 30, 2000 to be $6.22 per share. Based on this valuation, in the second quarter of 2000 Inform DX recorded a charge for the induced conversion of approximately $1.5 million, or $5.22 per share times the additional common shares issued of 247,169.

(7) Earnings per share for all periods are computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior reported earnings per share data have been restated in accordance with SFAS No. 128.

(8) For December 31, 1998 and 1999 amounts included Convertible Preferred Stock of $15.4 million and
   $15.5 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the Company's results of operations and financial condition should be read together with the consolidated financial statements and other financial information included elsewhere in this Report.

General

  We are one of the leading national providers of anatomic pathology services. The more than 400 pathologists in our owned and managed operations as of December 31, 2001 provide medical diagnostic services in outpatient laboratories owned, operated and managed by us, in hospitals, and in ambulatory surgery centers. Under our ownership or employment model, we acquire a controlling equity (i.e., voting) interest or have a controlling financial interest in pathology operations. We refer to these operations as our owned operations. Under our management or equity model, we acquire certain assets of, and operate pathology laboratories under long-term management services agreements. We refer to these as our managed operations. Under the management services agreements, we provide facilities and equipment as well as administrative and technical support for the managed operations. As of December 31, 2001, we had seven managed operations. When we refer to "companies" generally, we mean our owned and managed operations as a group.

  As of December 31, 2001, our companies had contracts or business relationships with more than 200 hospitals pursuant to which we manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships. We also have more than 40 licensed outpatient laboratories.

  Generally, we manage and control all of the non-medical functions of the companies, including:

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

Acquisitions

  Since the first quarter of 1996, we have completed the acquisition of 50 pathology organizations located in 21 states. These acquisitions included the acquisition of Inform DX, during the fourth quarter of 2000. We accounted for the Inform DX transaction as a pooling of interests and, therefore, we have restated all historical information to reflect the acquisition of Inform DX. As a result of the Inform DX acquisition, we now have managed operations from which we derive management fees. Prior to the Inform DX transaction, we only had owned operations.

  During 2001, we acquired one small anatomic pathology operation located in Alabama. The total consideration paid by us in connection with this acquisition included cash, 113,899 shares of common stock, and consideration in the form of contingent notes. During 2000, we acquired nine anatomic pathology organizations, including two acquired by the former Inform DX. The total consideration paid by us in connection with these acquisitions included cash of $32.5 million, 1.5 million shares of common stock (with an aggregate value of $12.2 million based upon amounts recorded on our consolidated financial statements) and subordinated debt of $2.8 million. In addition, we issued additional purchase price consideration in the form of contingent notes.

  During the year ended December 31, 2001, we made contingent note payments of $36.1 million and other purchase price adjustments of approximately $565,000 in connection with certain post-closing adjustments and acquisition costs. During the year ended December 31, 2000, we made contingent note payments of $26.6 million and other purchase price adjustments of approximately $2.9 million in connection with certain post-closing adjustments and acquisition costs.

  While we regularly explore additional acquisition opportunities and are in various stages of discussions with a number of acquisition candidates, we currently have no material agreements or commitments with any third party regarding any potential acquisition.

Business Collaborations

  We have commenced our transition to becoming a fully integrated health care diagnostic information provider. As part of this transition, we have entered into business collaborations intended to generate additional revenues through leveraging our personnel, technology and resources. Three examples of such endeavors, including one with Genomics Collaborative, Inc. ("GCI"), one with Molecular Diagnostics, Inc. ("Molecular Diagnostics" (f/k/a Ampersand Medical of Chicago)), and one with TriPath Oncology, Inc. ("TriPath Oncology"), are described below. Although we believe such new endeavors are promising, we cannot assure you that they will be profitable.

  During the third quarter of 2000, we formed an alliance with GCI to provide fresh frozen samples from normal, diseased, and cancerous tissue to GCI for subsequent sale to researchers in industry and academic laboratories who are working to discover genes associated with more common disease categories, such as heart disease, hypertension, diabetes, osteoporosis, depression, dementia, asthma and cancer, with a special focus on breast, colon and prostate tumors. This alliance utilizes our national network of hospitals, physicians and pathologists and GCI's capabilities in large-scale DNA tissue analysis and handling, tied together by proprietary information systems and bioinformatics. In connection with our alliance, we made a $1.0 million investment in GCI in exchange for 333,333 shares of Series D Preferred Stock, par value $0.01. The net revenue resulting from our alliance with GCI was not material to our operations during 2000 or 2001. Working with GCI, we have developed procedures to comply with informed consent requirements and other regulations regarding the taking and processing of specimens from donors and related records. Failure to comply with such regulations could result in adverse consequences including potential liability to us.

  On March 27, 2001, we announced an agreement with Molecular Diagnostics which illustrates another example of leveraging our existing resources. In this alliance, we will be performing clinical trial work for Molecular Diagnostics' cytology platform that utilizes proteomic biomarkers to help pathologists and cytologists identify abnormal and cancerous cells in pap smears and other body fluids, such as sputum and urine. We will be paid on a fee-for-service basis for each clinical trial we conduct. The agreement also calls for us to assist Molecular Diagnostics with the development of associated products and tests. We would receive equity in Molecular Diagnostics for the developmental work and would be entitled to royalty payments based on future sales of these products and tests. One of the Molecular Diagnostics products we are currently evaluating is a new test for human papilloma virus or HPV, which causes over 99% of all cervical dysplasia and cancer. This new test involves the application of genomic and proteomic markers directed against the specific oncogenes and oncoproteins of HPV that are directly responsible for the virus's ability to cause cancer. Preliminary studies indicate superior performance of these markers compared to currently available tests. However, there can be no assurance that such tests or such markers will be successful or become commercially viable.

  On February 5, 2002, AmeriPath signed a letter of intent with TriPath Oncology to validate and offer exclusively a novel gene expression assay for Melastatin, a prognostic marker for melanoma. Melanoma represents the deadliest skin cancer whose incidence is rapidly increasing. Given our outstanding team of dermatopathologists and our market leadership in this field, we believe that this agreement may provide revenue to the Company as well as lead to additional opportunities.

Sources of Net Revenue

  We derive our net revenue primarily from our owned and managed operations. Net revenue was comprised of net patient service revenue from our owned operations and net management service revenue from our managed operations.

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

                              Years Ended December 31,
                              ------------------------
                               1999       2000       2001
                             --------   --------   --------
   Revenue Type
   Outpatient..............        39%        42%        46%
   Inpatient...............        51%        51%        47%
   Management service reve-
    nues...................        10%         7%         7%

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

  . negotiated reimbursement rates with national clinical laboratories and other third-party payors; and

  .  other discounts and allowances.

  In many instances, the national clinical laboratories contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. We, in turn, subcontract with national clinical laboratories to provide anatomic pathology services at a discounted fee-for-service rate and are, in most cases, attempting to increase the number of such subcontracts to increase test volume. Since the majority of our operating costs--principally the compensation of physicians and non-physician technical personnel--are relatively fixed, increases in test volume generally enhance our profitability. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue. However, we may be required to enter into more capitated arrangements in order to compete effectively for managed care contracts in the future.

  Virtually all of our net patient service revenue is derived from charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential uncollectability of accounts, long collection cycles for accounts receivable and delays in reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may require us to borrow funds to meet current obligations or may otherwise have a material adverse effect on our financial condition and results of operations.

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

  Approximately 21% of our collections in 2001 was from government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for services under these programs could have a material adverse effect on our financial position and results of operations.

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

Net management service revenue

  Net management service revenue is based on a predetermined percentage of operating income of the managed operations, before physician group retainage, plus reimbursement of certain practice expenses as defined in each management service agreement. Management fees are recognized at the time the net physician group revenue is recorded by the physician group.

  Generally, net management service revenue equates to net physician group revenue less amounts retained by the physician groups, which we refer to as physician group retainage. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician group. The provision for bad debts represents an estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors. Net physician group revenue, which underlies our management service revenue, is subject to the same legislative and regulatory factors discussed above with respect to net patient revenue.

Medicare Reimbursement

  Since 1992 the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Health Care Financing Administration, or "HCFA") had paid for physician's services under section 1848 of the Social Security Act. CMS calculates and reimburses fees for all physician services ("Part B" fees), including anatomic pathology services, based on a fee schedule methodology known as the resource-based relative value system ("RBRVS"). The RBRVS initially was phased in over a four-year period. Subsequently, CMS proposed changes in the computation of the malpractice portion and practice expense portion of the relative value units ("RVUs"). Although these changes have changed reimbursement to some extent, they are not expected to have a material impact on the Company's revenues. Overall, anatomic pathology reimbursement rates declined during the fee schedule phase-in period, despite an increase in payment rates for certain pathology services performed by us.

  The Medicare Part B fee schedule payment for each service is determined by multiplying the total RVUs established for the service by a Geographic Practice Cost Index ("GPCI"). The sum of this value is multiplied by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice exposure RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

  CMS reviews annually the RBRVS payment schedule in conjunction with its budgeting process. The resulting payment schedule is published each year in the Federal Register in November. The blended payment rates for services provided by AmeriPath to Medicare patients, based on our values and locations of services, increased by 11.3% from 1999 to 2000, and by 6.8% from 2000 to 2001. However, there can be no assurance that we will receive similar increases in the future, and it is possible that our blended rates may decrease at some point in the future.

  A final rule published in the Federal Register on November 1, 2001 indicates that the conversion factor used in the Medicare Physician Fee Schedule will be reduced by 5.4%. The RVUs will also be changing in 2002, with certain services getting an increase in RVUs, while others are decreased. We estimate the overall impact to be neutral for 2002.

  In 1999, CMS announced that it would cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory because they concluded payment for the technical component is included already in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change commenced January 1, 2001. Under these rules, independent pathology laboratories would be required to bill the hospital directly for technical services on hospital Medicare inpatients. Congress, however, "grandfathered," for a period of two years, certain existing hospital-lab arrangements in effect before July 22, 1999. Effective January 2001, hospital arrangements that were not grandfathered are not reimbursed by Medicare for the technical component. The majority of our hospital arrangements were grandfathered under the proposed rules. Upon expiration of the two years, the grandfather provision is scheduled to expire.

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

Recent Developments

  During the fourth quarter of 2001, we completed a secondary offering of 4.7 million shares of common stock. The net proceeds from the offering of $115.8 million were used to repay a portion of the outstanding indebtedness under our prior credit facility. In addition, we put in place a new $200.0 million credit facility, with commitments of $175.0 million, which was used to repay the remaining balance of our former credit facility. In connection with the termination of the former credit facility, we terminated our three interest rate swaps with a combined notional amount of $105 million and wrote-off the associated unamortized debt costs of approximately $1.6 million ($965,000, net of tax). The termination of these interest rate swaps resulted in a charge of approximately $10.4 million, ($6.0 million, net of tax). By breaking these interest rate swaps, we have been able to lower our effective interest rate as well as obtain greater flexibility to pursue our strategic objectives, including further acquisitions.

  During the third quarter of 2001, two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology laboratory. During the fourth quarter, we were unable to retain most of these customers. Consequently, we recorded a non-cash asset impairment charge of $3.8 million. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities and in November 2001 purchased a lab in Birmingham, Alabama to help regain and service these customers.

  The Company was recently notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and has placed the Company on non-renewal status effective July 1, 2002. The Company is currently evaluating other potential carriers for medical malpractice coverage and conducting a feasibility study of a captive insurance company. There can be no assurance the Company will be able to obtain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

Critical Accounting Policies and Methods

 Intangible Assets

  As of December 31, 2001 we had net identifiable intangible assets and goodwill of $253.6 million and $216.2 million, respectively. Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors. As the result of this analysis, we recorded asset impairment charges of $9.6 million and $3.8 million for the years ended 2000 and 2001, respectively. Significant changes in our future cash flow resulting from events such as loss of hospital or national lab contracts, physician referrals, or management service agreements could result in further charge offs of intangible assets.

  Identifiable intangible assets include hospital contracts, physician referral lists, laboratory contracts, and management service contracts acquired in connection with acquisitions. Such assets are recorded at fair value the date of acquisition as determined by management and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives, the Company considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

 Revenue Recognition

  The Company recognizes net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision , our results of operations and financial position.

 Contingent Purchase Price

  Our acquisitions, except for the pooling with Inform DX, have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including the acquired operation's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers and the Company being unable to reach agreement on the final purchase price. We agreed to pay a minimum purchase price and to pay additional purchase price considerations to the sellers in proportion to their respective ownership interest. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the operations over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. Additional payments made in connection with the contingent notes are accounted for as additional purchase price, which increases the recorded goodwill and, in accordance with accounting principles, generally accepted in the United States of America, are not reflected in our results of operations.

 Provision for Doubtful Accounts and Related Allowance

  The provision for doubtful accounts is estimated in the period the related services are rendered and adjusted in future accounting periods as necessary. The estimates for the provision and the related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, the historical doubtful account write-off percentages, revenue channel (i.e., inpatient vs. outpatient) and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision , our results of operations and financial position.

 Principles of Consolidation

  Our consolidated financial statements include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has the controlling financial interest by means other than the direct record ownership of voting stock. Intercompany accounts and transactions have been eliminated. If it was determined that we do not have a controlling financial interest for any or all companies where we do not have a direct ownership of voting stock, the results of operations could be materially affected. We do not consolidate the affiliated physician groups we manage as we do not have controlling financial interest as described in EITF 97-2.

Results of Operations

  The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

                                                              Years Ended
                                                             December 31,
                                                           -------------------
                                                           1999   2000   2001
                                                           -----  -----  -----
   Net revenues..........................................  100.0% 100.0% 100.0%
                                                           -----  -----  -----
   Operating costs and expenses:
    Cost of services.....................................   47.7   49.5   47.8
    Selling, general and administrative expenses.........   18.3   17.7   17.2
    Provision for doubtful accounts......................    9.8   10.3   11.5
    Amortization expense.................................    5.0    4.9    4.4
    Merger-related charges...............................     --    1.9    1.7
    Asset impairment and related charges.................     --    2.9    0.9
                                                           -----  -----  -----
     Total operating costs and expenses..................   80.8   87.2   83.5
                                                           -----  -----  -----
   Income from operations................................   19.2   12.8   16.5
   Termination of interest rate swap agreement...........     --     --   (2.5)
   Interest (expense) and other income, net..............   (3.6)  (4.6)  (3.9)
                                                           -----  -----  -----
   Income before income taxes and extraordinary loss.....   15.6    8.2   10.1
   Provision for income taxes............................    6.8    4.2    4.3
                                                           -----  -----  -----
   Income before extraordinary loss......................    8.8    4.0    5.8
   Extraordinary loss, net of tax........................     --     --    0.2
                                                           -----  -----  -----
   Net income............................................    8.8    4.0    5.6
   Induced conversion and accretion of redeemable pre-
    ferred stock.........................................     --   (0.5)    --
                                                           -----  -----  -----
   Net income available to common stockholders...........    8.8%   3.5%   5.6%
                                                           =====  =====  =====

Years ended December 31, 2001 and 2000

 Net Revenues

  Net revenues for the year 2001 increased by $88.6 million, or 27%, from $330.1 million for 2000 to
$418.7 million for 2001. Same store net revenue increased $45.7 million, or 14%, from $318.9 million for 2000 to $364.6 million for 2001. We estimate that 2% to 3% of the same store net revenue increase was attributable to price, including approximately $5.1 million related to the increase in Medicare reimbursement, while the remaining 11% to 12% of the same store net revenue increase was attributable to volume and mix. Same store outpatient revenue increased $26.4 million, or 20%, same store hospital revenue increased $14.5 million, or 9%, and same store management service revenue increased $4.8 million, or 18%, compared to the same period of the prior year. Reference to same store means practices at which we provided services for the entire period for which the amount is calculated and the entire prior comparable period, including acquired hospital contracts and relationships, the New York laboratory operations and expanded ancillary testing services added to existing practices. The remaining increase in revenue of $42.9 million resulted from the operations acquired during the year 2000 and 2001. Our objective is to achieve annual same store net revenue growth in excess of 10%; however, there can be no assurance that we will achieve this objective.

  During the year ended December 31, 2001, approximately $30.3 million, or 7%, of our net revenue was attributable to contracts with national laboratories including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). Effective December 31, 2000, Quest terminated our pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during 2000, we discontinued our Quest work in San Antonio. We are currently experiencing substantial declines in volume from Quest work in our Philadelphia laboratory. As a result, we are attempting to broaden our customer base in this market to lessen any potential impact. There can be no assurances that we will be able to recover lost volume. Decisions by Quest or LabCorp to discontinue or redirect pathology services, or our decision to discontinue processing work from the national laboratories, could materially harm our financial position and results of operations, including the potential impairment of intangible assets. As of December 31, 2001, we had net identifiable intangible assets related to lab contracts of $2.9 million.

  During the year ended December 31, 2001, approximately $50.5 million, or 12%, of our net revenue was derived from 31 hospitals operated by HCA--The Healthcare Company ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts or relationships we may have with these and other hospitals are short-term and allow for termination by either party with relatively short notice. HCA has been under government investigation for some time, and we believe that HCA is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures or sales of HCA hospitals or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

 Cost of Services

  Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs.

  Cost of services for 2001 increased by $36.7 million, or 23%, from $163.4 million for 2000 to
$200.1 million for 2001. The increase in cost of services can be attributed primarily to the 27% increase in net revenues. Histology costs increased $9.0 million or 26%, physician costs increased $17.0 million or 20%, with the remaining increases occurring in the areas of transcription, courier, distribution, and cytology. Cost of services as a percentage of net revenues decreased from 49.5% for 2000 to 47.8% for 2001. Gross margin increased from 50.5% for 2000 to 52.2% for 2001 in part due to the price increases and also as the result of synergies attained in connection with the Inform DX transaction. Because a substantial portion of our net revenues come from third-party payors and managed care, whose reimbursement is often fixed by contract, it is often difficult to compensate for cost increases through price increases.

 Selling, General and Administrative Expenses

  The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses ("SG&A").

  As a percentage of consolidated net revenues, SG&A decreased from 17.7% for 2000 to 17.2% for 2001. SG&A increased by $13.4 million, or 23.0%, from $58.5 million for 2000 to $71.9 million for 2001. Of this increase, approximately $4.2 million is attributable to the increase in billing and collection costs which typically increases as revenue and cash collections increase. In addition, in connection with our focus on increasing our sales and marketing and information technology efforts, these costs increased $5.6 million and $1.4 million, respectively. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand our penetration in the urology, gastroenterology and oncology markets. The remaining increase was due primarily to increased staffing levels in human resources and accounting, salary increases effected during the fourth quarter of 2000 and 2001, and costs incurred to expand our administrative support infrastructure and to enhance our services.

  One of our objectives is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may increase as we continue to invest in marketing, information systems and billing operations. During 2001, we made significant investments in sales and marketing focused on achieving our goal for same store revenue growth. Therefore we do not expect any significant reduction in the ratio of SG&A to net revenue in 2002.

 Provision for Doubtful Accounts

  Our provision for doubtful accounts can be affected by our mix of revenue from outpatient, inpatient, and management services. The provision for doubtful accounts for outpatient revenue, including revenue from national labs for 2001, is approximately 3% and for inpatient revenue is approximately 19%. Management service revenue generally does not have a provision for doubtful accounts. The provision for doubtful accounts as a percentage of net revenue is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, more difficulties gathering complete and accurate billing information, and longer billing and collection cycles for inpatient services. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase.

  Our provision for doubtful accounts increased by $14.3 million, or 41.9%, from $34.0 million for 2000 to $48.3 million for 2001. The provision for doubtful accounts as a percentage of net revenues was 10.3% and 11.5% for 2000 and 2001, respectively. This increase was driven principally by two factors: extended account aging in some practices where billing systems have been standardized, and increased hospital clinical professional component billing, which generally has a higher bad debt ratio.

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

  Amortization expense increased by $2.5 million, or 15.4%, from $16.2 million for 2000 to $18.7 million for 2001. The increase is attributable to the amortization of goodwill and other identifiable intangible assets recorded in connection with anatomic pathology operations acquired in 2000 and 2001, payments made on contingent notes, and a reduction in the weighted average amortization periods from 30 to 28 years. Approximately $7.4 million of the 2001 amortization is associated with goodwill. Under the new accounting standard (see Recent Accounting Pronouncements), this goodwill amortization will no longer be recorded. For 2002 and beyond, amortization expense will relate only to our identifiable intangibles.

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

  Merger-related Charges, Asset Impairment and Related Charges, Termination of Interest Rate Swap Agreements and Extraordinary Loss (Special Charges)

  During 2001, we recorded special charges totaling $10.9 million for merger-related charges and certain asset impairments. The merger-related charges of $7.1 million for 2001 relate to our acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the integration or closing of the overlapping operations of Inform DX in New York and Pennsylvania. We effectively closed the Nashville office on March 31, 2001 and we completed the integration of the New York and Pennsylvania operations in the latter half of 2001. The restructuring of the combined operations of AmeriPath and Inform DX has resulted in annual operating synergies of approximately $5.0 million. Since the majority of the positive effect of such savings on operations did not begin to be realized until the second half of 2001, the acquisition of Inform DX has been only slightly accretive for the year 2001.

  During the third quarter of 2001, two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology laboratory. During the fourth quarter, we determined that we had been unable to retain most of these customers. Therefore, we recorded a non-cash asset impairment charge of $3.8 million. We have implemented a strategy to retain our Alabama customers and service them through other AmeriPath facilities and in November 2001 purchased a lab in Birmingham, Alabama to help regain these customers and service them.

  In addition, in connection with the early termination of our former credit facility in November 2001, we terminated three interest rate swaps with a combined notional amount of $105 million. The termination of these interest rate swaps resulted in a special charge of approximately $10.4 million, ($6.0 million, net of tax). In addition, we wrote-off the associated unamortized debt costs of the facility of approximately $1.6 million ($965,000, net of tax), which is shown as an extraordinary loss, net of tax, in the consolidated financial statements.

  Of the total $22.9 million in special charges in 2001, approximately $5.4 million are non-cash charges, and the remaining $17.5 million are cash charges.

  During 2000, we recorded special charges totaling $21.0 million for merger-related charges, an allowance against uncollectible accounts receivable related to our acquisition of Inform DX and certain asset impairment charges. The merger-related charges of $6.2 million in 2000 relate to our acquisition of Inform DX and include transaction costs, change in control payments and costs related to the closing of the Inform DX corporate office in Nashville. Of the $6.2 million, approximately $4.3 million related to transaction costs and $1.9 million related to employee-related costs of closing the Nashville facility. During the second quarter of 2000, we recorded a pre-tax non-cash charge of approximately $4.7 million and related cash charges of approximately $545,000 in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. During the fourth quarter of 2000, we recorded a pre-tax non-cash charge of approximately $4.3 million related to the impairment of certain intangible assets. $3.3 million of the fourth quarter charge relates to Quest Diagnostics' termination of our contract with them in South Florida, effective December 31, 2000. The net patient service revenue in 2000 related to this contract was approximately $1.5 million. Although we have aggressively marketed and retained a portion of this operating income, accounting rules required a charge to be taken, as there was no longer a contract. In addition, during the fourth quarter of 2000, a hospital in South Florida with which we had a pathology contract requested proposals for its pathology services and we were unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, we determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million. For 2000, this contract accounted for approximately $800,000 of net revenue.

  Of the total $21.0 million in special charges in 2000, approximately $14.7 million are non-cash charges, and the remaining $6.3 million are cash charges.

  The following summarizes the pretax effect of these special charges by category for 2000 and 2001 (in millions).

                                                                    2000  2001
                                                                    ----- -----
   Merger-related charges.........................................  $ 6.2 $ 7.1
   Allowance against accounts receivable..........................    5.2    --
   Asset impairment and related charges...........................    9.6   3.8
                                                                    ----- -----
     Total special charges in income from operations..............   21.0  10.9
   Termination of interest rate swap agreement....................     --  10.4
                                                                    ----- -----
     Total special charges in net income before extraordinary
      loss........................................................   21.0  21.3
   Write-off of unamortized debt costs............................     --   1.6
                                                                    ----- -----
     Total special charges in net income..........................  $21.0 $22.9
                                                                    ===== =====

 Income from Operations

  Income from operations, including special charges, increased $26.5 million, or 63%, from $42.3 million for 2000 to $68.9 million for 2001. Excluding the special charges described above, income from operations increased by $16.5 million, or 26%, from $63.3 million for 2000 to $79.8 million for 2001.

 Interest Expense

  Interest expense increased by $1.0 million, or 6%, from $15.4 million for 2000 to $16.4 million for 2001. This increase was attributable to the higher average amount of debt outstanding during 2001 and a slightly higher effective interest rate. For the year ended December 31, 2001, average indebtedness outstanding was
$179.3 million compared to average indebtedness of $178.1 million outstanding in the same period of 2000. Our effective interest rate was 9.1% and 8.6% for the years ended 2001 and 2000, respectively. Although there have been some declines in interest rates during 2001, $105 million of the credit facility was hedged with an interest rate swap at a fixed rate of roughly 10%, while the remaining balance of the credit facility floated with LIBOR. During the fourth quarter of 2001, the Company completed a secondary offering and used the proceeds of
$115.8 million to repay debt. In addition, during the fourth quarter, the Company entered into a new credit facility agreement and terminated these interest rate swaps. The new credit facility has a borrowing rate based on the Company's leverage ratio. As of December 31, 2001, the borrowing rate was LIBOR plus 150 basis points.

 Provision for Income Taxes

  The effective income tax rate was approximately 51.8% and 42.5% for 2000 and 2001, respectively. Generally, the effective tax rate is higher than our statutory rates primarily due to the non-deductibility of the goodwill amortization related to our acquisitions. In addition to non-deductible goodwill amortization, we had non-deductible asset impairment charges and merger-related charges for 2000, which further increased the effective tax rate. The effective tax rate for 2000 and 2001 excluding these items would have been approximately 41.8% and 41.5%, respectively.

 Income before Extraordinary Loss

  Income before extraordinary loss, including special charges, for 2001 was $24.3 million, an increase of $11.2 million, or 86%, over 2000. Excluding special charges, income before extraordinary loss increased by $9.2 million, or 33%, from $28.0 million for 2000 to $37.2 million for 2001.

 Net Income Available to Common Stockholders

  Income available to common stockholders, including special charges, for 2001 was $23.4 million, an increase of $11.9 million, or 103%, over 2000. Excluding the special charges described above and a $1.6 million charge for the induced conversion of redeemable preferred stock in 2000, net income increased by $9.2 million, or 33%, from $28.0 million in 2000 to $37.2 million in 2001. Diluted earnings per share for 2001 increased to $0.86 from $0.47 for 2000, based on 27.0 million and 24.2 million weighted average shares outstanding, respectively. Diluted earnings per share was $1.38 and $1.16 for 2001 and 2000, respectively, without giving effect to any special charges.

Years Ended December 31, 2000 and 1999

 Net Revenues

  Net revenue for the year 2000 increased by $72.7 million, or 28%, from $257.4 million for 1999 to
$330.1 million for 2000. During the fourth quarter of 2000, we reviewed the collectability of Inform DX's accounts receivable in light of historical collections, aging of accounts receivable, our reserve methods and policies, and billing and collection performance. In addition, two of Inform DX's laboratories converted billing systems in the fourth quarter of 1999. As a result of these conversions, the billings and collections for 2000 were negatively impacted. Based on this review and evaluation, during the fourth quarter we recorded an additional estimated allowance against accounts receivable of $5.2 million. Since the majority of this allowance relates to the accounts receivable of our managed practices, as discussed above, the additional allowance was recorded as a reduction of net management service revenue, resulting in a decline in net management services revenue from 1999 to 2000.

  Without the $5.2 million adjustment to net revenue, 2000 net revenue would have increased $77.9 million, or 30%, over the year ended 1999. Of this $77.9 million increase, $44.3 million resulted from the operations of practices acquired during 1999 and 2000. Same store net revenue for 2000 increased by $33.6 million, or 14%, over the prior year. Of the same store increase we estimate that approximately $6.8 million resulted from the increase in Medicare reimbursement in 2000. The remaining $26.8 million resulted from a combination of volume increases and price impacts of other payors. Same store outpatient net revenue increased $23.8 million, or 24%, same store hospital net revenue increased $6.5 million, or 5%, and management service revenue increased $3.3 million, or 15%, compared to the same period of the prior year. An expansion of our New York operation contributed approximately $4.2 million to the same store outpatient growth for the year 2000.

  During 2000, approximately $29.4 million, or 9%, of our revenue was from contracts with national laboratories including Quest and LabCorp. This represents a 35% increase over the prior year revenue from national laboratory contracts of approximately $21.7 million. Effective December 31, 2000, Quest terminated our pathology contract in South Florida. In 2000, this contract accounted for approximately $1.5 million of net patient service revenue. This contract termination resulted in a $3.3 million asset impairment charge in the fourth quarter of 2000. In addition, during the fourth quarter we discontinued our Quest work in San Antonio.

  Approximately 13% and 15% of our 2000 and 1999 net revenue, respectively, came from pathology contracts with 27 HCA hospitals. During 1999, HCA closed one hospital and sold another hospital where we provided pathology services. The estimated net revenue from these hospitals was less than 1% of our 1999 consolidated net patient revenue.

 Cost of Services

  Cost of services for 2000 increased by $40.7 million, or 33.2%, from $122.7 million for 1999 to
$163.4 million for 2000. Cost of services, as a percentage of net revenues, increased from 47.7% in 1999 to 49.5% in 2000. Gross margin decreased from approximately 52.3% in 1999 to 50.5% in 2000. Excluding the impact of the increased reimbursement from Medicare, the gross margin in 2000 would have decreased to approximately 49.5%. The increase in cost of services, and corresponding reduction in gross margin, resulted primarily from higher pathologist and medical technicians salaries and medical malpractice and health benefit costs.

 Selling, General and Administrative Expense

  SG&A expense, as a percentage of net revenues decreased from 18.3% in 1999 to 17.7% in 2000, as we imposed measures to control the growth in these costs and continued to spread these costs over a larger revenue base. Our objective is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may increase as we continue to invest in marketing, information systems and billing operations.

 Provision for Doubtful Accounts

  The provision for doubtful accounts, which relates to our owned practices, increased by $8.8 million, or 34.6%, from $25.3 million for 1999 to $34.0 million for 2000. The dollar increase is primarily due to the increase in net revenues and accounts receivable from the acquisitions completed during 1998 and 1999. The provision for doubtful accounts as a percentage of net revenues was 9.8% and 10.3% for 1999 and 2000, respectively. The increase as a percentage of net revenue was primarily attributable to a shift in revenue mix from management service to outpatient.

 Amortization Expense

  Amortization expense increased by $3.4 million, or 26.1%, from $12.8 million for 1999 to $16.2 million for 2000. This increase is attributable to the amortization of goodwill and net identifiable intangible assets from the acquisitions we completed during 2000 and a full year of amortization from the acquisitions we completed during 1999. In addition, during 2000, we made contingent note payments totaling $26.6 million. These contingent note payments are recorded as goodwill and, therefore, create additional amortization expense. Amortization expense, as a percentage of net revenues, was 5.0% and 4.9% in 1999 and 2000, respectively.

 Income from Operations

  Income from operations decreased $7.2 million, or 14.5%, from $49.5 million in 1999 to $42.3 million in 2000. Without giving effect to asset impairment charges of $6.2 million and merger-related charges of $9.6 million in 2000, income from operations increased by $8.6 million, or 17.4%, from $49.5 million in 1999 to $58.1 million in 2000.

 Interest Expense

  Interest expense increased by $5.8 million, or 60.6%, from $9.6 million for 1999 to $15.4 million for 2000. The increase was due in part to an increase in the average outstanding balance under the credit facility. In 2000, the average indebtedness under the credit facility was $175.5 million compared to $140.0 million outstanding in 1999. In addition, the effective interest rate on the credit facility increased from 6.8% to 8.7% primarily due to the periodic increases in interest rates during the year by the Federal Reserve Board and the expiration of our interest rate swap in October 2000. The interest rate swap was renewed in October 2000 at approximately 7.65% plus the credit spread (2.0% as of December 31, 2000) compared to 5% plus credit spread for the expired swap, therefore increasing interest expense.

 Provision for Income Taxes

  The effective income tax rate was approximately 43.5% and 51.8% for 1999 and 2000, respectively. Generally, the effective tax rate is higher than our statutory rates primarily due to the non-deductibility of the goodwill amortization related to our acquisitions. In addition, for 2000 we had non-deductible asset impairment charges and merger-related charges that further increased the effective tax rate. The effective tax rate for 2000, excluding these items would have been approximately 41.8%.

 Net Income Available to Common Stockholders

  Net income attributable to common stockholders for 2000 was $11.5 million, a decrease of $11.1 million, or 49.1%, from 1999. Without giving effect to asset impairment charges of $9.6 million, the merger-related charges of $6.2 million and a $1.6 million charge for the induced conversion of redeemable preferred stock in 2000, net income attributable to common stockholders increased by $5.4 million, or 24.1%, from $22.6 million in 1999 to $28.0 million in 2000. Diluted earnings per share for 2000 decreased to $0.47 from $1.00 for 1999, based on 24.2 million and 22.5 million weighted average shares outstanding, respectively. Diluted earnings per share were $1.16 and $1.00 for 2000 and 1999, respectively, without giving effect to any special charges.

Liquidity and Capital Resources

  At December 31, 2001, we had working capital of approximately $56.8 million, an increase of $16.0 million from the working capital of $40.8 million at December 31, 2000. The increase in working capital was due primarily to increases in net accounts receivable of $10.7 million and other current assets, primarily deferred taxes, of $5.3 million.

  For the years ended December 31, 1999, 2000 and 2001, cash flows from operations were $32.7 million, or 12.7% of net revenue, $31.9 million, or 9.7% of net revenue, and $48.0 million, or 11.5% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $3.8 million and $6.1 million in 2000 and 2001, respectively, cash flow from operations for 2000 and 2001 would have been $35.7 million, or 10.8% of net revenue and $54.2 million, or 12.9% of net revenue. For the year ended December 31, 2001, cash flow from operations and borrowings under our credit facility were used primarily: (1) for capital expenditures aggregating $7.8 million; (2) to fund the $5.0 million cash portion of our acquisitions; (3) for payments on our contingent notes of $36.1 million; (4) to pay $600,000 of other merger-related charges, mainly for Inform DX; and (5) to make $1.1million in principal payments on long-term debt.

  On June 11, 2001 we increased committed funding from $230.0 million to $282.5 million under our former credit facility. Citicorp, USA, Inc. committed $37.5 million and agreed to serve as documentation agent for the credit facility. Credit Suisse First Boston committed $15.0 million. During the fourth quarter, the Company completed a secondary offering of 4.7 million shares of common stock (including exercise of the underwriters over allotment option), resulting in net proceeds of $115.8 million. These proceeds were used to repay a portion of the amount outstanding under our former credit facility. In addition, we secured a new $200.0 million credit facility with commitments totaling $175.0 million. The new credit facility was used to extinguish the remaining balance outstanding under the former credit facility. The new credit facility has a five-year term with a final maturity date of November 30, 2006. Interest is payable monthly at variable rates which are based, at the Company's option, on the agent's base rate (4.75% at December 31, 2001) or the LIBOR rate plus a premium that is based on the Company's ratio of total funded debt to pro forma consolidated earnings before interest, taxes, depreciation and amortization. As of December 31, 2001, the LIBOR premium was 1.5%. The new facility also requires a commitment fee to be paid quarterly equal to 0.375% of the unused portion of the total commitment. The new credit facility has three basic financial covenants regarding leverage, fixed charge coverage and interest coverage. In addition, the agreement has a number of nonfinancial covenants. At
December 31, 2001, we believe we are in compliance with the covenants of the credit facility. The unused commitments under the credit facility will be used for general working capital needs and our acquisition program.

  In May 2000, we entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105.0 million. These interest rate swap transactions involved the exchange of floating for fixed rate interest payments over the life of the agreements without the exchange of the underlying principal amounts. The differential to be paid or received was accrued and recognized as an adjustment to interest expense. These agreements were indexed to 30 day LIBOR. We used these derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of our former credit facility and such derivative financial instruments were not held or issued for trading purposes. We were required by the terms of our former credit facility to keep some form of interest rate protection in place. In connection with the early termination of the former credit facility, we made a cash payment of $10.6 million to terminate these interest rate swaps.

  During 2000, we acquired nine anatomic pathology practices, including the two practices acquired by Inform DX. The total consideration paid by us in connection with these acquisitions included cash of $32.5 million and approximately 1,532,000 shares of common stock (aggregate value of $12.2 million based upon amounts recorded on our consolidated financial statements). In addition, we issued approximately 2,600,000 shares of common stock (1,219,000 shares of which are included above) in exchange for all the outstanding common stock of Inform DX. In addition, we assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock options and warrants. During 2001, we made one small acquisition in Alabama.

  In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the practices. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by the acquired practices over periods of three to seven years (generally five years) from the date of the acquisition, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each acquired practice are achieved, we would make aggregate maximum payments, including principal and interest, of approximately $150.0 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $77.0 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement were not met. In 2001, we made contingent note payments aggregating $36.1 million. These contingent note payments are currently estimated to be $35 to $36 million and $34 to $35 million for 2002 and 2003, respectively. After 2003 these payments are projected to decline.

  Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $8.7 million, $9.2 million and $7.8 million in 1999, 2000, and 2001, respectively. During 2001, capital expenditures included approximately $4.4 million related to information technology, $2.0 million for laboratory equipment and $1.3 million for various other capital assets. During 2000, capital expenditures included approximately $2.9 million related to information technology, $2.4 million for laboratory equipment, $2.6 million for leasehold improvements and $1.3 million for office equipment and furniture and fixtures. During 1999, capital expenditures included approximately
$1.6 million related to information systems, $2.0 million for laboratory equipment, $1.7 million for leasehold improvements, $1.5 million for the construction of the New York lab and $1.2 million for the new billing system at the consolidated billing office in Fort Lauderdale.

  Planned capital expenditures for 2002 are estimated to be $9.0 million to $11.0 million, with priority being given to new billing systems and enhancements in financial and lab information systems. Historically, we have funded our capital expenditures with cash flows from operations. For the years ended December 31, 1999, 2000, and 2001, capital expenditures were approximately 3.4%, 2.8% and 1.8% of net revenue, respectively. We are consolidating and integrating our financial information, billing and collection systems, which may result in an increase in capital expenditures as a percentage of net revenue. We believe, however, that such information systems enhancements may result in cost savings that will enable us to continue to fund capital expenditures with cash flows from operations.

  We expect to continue to use our credit facility to fund acquisitions and for working capital. We anticipate that funds generated by operations and funds available under our credit facility will be sufficient to meet working capital requirements and anticipated contingent note obligations, and to finance capital expenditures over the next 12 months. Further, in the event additional payments under the contingent notes issued in connection with acquisitions become due, we believe that the incremental cash generated from operations would exceed the cash required to satisfy our payment, if any, of the contingent obligations in any one-year period. Such payments, if any, will result in a corresponding increase in goodwill. Funds generated from operations and funds available under the credit facility may not be sufficient to implement our longer-term growth strategy. We may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all.

Interest Rate Risk

  We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the credit facility of $90.0 million at December 31, 2001. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $90.0 million, each quarter point increase or decrease in the floating rate changes interest expense by $225,000 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

  Inflation was not a material factor in either revenue or operating expenses during the periods presented.

Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provided the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, SAB 101 was amended by SAB 101B, which delayed the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We adopted SAB 101 in the fourth quarter of 2000. The adoption of the provisions of SAB 101 did not have a material impact on our financial position or results of operations.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date we are required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not enter into derivative financial instruments for trading purposes. Since the adoption of SFAS 133 in the first fiscal quarter of 2001, these activities have been recognized on our Consolidated Balance Sheet. Our adoption of FAS 133 has not had a material effect on our earnings. The adoption of SFAS 133 resulted in a negative transition adjustment of $3.0 million (net of tax of $2.0 million) recorded on January 1, 2001. As of December 31, 2001, we have no derivative instruments.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations. For the year ending December 31, 2001, goodwill amortization was approximately $7.4 million. Based on our preliminary assessment of SFAS 142, we expect this amortization to no longer be recorded in future periods. In addition, due to the fact that a portion of this goodwill was not tax deductible, our effective tax rate was greater than the statutory rate. The elimination of the goodwill amortization, including nondeductible goodwill amortization, from future periods should result in a 1% to 2% reduction in our effective tax rate.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. We are currently evaluating the implications of adoption of SFAS 143 on its financial statements.

  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121. SFAS 144 is effective for the Company in fiscal 2002. Management does not currently believe that the implementation of SFAS 144 will have a material impact on the Company's financial condition or results of operations.

Qualification of Forward-looking Statements

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

  In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition and changes in competitive factors; the extent of success of the Company's operating initiatives and growth strategies (including without limitation, the Company's continuing efforts to (i) achieve continuing improvements in performance of its current operations, by reason of various synergies, marketing efforts, revenue growth, cost savings or otherwise, (ii) transition into becoming a fully integrated healthcare diagnostic information provider, including the Company's efforts to develop, and the Company's investment in, new products, services, technologies and related alliances, such as the alliance with Genomics Collaborative, Inc.,
(iii) acquire or develop additional pathology practices (as further described below), and (iv) develop and expand its managed care and national clinical lab contracts); federal and state healthcare regulation (and compliance); reimbursement rates under government-sponsored and third party healthcare programs and the payments received under such programs; changes in coding; changes in technology; dependence upon pathologists and contracts; the ability to attract, motivate, and retain pathologists; labor and technology costs; marketing and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; the successful completion and integration of acquisitions (and achievement of planned or expected synergies); access to sufficient amounts of capital on satisfactory terms; and tax laws. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation, execution and consummation of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with state, local and federal healthcare and/or other laws and regulations in each targeted market (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants. Past performance is not necessarily indicative of future results. Certain of the risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under the caption--"Risk Factors" below.

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

  We acquire or affiliate with pathology operations located in many states across the country. However, the laws of many states prohibit business corporations, including AmeriPath and its subsidiaries, from owning corporations that employ physicians, or from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The manner in which we operate each organization is determined primarily by the corporate practice of medicine restrictions of the state in which the organization is located and other applicable regulations.

  We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties may assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties, which could exclude us from participating in Medicare, Medicaid and other governmental health care programs, or we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with our operations could result in lower revenues, increased expenses and reduced influence over the business decisions of those operations. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other corporate practice states may require structural and organizational modification to the form of relationships that we currently have with our operations and hospitals. Such modifications could result in less profitable operations, less influence over the business decisions and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of federal and state anti-kickback laws.

  Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other governmental health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that government authorities might take a contrary position or might investigate our arrangements with physicians and third parties, particularly those arrangements that do not satisfy the compliance safe harbors provided under the relevant regulations or that are similar to arrangements found to be problematic in advisory opinions of the Department of Health and Human Services Office of Inspector General
(OIG). For example, the OIG has addressed physician practice management arrangements in an advisory opinion and found that management fees based on a percentage of practice revenues may violate the federal anti-kickback statute. While we believe our fee arrangements can be distinguished from those addressed in the opinion, government authorities may disagree. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of our collections from owned operations in 2001, would eliminate an important source of revenue and could materially adversely affect our business. In addition, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue.

Our business could be harmed by future interpretation or implementation of the federal Stark Law and other state and federal anti-referral laws.

  We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs. We have financial relationships with our pathologists, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of our common stock and contingent promissory notes issued by us in connection with acquisitions. While we believe that our financial relationships with pathologists and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that pathologists who own our capital stock or hold contingent promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our capital stock. If our financial relationships with pathologists were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction's laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on fee-splitting.

  Many states prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our pathologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with our operations could result in lower revenues, increased expenses in the operations and reduced influence over the business decisions. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of our current relationships. Any modifications could result in less profitable relationships, less influence over the business decisions and failure to achieve our growth objectives.

We could be hurt by future interpretation or implementation of state and federal anti-trust laws.

  In connection with the corporate practice of medicine laws, the operations with which we are affiliated in some states are organized as separate legal entities. As such, the separate legal entities may be deemed to be persons separate both from us and from each other under the antitrust laws and, accordingly, subject to a wide range of laws that prohibit anti-competitive conduct among separate legal entities. In addition, we are seeking to acquire or affiliate with established and reputable pathology organizations in new geographic markets. While we believe that we are in material compliance with these laws and intend to comply with any laws that may apply to our development of integrated health care delivery networks, courts or regulatory authorities could nevertheless take a contrary position or investigate our business practices. If our business practices were found to violate these laws, we could be required to pay substantial fines, penalties and damage awards, or we could be required to restructure our business in a manner that would materially reduce our profitability or impede our growth.

Our business could be harmed by future interpretation or implementation of the Health Care Insurance Portability and Accountability Act.

  The Health Care Insurance Portability and Accountability Act, or HIPAA, created provisions that impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of collections for 2001, would eliminate an important source of revenue and could materially adversely affect our business.

Federal and state regulation of the privacy, security and transmission of health information could restrict our operations, impede the implementation of our business strategies or cause us to incur significant costs.

  The privacy, security and transmission of health information is subject to federal and state laws and regulations, including HIPAA. Some of our operations will be subject to HIPAA and its regulations. Because

HIPAA's privacy regulations do not supercede state laws that are more stringent, we will have to comply both with the federal privacy regulations under HIPAA and with any state privacy laws that are more stringent than HIPAA. Our operations that are subject to HIPAA must be in compliance with HIPAA's regulations by April 2003. Another set of regulations issued under HIPAA establishes uniform standards relating to data reporting, formatting, and coding that covered entities must use when conducting certain transactions involving health information. The compliance date for these regulations is October 2002. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information. The HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of patient health information and could impede the implementation of some of our business strategies, such as our genomics initiatives. For example, the Department of Health and Human Services, or HHS, has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual's cancer cells, that accompanying statement is protected health information. At this time, we are unable to determine the full impact of the HIPAA regulations on our business and our business strategies or the total cost of complying with the regulations, but the impact and the cost could be significant. Many states have enacted, or indicated an intention to enact, privacy laws similar to HIPAA. These state laws could also restrict our operations, impede the implementation of our business strategies or cause us to incur significant compliance costs. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

  Substantially all of our net revenues are derived from our operations' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the year ended December 31, 2001 was 11.5% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 19.0%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise materially adversely affect our business.

We rely upon reimbursement from government programs for a significant portion of our collections, and therefore our business would be harmed if reimbursement rates from government programs decline.

  We derived 21% of our collections in 2001 from payments made by government sponsored health care programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in significant payment reductions. Since these programs generally reimburse on a fee schedule basis, rather than a charge-related basis, we generally cannot increase net revenue by increasing the amount charged for services provided. As a result, cost increases may not be able to be recovered from government payors. In addition, Medicare, Medicaid and other government health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

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

There have been an increasing number of state and federal investigations of hospitals and hospital laboratories, which may increase the likelihood of investigations of our business practices.

  Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA--The Healthcare Company, or HCA, is reportedly under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 31 HCA hospital laboratories as of December 31, 2001. Therefore, the government's ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states, including some in which we operate, and are expected to extend such projects to additional states, including states in which we operate. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may materially harm our business, including termination or amendment of one or more of our contracts or the sale of hospitals, potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

The heightened scrutiny of Medicare and Medicaid billing practices in recent years may increase the possibility that we will become subject to costly and time-consuming lawsuits and investigations.

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

  In August 2001, we received two letters from the United States Attorney for the Southern District of Ohio (the "U.S. Attorney") requesting information regarding billing practices and documentation of gross descriptions on skin biopsy reports. We provided documentation to the U.S. Attorney regarding the tests that were the subject of its requests for information. Requests for information such as these are often the result of a qui tam, or whistleblower, action filed by a private party relator. In February 2002, we received notification that the U.S. Attorney would not pursue this matter any further. In addition, we were notified that there were then no presently pending lawsuits in the Southern District of Ohio against the Company relating to the request by any private party relator bringing a qui tam action.

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

If we are unable to make acquisitions in the future, our rate of growth could slow.

  Much of our historical growth has come from acquisitions, and we continue to pursue growth through the acquisition and development of laboratories and pathology operations. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing on acceptable terms. In addition, as we become a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. For example, we may be unable to accurately and consistently identify operations whose pathologists have strong professional reputations in their local medical communities. Further, we may acquire operations whose pathologists' individual marketing and other sales efforts do not produce a profitable customer base. As a result, the businesses we acquire may not perform well enough to justify our investment.

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

The success of our growth strategy depends on our ability to adapt to new markets and effectively integrate newly acquired operations.

  Our expansion into new markets will require us to maintain and establish payor and customer relationships and to convert the patient tracking and financial reporting systems of new operations to our systems. Significant delays or expenses with regard to this process could materially harm the integration of additional operations and our profitability. The integration of acquisitions also requires the implementation and centralization of purchasing, accounting, sales and marketing, payroll, human resources, management information systems, cash management, risk management and other systems, which may be difficult, costly and time-consuming. Accordingly, our operating results, particularly in fiscal quarters immediately following an acquisition, may be adversely affected while we attempt to complete the integration process. We may encounter significant unanticipated costs or other problems associated with the future integration into our combined network. Our expansion into new markets may require us to comply with present or future laws and regulations that may differ from those to which we are currently subject. Failure to meet these requirements could materially impede our growth objectives or materially harm our business.

We may inherit significant liabilities from operations that we have acquired or acquire in the future.

  We perform due diligence investigations with respect to potential liabilities of acquisitions and typically obtain indemnification with respect to liabilities from the sellers. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired and affiliated operations may include matters involving compliance with laws, including health care laws. While we believe, based on our due diligence investigations, that the operations of our operations prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such operations were not in full compliance with such laws and that we will become accountable for their non-compliance. We have, from time to time, identified certain past practices of acquired operations that do not conform to our standards. A violation of applicable health care laws, whether or not the violation occurred prior to our acquisition, could result in civil and criminal penalties, exclusion of the physician, the operation or us from participation in Medicare and Medicaid programs and loss of a physician's license to practice medicine. Significant fines and other penalties could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of our collections in 2001, would eliminate an important source of revenue and could materially harm our business.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

  In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of December 31, 2001, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $150.0 million over the next three to five years. This amount could increase significantly as we continue selectively to acquire new practices. Lesser amounts would be paid if the maximum criteria were not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. We continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

  Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $253.6 million at
December 31, 2001, representing approximately 42% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $216.2 million at December 31, 2001, representing approximately 36% of our total assets. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. For example, during the years ended December 31, 2000 and 2001, we recorded asset impairment charges to intangible assets in the amount of $9.6 million and $3.8 million, respectively. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could materially harm our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

  Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit, principally through acquisitions, and retain pathologists, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may have to modify the economic terms of our relationships with pathologists in order to enhance our recruitment and retention efforts. Because it may not be possible to recover increased costs through price increases, this could materially harm our profitability. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists for any reason could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. Our revenues and earnings could be adversely affected if a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or if a number of our non-competition agreements with physicians are terminated or determined to be invalid or unenforceable. For example, the two pathologists in our Birmingham, Alabama practice recently terminated their employment with us and opened their own pathology lab. As a result, we closed an operating lab in Alabama. We have implemented a strategy to retain those customers and service them through other AmeriPath facilities, including another lab recently acquired in Alabama. As of December 31, 2001, we had been unable to retain these customers, and therefore recorded a non-cash asset impairment charge of $3.8 million. We continue to aggressively market in Alabama and expect to be successful in gaining some of these customers back during 2002.

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

  The Company was recently notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and has placed the Company on non-renewal status effective July 1, 2002. The Company is currently evaluating other potential carriers for medical malpractice coverage and conducting a feasibility study of a captive insurance company. There can be no assurance the Company will be able to obtain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

We depend on certain key executives, the loss of whom could disrupt our operations, cause us to incur additional expenses and impede our ability to expand our operations.

  Our success is dependent upon the efforts and abilities of our key management personnel, particularly James C. New, our Chairman and Chief Executive Officer, Brian C. Carr, our President, Gregory A. Marsh, our Vice President and Chief Financial Officer, and Dennis M. Smith, Jr., M.D., our Executive Vice President of Genomic Strategies and Medical Director. It would be costly, time-consuming and difficult to find suitable replacements for these individuals. The need to find replacements combined with the temporary loss of these key services could also materially disrupt our operations and impede our growth by diverting management attention away from our core business and growth strategies.

We depend on numerous complex information systems and any failure to successfully maintain those systems or implement new systems could materially harm our operations.

  We depend upon numerous information systems to provide operational and financial information on our operations, provide test reporting to physicians and handle our complex billing operations. We currently have several major information technology initiatives underway, including the integration of information from our operations. No assurance can be given that we will be able to enhance existing and/or implement new information systems that can integrate successfully the disparate operational and financial information systems of our operations. In addition to their integral role in helping our operations realize operating efficiencies, such new systems are critical to developing and implementing a comprehensive enterprise-wide management information database. To develop such an integrated network, we must continue to invest in and administer sophisticated management information systems. We may experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Furthermore, our information systems may require modifications, improvements or replacements as we expand and as new technologies become available. Such modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of such systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operation, financial, test reports, billing and physician practice information systems could substantially impede the implementation of our operating and growth strategies and the realization of expected operating efficiencies.

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

Among many other factors complicating our billing are:

..  disputes between payors as to which party is responsible for payment;

..  disparity in coverage among various payors; and

.. the difficulty of adherence to specific compliance requirements, diagnosis coding and procedures mandated by various payors.

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

  The operations of our laboratories were and may continue to be harmed by terrorist attacks on the U.S., like the one in New York City. For example, transportation systems and couriers that we rely on to receive and process specimens have been and may continue to be disrupted, thereby causing a decrease in testing volumes and revenues. In addition, we may experience a rise in operating costs, such as costs for transportation, courier services, insurance and security. We also may experience delays in receiving payments from payors that have been affected by attacks, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, impair our ability to raise capital or impede our ability to continue growing our business.

Our stock price is volatile and the value of your investment may decrease for various reasons, including reasons that are unrelated to the performance of our business.

  There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. In fact, since January 1, 2000, our common stock, which trades on the NASDAQ National Market, has traded from a low of $7.00 per share to a high of $37.16 per share. We believe that various factors, such as legislative and regulatory developments, investigations by regulatory bodies or third-party payors, quarterly variations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. For example, in the fourth quarter of 1998, our stock price declined significantly as a result of an announcement by the government of its intent to seek recovery of amounts allegedly improperly reimbursed to us under Medicare. Although the claim was resolved to our satisfaction and resulted only in a small fine, similar investigations may be announced having the same effect on the market price of our stock. In addition, securities class action claims have been brought against companies whose stock prices have been volatile. Several such suits were brought against us, and subsequently dismissed, as a result of the decline in our stock price described above. This kind of litigation could be very costly and could divert our management's attention and resources. Any adverse determination in this type of litigation could also subject us to significant liabilities, any or all of which could materially harm our liquidity and capital resources.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the credit facility of $90.0 million at December 31, 2001. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $90.0 million, each quarter point increase or decrease in the floating rate changes interest expense by $225,000 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company's consolidated financial statements and financial statement schedule and independent auditors' report thereon appear beginning on page F-
2. See index to such consolidated financial statements and schedules and reports on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required by this Item 10 will be contained in the section entitled "Management" of the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 will be contained in the section entitled "Executive Compensation" of the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 will be contained in the section entitled "Beneficial Security Ownership" of the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 will be contained in the section entitled "Certain Transactions" of the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements:

  Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

  2. Financial Statement Schedules:

  Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

  3. Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement and Plan of Merger by and among Ameripath, Inc. AMP Merger
         Corp., and Pathology Consultants of America, Inc. (D/B/A Inform DX),
         dated as of November 7, 2000 (1)
  3.1    AmeriPath's Amended and Restated Bylaws (2)
  3.2    AmeriPath's Certificate of Amendment to the Amended and Restated
         Certificate of Incorporation (2)
  4.1    Rights Agreement, dated as of April 8, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent including the form of Certificate of Designations of Series A Junior
         Participating Preferred Stock, the form of Rights Certificate, and the form of Summary of Rights (3)
 10.1    Amended and Restated 1996 Stock Option Plan (4)
 10.2    2001 Stock Option Plan (5)
 10.3    1996 Director Stock Option Plan (2)
 10.4    Agreement for Professional Pathology Services between SmithKline
         Beecham Clinical Laboratories, Inc. and Derrick and Associates
         Pathology, P.A., dated April 1, 1992 (2)
 10.5    Agreement for Medical Directorship between SmithKline Beecham Clinical
         Laboratories, Inc. and Derrick and Associates Pathology, P.A., dated
         April 1, 1992 (2)
 10.6    Agreement for Professional Pathology Services between SmithKline
         Beecham Clinical Laboratories, Inc. and AmeriPath Florida, Inc., dated
         November 1, 1996 (2)
 10.7    Form of Nonqualified Stock Option Agreement (2)
 10.8    Amendment to Alan Levin, M.D. Employment Agreement, dated June 1, 2001
         (6)
 10.9    Amendment to Dennis M. Smith, Jr., M.D. Employment Agreement, dated
         June 11, 2001 (6)
 10.10   Employment Agreement, dated April 9, 2001, between AmeriPath and
         Gregory A. Marsh (6)
 10.11   Employment Agreement, dated April 9, 2001, between AmeriPath and
         Stephen V. Fuller (6)
 10.12   Employment Agreement, dated April 9, 2001, between AmeriPath and James
         C. New (6)
 10.13   Employment Agreement, dated April 9, 2001, between AmeriPath and James
         Billington (6)
 10.14   Employment Agreement, dated April 9, 2001, between AmeriPath and Brian
         C. Carr (6)
 10.15   Amendment to James Billington Employment Agreement, dated April 1,
         2001 (6)
 10.16   Amendment to Brian C. Carr Employment Agreement, dated April 1, 2001
         (6)
 10.17   Registration Rights Agreement, dated November 30, 2000, among the
         Company and PCA's Shareholders and Warrant Holders (1)
 10.18   Credit Agreement dated November 30, 2001 among AmeriPath, Inc., certain subsidiaries and affiliates of AmeriPath, Inc., and Bank of
         America, N.A., First Union National Bank and certain other lenders (7)
 21.1    Subsidiaries of AmeriPath (7)
 23.1    Independent Auditors' Consent of Deloitte & Touche LLP (7)
 23.2    Independent Auditors' Consent of Ernst & Young LLP (7)

--------
(1) Incorporated by reference to the exhibit referenced and filed with AmeriPath Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001.

(2) Incorporated by reference to the exhibit referenced and filed with the AmeriPath Form S-1 (File No. 333-34265), effective October 21, 1997, and the AmeriPath Form 8-A (File No. 000-22313), filed September 8, 1997.

(3) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 8-K, dated April 8, 1999.

(4) Incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

(5) Incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders

(6) Incorporated by reference to the exhibit referenced and filed with AmeriPath Form 10-Q for the quarter ended June 30, 2001 dated August 14, 2001.

(7) Filed herewith.

(b)Reports on Form 8-K

  The Company did not file any reports on Form 8K during the last quarter of 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on April 2, 2001.

                                          AMERIPATH, INC.

                                                     /s/ James C. New
                                          By___________________________________
                                              James C. New,Chairman and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

             Signatures                        Title                 Date

          /s/ James C. New             Chairman and Chief       April 2, 2002
-------------------------------------   Executive Officer
            James C. New                and Director

        /s/ Gregory A. Marsh           Vice President,          April 2, 2002
-------------------------------------   Chief Financial
          Gregory A. Marsh              Officer and
                                        Secretary

          /s/ Brian C. Carr            President and            April 2, 2002
-------------------------------------   Director
            Brian C. Carr

        /s/ E. Martin Gibson           Director                 April 2, 2002
-------------------------------------
          E. Martin Gibson

    /s/ C. Arnold Renschler, M.D.      Director                 April 2, 2002
-------------------------------------
      C. Arnold Renschler, M.D.

   /s/ Dennis M. Smith, Jr., M.D.      Executive Vice           April 2, 2002
-------------------------------------   President of
     Dennis M. Smith, Jr., M.D.         Genomic Strategies
                                        and Chief Medical
                                        Officer and
                                        Director

         /s/ James T. Kelly            Director                 April 2, 2002
-------------------------------------
           James T. Kelly

      /s/ Haywood D. Cochrane,         Director                 April 2, 2002
-------------------------------------
      Haywood D. Cochrane, Jr.

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                    -----------
Independent Auditors' Reports.....................................   F-2 to F-3
Consolidated Balance Sheets as of December 31, 2000 and 2001......          F-4
Consolidated Statements of Operations for the years ended December
 31, 1999, 2000, and 2001.........................................          F-5
Consolidated Statements of Redeemable Preferred Stock and Common
 Stockholders' Equity for the years ended December 31, 1999, 2000,
 and 2001.........................................................          F-6
Consolidated Statements of Cash Flows for the years ended December
 31, 1999, 2000, and 2001.........................................          F-7
Notes to Consolidated Financial Statements........................  F-8 to F-34

  All schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

  We have audited the consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, of redeemable preferred stock and common stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of AmeriPath, Inc. and subsidiaries and Pathology Consultants of America, Inc. (d/b/a "Inform DX"), which has been accounted for as a pooling of interests as described in
Note 3 to the consolidated financial statements. We did not audit the related statements of operations, stockholders' equity, and cash flows of Inform DX for the year ended December 31, 1999, which statements reflect total revenues of $24,652,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inform DX for 1999, is based solely on the report of such other auditors.

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standard No. 133.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 22, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Pathology Consultants of America, Inc. and Subsidiaries

  We have audited the consolidated balance sheet of Pathology Consultants of America, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flow for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pathology Consultants of America, Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Certified Public Accountants

Nashville, Tennessee
March 24, 2000

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                           December 31,
                                                         -----------------
                                                           2000     2001
                                                         -------- --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                               $  2,418 $  4,808
 Accounts receivable, net                                  70,939   81,595
 Inventories                                                1,406    1,892
 Other current assets                                      11,446   15,780
                                                         -------- --------
    Total current assets                                   86,209  104,075
                                                         -------- --------
PROPERTY AND EQUIPMENT, NET                                23,580   24,118
                                                         -------- --------
OTHER ASSETS:
 Goodwill, net                                            177,263  216,222
 Identifiable intangibles, net                            268,627  253,562
 Other                                                      6,487    6,485
                                                         -------- --------
    Total other assets                                    452,377  476,269
                                                         -------- --------
TOTAL ASSETS                                             $562,166 $604,462
                                                         ======== ========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                   $ 35,712 $ 42,876
 Current portion of long-term debt                          1,055      469
 Other current liabilities                                  8,627    3,910
                                                         -------- --------
      Total current liabilities                            45,394   47,255
                                                         -------- --------
LONG-TERM LIABILITIES:
 Revolving loan                                           197,216   90,000
 Long-term debt, less current portion                       3,476    2,853
 Other liabilities                                          2,369    2,690
 Deferred tax liability                                    64,046   62,474
                                                         -------- --------
      Total long-term liabilities                         267,107  158,017
                                                         -------- --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 14 and 19)
COMMON STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 60,000 shares authorized,
  24,734 and 30,194 shares issued and outstanding
  at December 31, 2000 and 2001, respectively                 247      302
 Additional paid-in capital                               188,050  314,168
 Retained earnings                                         61,368   84,720
                                                         -------- --------
      Total common stockholders' equity                   249,665  399,190
                                                         -------- --------
TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY        $562,166 $604,462
                                                         ======== ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Years Ended December 31,
                                               ----------------------------
                                                 1999      2000      2001
                                               --------  --------  --------
NET REVENUE:
 Net patient service revenue                   $233,269  $308,365  $387,384
 Net management service revenue                  24,163    21,729    31,348
                                               --------  --------  --------
  Total net revenues                            257,432   330,094   418,732
                                               --------  --------  --------
OPERATING COSTS AND EXPENSES:
COST OF SERVICES:
 Net patient service revenue                    108,408   146,426   178,760
 Net management service revenue                  14,277    16,964    21,342
                                               --------  --------  --------
  Total cost of services                        122,685   163,390   200,102
Selling, general and administrative expenses     47,159    58,411    71,856
Provision for doubtful accounts                  25,289    34,040    48,287
Amortization expense                             12,827    16,172    18,659
Merger-related charges                               --     6,209     7,103
Asset impairment and related charges                 --     9,562     3,809
                                               --------  --------  --------
  Total operating costs and expenses            207,960   287,784   349,816
                                               --------  --------  --------
INCOME FROM OPERATIONS                           49,472    42,310    68,916
                                               --------  --------  --------
OTHER INCOME (EXPENSE):
 Interest expense                                (9,573)  (15,376)  (16,350)
 Termination of interest rate swap agreement         --        --   (10,386)
 Other, net                                         286       226       145
                                               --------  --------  --------
  Total other expense                            (9,287)  (15,150)  (26,591)
                                               --------  --------  --------
Income before income taxes and extraordinary
 loss                                            40,185    27,160    42,325
Provision for income taxes                       17,474    14,068    18,008
                                               --------  --------  --------
INCOME BEFORE EXTRAORDINARY LOSS                 22,711    13,092    24,317
Extraordinary loss, net of tax benefit               --        --      (965)
                                               --------  --------  --------
NET INCOME                                       22,711    13,092    23,352
Induced conversion and accretion of preferred
 stock                                             (131)   (1,604)       --
                                               --------  --------  --------
NET INCOME AVAILABLE TO COMOMON STOCKHOLDERS   $ 22,580  $ 11,488  $ 23,352
                                               ========  ========  ========
Basic Earnings Per Common Share:
  Basic earnings per common share                $ 1.03    $ 0.49    $ 0.90
                                               ========  ========  ========
  Basic weighted average shares outstanding      21,984    23,473    25,974
                                               ========  ========  ========
Diluted Earnings Per Common Share:
  Diluted earnings per common share              $ 1.00    $ 0.47    $ 0.86
                                               ========  ========  ========
  Diluted weighted average shares outstanding    22,516    24,237    27,049
                                               ========  ========  ========

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED
STOCK AND COMMON STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                           Redeemable
                           Preferred
                             Stock                 Common Stockholder's Equity
                         --------------  -----------------------------------------------
                                         Common Stock  Additional              Other
                                         -------------  Paid-in   Retained Comprehensive
                         Shares Amount   Shares Amount  Capital   Earnings (Loss) Income
                         ------ -------  ------ ------ ---------- -------- -------------
BALANCE, DECEMBER 31,
 1998                      395  $15,373  21,748  $217   $152,861  $27,300     $   --
 Stock issued in
  connection with
  acquisitions              --       --     511     5      3,144       --         --
 Exercise of options and
  warrants                  --       --      12     1         15       --         --
 Tax benefit from stock
  options                   --       --      --    --         91       --         --
 Accretion of redeemable
  preferred stock           --      131      --    --         --       --         --
 Net income                 --       --      --    --         --   22,580         --
                          ----  -------  ------  ----   --------  -------     ------
BALANCE, DECEMBER 31,
 1999                      395   15,504  22,271   223    156,111   49,880         --
 Stock issued in
  connection with
  acquisitions              --       --   1,532    15     12,165       --         --
 Exercise of options and
  warrants                  --       --     288     3      1,584       --         --
 Tax benefit from stock
  options                   --       --      --    --        858       --         --
 Accretion of redeemable
  preferred stock           --       65      --    --         --       --         --
 Redemption of preferred
  stock                   (395) (15,569)    643     6     17,102       --         --
 Lapse of warrant put
  option                    --       --      --    --        230       --         --
 Net income                 --       --      --    --         --   11,488         --
                          ----  -------  ------  ----   --------  -------     ------
BALANCE, DECEMBER 31,
 2000                       --       --  24,734   247    188,050   61,368         --
 Stock issued in
  connection with
  acquisitions              --       --     114     1      2,152       --         --
 Exercise of options and
  warrants                  --       --     582     6      3,421       --         --
 Tax benefit from stock
  options                   --       --      --    --      3,971       --         --
 Secondary offering                       4,744    48    115,752       --         --
 Contingent shares
  issued                                     20    --        822       --         --
 Net income                 --       --      --    --         --   23,352         --
 Transition adjustment,
  net of tax                --       --      --    --         --       --     (3,000)
 Change in fair value of
  derivative financial
  instruments, net of
  tax                       --       --      --    --         --       --     (2,946)
 Termination of swap
  agreement, net of tax     --       --      --    --         --       --      5,946
                          ----  -------  ------  ----   --------  -------     ------
BALANCE, DECEMBER 31,
 2001                       --  $    --  30,194  $302   $314,168  $84,720     $   --
                          ====  =======  ======  ====   ========  =======     ======

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1999     2000      2001
                                                   -------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $22,711  $13,092  $ 23,352
  Extraordinary item, net of tax                        --       --       965
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
   Depreciation and amortization                    16,807   21,291    25,675
   Loss on disposal of assets                           --       22       110
   Deferred income tax benefits                     (2,006)  (9,117)   (5,999)
   Provision for doubtful accounts                  25,289   34,040    48,287
   Asset impairment and related charges                 --    9,562     3,809
   Accretion of put warrants                            92       --        --
   Merger-related charges                               --    6,209     7,103
   Termination of interest swap agreement               --       --    10,386
   Changes in assets and liabilities (net of
    effects of acquisitions):
     Increase in accounts receivable               (31,756) (40,008)  (59,174)
     Increase in inventories                           (39)    (411)     (486)
     Decrease (increase) in other current assets     2,382     (265)       58
     Increase in other assets                         (731)  (1,638)     (801)
     Increase (decrease) in accounts payable and
      accrued expenses                                 (56)   2,958       881
  Pooling merger-related charges paid                   --   (3,782)   (6,139)
                                                   -------  -------  --------
       Net cash flows provided by operating
        activities                                  32,693   31,953    48,027
                                                   -------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment             (8,716)  (9,235)   (7,773)
  Cash paid for acquisitions and acquisition
   costs, net of cash acquired                     (51,643) (24,929)   (5,045)
  Merger-related charges paid                       (1,741)  (2,414)     (625)
  Investment in Genomics Collaborative, Inc.            --   (1,000)       --
  Decrease in restricted cash                          229       --        --
  Payments of contingent notes                     (17,440) (26,645)  (36,101)
                                                   -------  -------  --------
       Net cash flows used in investing activities (79,311) (64,223)  (49,544)
                                                   -------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under former credit
   facility                                         44,713   31,416  (197,216)
  Net borrowings under new credit facility              --       --    90,000
  Principal payments on long-term debt and capital
   leases                                           (1,701)    (818)   (1,129)
  Debt issuance costs                               (1,171)     (82)     (560)
  Termination of interest swap agreement                --       --   (10,386)
  Tax benefit from stock options                        91      858     3,971
  Proceeds from secondary offering                      --       --   115,800
  Proceeds from exercise of stock option and
   warrants                                             16    1,587     3,427
  Other                                                 --       14        --
                                                   -------  -------  --------
       Net cash flows provided by financing
        activities                                  41,948   32,975     3,907
                                                   -------  -------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (4,670)     705     2,390
                                                   -------  -------  --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       6,383    1,713     2,418
                                                   -------  -------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,713  $ 2,418  $  4,808
                                                   =======  =======  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued                            $    --  $    --  $    822
Cash paid during the period for:
  Interest                                         $ 8,924  $14,645  $ 17,295
  Income taxes                                     $15,890  $23,798  $ 21,001

See accompanying notes to consolidated statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. Business and Organization

  AmeriPath, Inc. and its subsidiaries ("AmeriPath" or the "Company") was incorporated in February 1996 to be the largest integrated physician group practice focused on anatomic pathology diagnostic services, based on an analysis of geographic breadth, number of physicians, number of hospital contracts, number of practices and net revenues. On November 30, 2000, the Company acquired Pathology Consultants of America, Inc., d/b/a Inform DX ("Inform DX"). In connection with the acquisition, the Company issued approximately 2.6 million shares of common stock in exchange for all the outstanding common stock of Inform DX. In addition, the Company assumed certain obligations to issue shares of common stock pursuant to outstanding Inform DX stock option plans. This transaction was accounted for as a pooling of interests. All prior years information has been restated to reflect the acquisition of Inform DX.

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

  The Company operates using either an ownership or employment model or a management or equity model. Under management or equity model, the Company acquires certain assets of and operates pathology practices under long-term service agreements with affiliated physician groups (the "Managed Operations"). The Company provides facilities and equipment as well as administrative and technical support for the affiliated physician groups under service agreements. Through its ownership or employment model, the Company acquires a controlling equity interest in the pathology practice (the "Owned Operations").

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

  Owned Operations. Owned operations are operated through Manager and Practice Subsidiaries. The Manager and Practice Subsidiaries are wholly-owned subsidiaries of AmeriPath and the officers and directors of such companies are generally members of AmeriPath's executive management team. The financial statements of the Manager and Practice Subsidiaries are included in the consolidated financial statements of AmeriPath.

  Ownership and Management of the PA Contractors. The PA Contractors are entities which have contractual relationships with the Company but are not owned directly by AmeriPath. These entities can be a professional corporation or professional association, as permitted and defined in various state statutes. The PA

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)
Contractors operating in North Carolina, Wisconsin, New York, Michigan and Pennsylvania are owned by physicians affiliated with AmeriPath. To the extent permitted by law, the officers and directors of the PA Contractors are members of AmeriPath's executive management team. However, in states where law prohibits such non-licensed physician personnel from serving as an officer or director of a PA Contractor, eligible affiliated physicians serve in such positions. The affiliated physicians who own PA Contractors have entered into agreements with AmeriPath that generally (i) prohibit such affiliated physicians from transferring their ownership interests in the PA Contractor, except in very limited circumstances and (ii) require such affiliated physicians to transfer their ownership in the PA Contractor to designees of AmeriPath upon the occurrence of specified events.

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

  Managed Operations. The term Managed Operations refers to AmeriPath's operation and management of pathology practices under long-term service agreements with affiliated physician groups. Generally, the Company acquires the practice's assets, and the physician groups maintain their separate corporate or partnership entities and enter into employment and noncompete agreements with the practicing physicians. Costs of obtaining service agreements are amortized using the straight-line method over 25 years.

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

  The management services fees charged under the service agreements are based on a predetermined percentage of net operating income of the Managed Practices. Management service revenue is recognized by the Company at the time physician service revenue is recorded by the physician group. The Company also

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) participates to varying degrees in non-physician revenues generated from ancillary services offered through the laboratories. The Company charges a capital fee for the use of depreciable assets owned by the Company and recognizes revenue for all practice expenses that are paid on behalf of the practices. Practice expenses exclude the salaries and benefits of the physicians.

2. Summary of Significant Accounting Policies

  A summary of significant accounting policies followed by the Company is as follows:

Principles of Consolidation

  The consolidated financial statements of the Company include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has the controlling financial interest by means other than the direct record ownership of voting stock, as discussed in Note 1. Intercompany accounts and transactions have been eliminated. The Company does not consolidate the affiliated physician groups it manages as it does not have controlling financial interest as described in EITF 97-2.

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

  At December 31, 2000, approximately $197.2 million of the credit facility bears interest at a variable market rate, and thus, has a carrying amount that approximates fair value. Of the credit facility, $105.0 million was subject to interest rate swaps as described in Note 13. The estimated fair value of the interest rate swaps, which is the amount necessary to unwind the swaps, was approximately ($5.0 million) as of December 31, 2000. The interest rate swaps were terminated in November 2001 in connection with the termination of the former credit facility (see Note 12).

  At December 31, 2001, the entire $90.0 million outstanding under the new credit facility bears interest at a variable market rate, and thus has a carrying amount that approximates fair value.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less. Included in cash and cash equivalents at December 31, 2001 was $1.6 million of restricted cash used as collateral under certain letters of credit.

Inventories

  Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost, determined on a first-in-first-out basis, or market.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

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

Intangible Assets

  The allocation of the purchase price of the 2001 acquisition is preliminary, while the Company continues to obtain the information necessary to determine the fair value of the assets acquired and liabilities assumed. When the Company obtains final information, management believes that adjustments, if any, will not be material in relation to the consolidated financial statements.

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

Deferred Debt Issuance Costs

  The Company incurred costs in connection with bank financing. These costs have been capitalized and are being amortized on a straight-line basis, which approximates the interest method, over the five-year term. Such amounts are included in other assets in the consolidated balance sheets.

Revenue Recognition

  The Company recognizes net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision for doubtful accounts and the results of operations and financial position.

  Unbilled receivables for the Owned Practices, net of allowances, as of December 31, 2000 and 2001 amounted to approximately $8.6 million and $8.3 million, respectively.

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

Stock Options

  In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to either recognize expense for stock-based awards based on their fair value on the date of grant or provide footnote disclosures regarding the impact of such changes. The Company adopted the disclosure provisions of SFAS 123, but has continued to account for options issued to employees or directors under the Company's stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

Income Taxes

  The Company's provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") and represent the estimated future tax effects resulting from temporary differences between financial statement carrying values and tax reporting bases of assets and liabilities. In addition, future tax benefits, such as net operating loss ("NOL") carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $5.5 million of the net deferred tax assets at December 31, 2001 due to the uncertainty regarding the Company's ability to utilize the acquired net operating loss carryforwards of Inform DX due to Internal Revenue Code limitations.

Segment Reporting

  The Company has two reportable segments, Owned Practices and Managed Practices, based upon management reporting and the consolidated reporting structure.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the Company to report and display certain information related to comprehensive income. As of December 31, 1999, 2000 and 2001 net income equaled comprehensive income.

Recent Accounting Pronouncements

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," ("SFAS 137") which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133" ("SFAS 138") This statement amended certain provisions of SFAS 133. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

  In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company has evaluated this standard and has concluded that the provisions of SFAS 140 will not have a significant effect on the financial condition or results of operations of the Company.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which became effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations. For the year ending December 31, 2001, goodwill amortization was approximately $7.4 million. Based on the Company's preliminary assessment of SFAS 142, the Company expects this amortization to no longer be recorded in future periods. In addition, due to the fact that a portion of this goodwill was not tax deductible, the effective tax rate was greater than the statutory rate. The elimination of the goodwill amortization, including nondeductible goodwill amortization, from future periods should result in a 1% to 2% reduction in the effective tax rate.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial statements.

  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121. SFAS 144 is effective for the Company in fiscal 2002. Management does not currently believe that the implementation of SFAS 144 will have a material impact on the Company's financial condition or results of operations.

Reclassifications

  Certain prior year amounts have been reclassified to conform to the 2001 presentation.

3. Merger and Acquisitions

Acquired Practices: Pooling method

  On November 30, 2000, the Company completed a merger transaction with Inform DX that was accounted for as a pooling-of-interests transaction. The Company issued 2.6 million common stock shares to Inform DX stockholders and Inform DX's outstanding stock options were converted into options to purchase approximately 170,000 AmeriPath common shares. The historical consolidated financial statements for periods prior to the consummation of the combination are restated as though the companies had been combined during such periods.

  The table below presents a reconciliation of total revenue and net income available to common stockholders as reported in the accompanying consolidated financial statements with those previously reported by the Company.

                                                          Combining
                                  AmeriPath Inform DX  Adjustments (A) Combined
                                  --------- ---------  --------------- --------
ELEVEN MONTHS ENDED NOVEMBER 30,
 2000
  Total revenue                   $269,865  $ 34,329           --      $304,194
                                  ========  ========        =====      ========
  Net income (loss)               $ 20,514  $ (6,250)          --      $ 14,264
                                  ========  ========        =====      ========
YEAR ENDED DECEMBER 31, 1999
  Total revenue                   $232,753  $ 24,652        $  27      $257,432
                                  ========  ========        =====      ========
  Net income (loss)               $ 22,969  $    (31)       $(358)     $ 22,580
                                  ========  ========        =====      ========

--------
(A) The provision for income taxes has been adjusted by $358,000 in 1999, to reflect the recordation of acquired net operating loss carry forwards, related valuation allowances and other various timing differences of Inform DX in accordance with SFAS No. 109. In addition, certain reclassifications totaling $27,000 were made to conform to the current year presentation.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Acquired Practices: Purchase method

  During 2001, the Company acquired one anatomic pathology practice. The total consideration paid by the Company in connection with this acquisition, which is deemed immaterial, included cash, issuance of common stock and subordinated debt. In addition, the Company issued additional purchase price consideration in the form of contingent notes. During 2000, the Company acquired nine anatomic pathology practices, including the two practices acquired by Inform DX. The total consideration paid by the Company in connection with these acquisitions included cash of $32.5 million, 1.5 million shares of common stock (aggregate value of $12.2 million based upon amounts recorded on the Company's consolidated financial statements) and subordinated debt of $2.8 million. In addition, the Company issued additional purchase price consideration in the form of contingent notes.

  During the year ended December 31, 2001, the Company made contingent note payments of $36.1 million, issued $.8 million of contingent stock, and made other purchase price adjustments of $.6 million in connection with certain post-closing adjustments and acquisition costs. During the year ended December 31, 2000, the Company made contingent note payments of $26.6 million and other purchase price adjustments of approximately $2.9 million in connection with certain post-closing adjustments and acquisition costs.

  The acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition. The aggregate consideration paid, and to be paid, is based on a number of factors, including each practice's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over periods of three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments, including principal and interest, of approximately $150.0 million over the next three to five years. At the mid-point level, the aggregate principal and interest would be approximately $77.0 over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement were not met. Through December 31, 2001, the Company has made contingent note payments aggregating $89.1 million, which represents 66% of the maximum amount available. Additional payments are accounted for as additional purchase price, which increases the recorded goodwill.

  The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2001. The following unaudited pro forma information presents the consolidated results of the Company's operations and the results of operations of the 2000 acquisitions for the year ended December 31, 2000 after giving effect to amortization of goodwill and identifiable intangible assets, interest expense on long-term debt incurred in connection with these acquisitions, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2000. Pro-forma information for the year 2001 has not

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) been calculated due to the immateriality of the one acquisition. Such unaudited pro forma information is based on historical financial information with respect to the 2000 acquisitions and does not include operational or other changes which might have been effected by the Company.

  The unaudited pro forma information for the year ended December 31, 2000 presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

                                                                  Pro Forma
                                                                 December 31,
                                                                 ------------
                                                                     2000
                                                                 ------------
Net revenues                                                       $357,638
Net income available to common stockholders                        $ 15,849
                                                                   --------
Net income per share available to common stockholders (diluted)    $   0.62
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

  Accounts receivable consisted of the following:

                                                         December 31,
                                                       ------------------
                                                         2000      2001
                                                       --------  --------
Gross accounts receivable                              $166,873  $185,618
Less: Allowance for contractual and other adjustments   (54,840)  (58,712)
Allowance for uncollectible accounts                    (41,094)  (45,311)
                                                       --------  --------
Accounts receivable, net                               $ 70,939  $ 81,595
                                                       ========  ========

  The following table represents the rollforward of the allowances for contractual adjustments and uncollectible accounts:

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1999      2000      2001
                                                 --------  --------  ---------
Beginning allowance for contractual adjustments
 and uncollectible accounts                      $ 62,512  $ 73,003   $ 95,934
Provision for contractual adjustments             128,585   173,873    236,821
Provision for doubtful accounts                    25,289    34,040     48,287
Managed Practice contractual adjustments and
 bad debt expense                                  41,712    44,849     46,428
Write-offs and other adjustments                 (185,095) (229,831)  (323,447)
                                                 --------  --------  ---------
Ending allowance for contractual adjustments
 and uncollectible accounts                      $ 73,003  $ 95,934  $ 104,023
                                                 ========  ========  =========

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The Company grants credit without collateral to individual patients, most of whom are insured under third-party payor agreements. The estimated mix of receivables from patients and third-party payors are as follows:

                       December
                          31,
                      ------------
                      2000   2001
                      -----  -----
Government programs    17.8%  12.9%
Third-party payors     53.3   51.4
Private pay patients   23.8   26.2
Other                   5.1    9.5
                      -----  -----
                      100.0% 100.0%
                      =====  =====

5. Net Revenue

  Net patient service revenue consisted of the following:

                                               Years Ended December 31,
                                              -----------------------------
                                                1999       2000      2001
                                              ---------  --------  --------
Gross revenue                                 $ 361,854  $482,238  $624,205
Less contractual and other adjustments         (128,585) (173,873) (236,821)
                                              ---------  --------  --------
Net patient service revenue                   $ 233,269  $308,365  $387,384
                                              =========  ========  ========

  Net management service revenue consisted of the following:

                                               Years Ended December 31,
                                              -----------------------------
                                                1999       2000      2001
                                              ---------  --------  --------
Gross physician group revenue                 $  85,379  $ 86,203  $ 99,338
Contractual adjustments and bad debt expense    (41,712)  (44,849)  (46,428)
                                              ---------  --------  --------
Net physician group revenue                      43,667    41,354    52,910
Less amounts retained by physician groups       (19,504)  (19,625)  (21,562)
                                              ---------  --------  --------
Net management service revenue                $  24,163  $ 21,729  $ 31,348
                                              =========  ========  ========

  A significant portion of the Company's net revenue is generated by the hospital-based practices through contracts with various hospitals. HCA--The Healthcare Company ("HCA") owned approximately 10% to 15% of these hospitals. For the years ended December 31, 1999, 2000 and 2001, approximately 15%, 13%, and 12%, respectively, of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. HCA has been under government investigation for some time and is evaluating its operating strategies; including the sale, spin-off or closure of certain hospitals. Although the Company, through its acquisitions, has had relationships with these hospitals and national labs for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company's financial position and results of operations. The Company from time to time evaluates the carrying values of identified intangibles and goodwill and the related useful lives assigned to such assets. See Note 8 for additional information related to the impairment of certain hospital contracts.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

6. Property and Equipment

  Property and equipment and the related accumulated depreciation and estimated useful lives consisted of the following:

                                                   Estimated   December 31,
                                                  Useful Life ----------------
                                                    (Years)    2000     2001
                                                  ----------- -------  -------
Laboratory, office and data processing equipment      3-7     $27,668  $33,616
Leasehold improvements                               5-10       7,984    8,573
Furniture and fixtures                                3-7       2,590    3,114
Mobile laboratory units                                 3         175      200
Automotive vehicles                                   3-5       1,380    1,499
                                                              -------  -------
                                                               39,797   47,002
Less accumulated depreciation                                 (17,728) (23,930)
Construction in progress                                        1,511    1,046
                                                              -------  -------
Property and equipment, net                                   $23,580  $24,118
                                                              =======  =======

  Depreciation expense was $3.6 million, $4.7 million, and $6.6 million for the years ended December 31, 1999, 2000, and 2001, respectively.

7. Intangible assets

  Intangible assets and the related accumulated amortization and amortization periods are set forth below:

                                                    Amortization
                                                      Periods
                                 December 31,         (Years)
                               ------------------  --------------
                                                         Weighted
                                 2000      2001    Range Average
                               --------  --------  ----- --------
Hospital contracts             $211,738  $211,638  25-40   31.5
Physician client lists           71,447    66,646  10-30   19.3
Laboratory contracts              4,543     4,543     10   10.0
Management service agreements    11,214    11,379     25   25.0
                               --------  --------
                                298,942   294,206
Accumulated amortization        (30,315)  (40,644)
                               --------  --------
Identifiable intangibles, net  $268,627  $253,562
                               ========  ========
Goodwill                       $193,231  $239,361  10-35   29.1
Accumulated amortization        (15,968)  (23,139)
                               --------  --------
Goodwill, net                  $177,263  $216,222
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

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The weighted average amortization period for identifiable intangible assets is approximately 27 years. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $12.8 million, $16.2 million and $18.7 million, respectively.

8. Asset Impairments and Related Charges

  During the second quarter ended June 30, 2000, the Company recorded a pre-tax non-cash charge of approximately $4.7 million, and related charges of approximately $.5 million in connection with the impairment of intangible assets at an acquired practice in Cleveland, Ohio. The Company had provided services at four hospitals and an ambulatory care facility owned by Primary Health Systems ("PHS"), a regional hospital network in Cleveland, Ohio. During the first quarter of 2000, PHS began implementing a plan of reorganization filed under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware, and closed one hospital. During the second quarter, the bankruptcy court approved the sale of two hospitals and the ambulatory care facility to local purchasers in the Cleveland area. The Company's contracts with these two hospitals and the ambulatory care facility were not accepted by the purchasers, who have elected to employ their own pathologists. One hospital has not been sold and continues to do business with the Company. As a result, the Company determined, using the discounted cash flow method, that the intangible assets, including goodwill, had no remaining fair value. Therefore, the Company wrote off the unamortized intangible asset balance. In addition, the Company recorded approximately $.5 million of related charges for potentially uncollectible accounts receivable, employee termination costs and legal fees.

  During the fourth quarter of 2000, the Company recorded a pre-tax non-cash charge of approximately $4.3 million related to the impairment of certain intangible assets. Of this charge, $3.3 million related to Quest Diagnostics' ("Quest") termination of its contract with the Company in South Florida, effective December 31, 2000. The Company believes that some portion of this work may be transferred by Quest to other practices owned by the Company and the Company is implementing a marketing strategy to retain and provide services directly to these customers in South Florida. In addition, during the fourth quarter of 2000, a hospital in South Florida where the Company had the pathology contract, requested proposals for its pathology services, and the Company was unsuccessful in retaining this contract. Based upon the remaining projected cash flow from this hospital network, the Company determined that the intangible assets were impaired and recorded a pre-tax non-cash charge of approximately $1.0 million.

  During the third quarter of 2001, two pathologists in the Birmingham, Alabama practice terminated their employment with the Company and opened their own pathology laboratory. During the fourth quarter of 2001, the Company was unable to retain most of these customers. Consequently, the Company recorded a non-cash asset impairment charge of $3.8 million in the aggregate.

9. Marketable Securities

  The Company accounts for investments in certain debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Debt and Equity Securities". Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.

  In September 2000, the Company made a $1.0 million investment in Genomics Collaborative, Inc. ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. As of December 31, 2001, it appears that GCI has sufficient cash to fund operations

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of the Company's investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's consolidated balance sheets. At December 31, 2001, there were no unrealized gains or losses associated with this investment.

10. Accounts Payable and Accrued Expenses

  Accounts payable and accrued expenses consisted of the following:

                            December 31,
                           ---------------
                            2000    2001
                           ------- -------
Accounts payable           $12,034 $21,249
Accrued compensation        12,604  16,564
Accrued acquisition costs    2,332   1,617
Accrued interest             1,283     338
Income taxes payable         1,822     753
Other accrued expenses       5,637   2,355
                           ------- -------
                           $35,712 $42,876
                           ======= =======

11. Merger-Related Charges

  In connection with the Inform DX merger and other previous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs. During the first quarter of 2001, the Company recorded merger-related costs totaling $7.1 million ($4.3 million, net of tax) related to the Inform DX merger. During the fourth quarter of 2000, the Company recorded merger-related costs totaling $6.2 million ($5.1 million, net of tax). As part of the Inform DX acquisition, the Company is closing or consolidating certain facilities. In 1999, the Company paid $1.7 million of costs in connection with the May 1998 American Pathology Resource, Inc. ("APR") acquisition. Payments were for various exit costs associated with the disposal of certain operations of APR and the shutdown of the APR corporate office.

  A reconciliation of the activity for the years ended December 31, 2000 and 2001 with respect to the merger-related reserves is as follows:

                           Balance    Balance Statement of             Balance
                         December 31,  Sheet   Operations            December 31,
                             2000     Charges   Charges    Payments      2001
                         ------------ ------- ------------ --------  ------------
Transaction costs           $1,726     $ --      $1,109    $(2,719)     $  116
Employee termination
 costs                       1,417       --       5,150     (3,135)      3,432
Lease commitments            2,128       --         844       (807)      2,165
Other exit costs               263       --          --       (103)        160
                            ------     ----      ------    -------      ------
Total                        5,534     $ --      $7,103    $(6,764)      5,873
                                       ====      ======    =======
Less: portion included
 in current liabilities     (3,165)                                     (3,183)
                            ------                                      ------
Total included in other
 liabilities                $2,369                                      $2,690
                            ======                                      ======

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

                           Balance    Balance Statement of             Balance
                         December 31,  Sheet   Operations            December 31,
                             1999     Charges   Charges    Payments      2000
                         ------------ ------- ------------ --------  ------------
Transaction costs           $  --     $1,160     $4,348    $(3,782)     $1,726
Employee termination
 costs                         78      1,200      1,861     (1,722)      1,417
Lease commitments             394      1,974         --       (240)      2,128
Other exit costs              715         --         --       (452)        263
                            -----     ------     ------    -------      ------
Total                       1,187     $4,334     $6,209    $(6,196)      5,534
                                      ======     ======    =======
Less: portion included
 in current liabilities      (275)                                      (3,165)
                            -----                                       ------
Total included in other
 liabilities                $ 912                                       $2,369
                            =====                                       ======

12. Long-term Debt

  Long-term debt consisted of the following:

                                                            December 31,
                                                          ------------------
                                                            2000      2001
                                                          --------  --------
Revolving loan                                            $197,216  $ 90,000
Note payable                                                   210       248
Capital leases                                                 683       431
Subordinated notes issued and assumed in connection with
 acquisitions, payable in varying amounts through 2005,
 with interest at rates of 6.5% and 9.5%                     3,638     2,643
                                                          --------  --------
                                                           201,747    93,322
Less: current portion                                       (1,055)     (469)
                                                          --------  --------
Long-term debt, net of current portion                    $200,692  $ 92,853
                                                          ========  ========

  At December 31, 2001 maturities of long-term debt were as follows:

   2002   $   469
   2003       330
   2004       103
   2005     2,420
   2006    90,000
          -------
   Total  $93,322
          =======

  Since 1997, the Company maintained a revolving line of credit (the "former credit facility") with a syndicate of banks led by Fleet National Bank, formerly BankBoston, N.A. as lender and agent. The former credit facility had been amended at various times to provide for increased borrowings to $287.5 million as well as restrictions on how the funds could be utilized to fund acquisitions and for general working capital purposes.

  All outstanding advances under the former credit facility were due and payable on December 16, 2004. Interest was payable monthly at variable rates based, at the Company's option, on the Agents' base rate or the Eurodollar rate plus a premium based on the Company's quarterly ratio of total debt to cash flow. The former credit facility also required a commitment fee to be paid quarterly equal to 0.50% of the annualized unused portion of the total commitment.

  In November 2001, the Company entered into a new credit facility with a syndicate of financial institutions led by Bank of America, N.A., First Union National Bank, and Citibank and extinguished the debt outstanding

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) under the former credit facility. The write-off of the unamortized debt costs related to the former credit facility resulted in an extraordinary charge, net of tax, of approximately $1.0 million.

  The new credit facility provides for up to $200 million for a term of five years. Under the new credit facility, the Company has committed funding of $175 million. The interest rate at December 31, 2001, based on the Company's leverage ratio, is LIBOR plus 150 basis points. The facility also requires a commitment fee to be paid quarterly equal to 0.375% of the annualized unused portion of the total commitment. In addition, the new facility requires the Company to maintain certain financial operating ratios and imposes certain limitations or prohibitions on the Company with respect to the incidence, guaranty or assumption of indebtedness, the payment of dividends, cash distributions, new debt issuance, sale of assets, leasing commitments and annual capital expenditures, and contains provisions which preclude mergers and acquisitions under certain circumstances. All of the Company's assets are pledged as collateral under the new credit facility. The Company believes that it is in compliance with all of the covenants at December 31, 2001.

  On February 2, 1998, the Company entered into a revolving line of credit agreement with Nations Bank providing available borrowings up to $5.0 million that were used for general corporate purposes including working capital and the funding of cash for acquisitions or affiliations with pathology practices. This revolving line of credit was increased to $9.0 million in September 2000. The balance of this revolving line of credit was paid in full on December 1, 2000.

Note Payable to Bank

  In October 1999, the Company assumed a long-term obligation pursuant to a promissory note agreement with a bank in connection with a managed practice acquisition in Tennessee. The obligation is evidenced by an installment note bearing interest at fixed rate of 9.75% and maturing in 2004. The note is secured by certain assets of the acquired practice.

Letters of Credit

  As of December 31, 2001, the Company had letters of credit outstanding totaling $1.6 million. The letters of credit secure payments under certain operating leases and expire at various dates in 2002 and 2003. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 1.5%.

13. Interest Rate Risk Management

  The Company utilizes interest rate swap contracts to effectively convert a portion of its floating-rate obligations to fixed-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as cash flow hedges whereby the fair value of the related interest rate swap agreement is reflected in other comprehensive income/loss with the corresponding asset/liability being recorded as a component of other assets or other liabilities in the consolidated balance sheet. During 2001, the Company had no ineffectiveness with regard to its interest rate swap contracts as each interest rate swap agreement meets the criteria for accounting under the short-cut method as defined in SFAS 133 for cash flow hedges of debt instruments. The Company used derivative financial instruments to reduce interest rate volatility and associated risks arising from the floating rate structure of its former credit facility. Such derivative financial instruments were not held or issued for trading purposes. The Company was required by the terms of its former credit facility to keep some form of interest rate protection in place.

  In May 2000, the Company entered into three interest rate swaps transactions with an effective date of October 5, 2000, variable maturity dates, and a combined notional amount of $105 million. These interest rate

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED) swap transactions involve the exchange of floating for fixed rate interest payments over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued and is recognized as an adjustment to interest expense. These agreements were indexed to 30 day LIBOR. The following table summarizes the terms of the swaps:

   Notional
   Amount      Fixed  Term in
   (in         Rate   Months  Maturity
   millions)   -----  ------- --------
   $45.0       7.604%    24   10/07/02
   $30.0       7.612%    36   10/06/03
   $30.0       7.626%    48   10/05/04

  In connection with the termination of the former credit facility, the Company terminated the three interest rate swaps with a combined notional amount of $105 million and recorded a special charge of approximately $10.4 million.

14. Lease Commitments

  The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 20. Future minimum lease commitments under noncancellable operating leases consisted of the following at December 31, 2001:

   2002        $ 3,980
   2003          3,419
   2004          2,597
   2005          2,516
   2006          2,130
   Thereafter    4,088
               -------
               $18,730
               =======

  In addition, certain owners of the Managed Practices are lessees of various equipment, auto and facility operating leases that are used in the operations of the business. Future payments under these leases are $2.2 of which the Company is responsible for their corresponding share as defined in the management service agreements. The Company's obligations, based upon their management fee percentage, are $.4 million. In the event of termination of a management service agreement, any related lease obligations are also terminated or assumed by the Managed Practice.

  The Company has entered into certain noncancellable subleases that reduce its total commitments under operating leases by $.2 million.

  Owned Practices' rent expense under operating leases for the years ended December 31, 1999, 2000, and 2001 was $2.2 million, $4.1 million, and $5.2 million, respectively.

15. Option Plan

  The Company's 1996 and 2001 Stock Option Plans (the "Option Plans") provide for the grant of options to purchase shares of common stock to key employees and others. The plan provides that the option price shall not be less than the fair market value of the shares on the date of the grant. All options granted under the Option Plans have 10-year terms and vest and generally become exercisable at the rate of 20% a year, following the date of grant. As part of the Inform DX acquisition, the Company assumed two additional option plans ("Additional Plans"). Options granted under the Additional Plans have varying exercisable rates.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The Company's Director Option Plan provides for the grant of options to purchase shares of common stock to Directors who are not employees of the Company. All options granted under the Director Option Plan have 10 year terms and are exercisable during the period specified in the agreement evidencing the grant of such Director Option. At December 31, 2001, 35,000 options have been granted under the Director Option Plan.

  At December 31, 2001, 1,948,413 shares of common stock are reserved for issuance pursuant to options granted under the Option Plans, the Director Option Plan and the Additional Plans.

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

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions for 1999, 2000, and 2001:

                          1999     2000    2001
                         -------  ------  -------
Risk free interest rate      6.5%    6.5%     3.3%
Dividend yield                --      --       --
Volatility factors         120.0%  137.0%   148.0%
Weighted average life
 (years)                     4.1     4.2      4.2

  Using the Black-Scholes Option Pricing Model, the estimated weighted-average fair value per option granted in 1999, 2000, and 2001 were $6.28, $6.92, and $22.51, respectively.

  The pro forma net income available to common stockholders assuming the amortization of the estimated fair values over the option vesting period and diluted earnings per common share, had the fair value method of accounting for stock options been used, would have been as follows:

                          1999     2000    2001
                         -------  ------  -------
Pro forma net income
 available to common
 stockholders            $19,612  $8,018  $15,163
Pro forma diluted earn-
 ings per common share   $  0.87  $ 0.33  $  0.56

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

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  A summary of the status of the option plans as of and for the changes during each of the three years in the period ended December 31, 2001 is presented below:

                                          Option Price Per Share
                               Number of  -----------------------
                                Shares     Low    High   Weighted
                               ---------  ------ ------- --------
Outstanding December 31, 1998  1,459,356  $ 1.11 $ 40.46 $  7.46
  Granted in 1999                 26,000    9.31    9.31    9.31
  Granted in 1999                259,500    7.63    7.63    7.63
  Granted in 1999                  5,000    9.56    9.56    9.56
  Granted in 1999                  2,000    9.16    9.16    9.16
  Granted in 1999                  2,000    9.06    9.06    9.06
  Granted in 1999                  9,000    7.75    7.75    7.75
  Granted in 1999                 49,727   15.56   15.56   15.56
  Granted in 1999                  3,736   40.46   40.46   40.46
  Cancelled in 1999              (41,800)  10.00   16.75   10.58
  Exercised in 1999               (8,000)   1.11    1.11    1.11
                               ---------
Outstanding December 31, 1999  1,766,519    1.11   40.46    7.76
  Granted in 2000                 50,000    8.13    8.13    8.13
  Granted in 2000                356,000    7.63    7.63    7.63
  Granted in 2000                 17,000   16.88   16.88   16.88
  Granted in 2000                 73,703   41.58   41.58   41.58
  Cancelled in 2000              (42,250)   7.63   14.06    9.64
  Exercised in 2000             (260,521)   1.11   15.56    5.96
                               ---------
Outstanding December 31, 2000  1,960,451    1.11   41.58    9.30
                               ---------
  Granted in 2001                 20,000   18.75   18.75   18.75
  Granted in 2001                769,750   24.95   24.95   24.95
  Granted in 2001                135,621   30.03   30.03   30.03
  Granted in 2001                 11,000   30.48   30.48   30.48
  Cancelled in 2001              (83,434)   7.63   41.58   14.77
  Exercised in 2001             (564,449)   1.11   18.67    6.05
                               ---------
Outstanding December 31, 2001  2,248,939  $ 1.67 $ 41.58 $ 14.27
                               =========

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The following table summarizes the information about options outstanding at December 31, 2001:

                           Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------- ----------------------------
                                     Weighted Average
     Range of         Number    Remaining Contractual Life Weighted Average   Number    Weighted Average
Exercisable Prices  Outstanding         (in years)          Exercise Price  Exercisable  Exercise Price
------------------  ----------- -------------------------- ---------------- ----------- ----------------
$       1.67           210,011              4.1                 $ 1.67        210,011        $ 1.67
        3.74             3,370              6.1                   3.74          2,280          3.74
        7.63           474,600              8.0                   7.63         87,500          7.63
        7.75             6,000              7.9                   7.75            600          7.75
        8.13            50,000              8.0                   8.13         10,000          8.13
        8.33            69,340              4.5                   8.33         69,340          8.33
        9.31            26,000              7.2                   9.31         10,400          9.31
        9.56             3,000              7.6                   9.56             --            --
       10.00           143,400              5.6                  10.00         96,800         10.00
       11.20               803              6.4                  11.20             --            --
       11.65               400              6.5                  11.65             --            --
       12.45             6,829              8.7                  12.45          1,371         12.45
       14.06           162,120              6.4                  14.06         84,000         14.06
       15.56            28,757              7.9                  15.56         13,202         15.56
       16.13             2,000              6.4                  16.13          1,200         16.13
       16.63             2,400              5.9                  16.63          1,200         16.63
       16.75            31,800              5.9                  16.75         23,100         16.75
       16.88            17,000              8.8                  16.88          3,400         16.88
       18.75            20,000              9.2                  18.75             --            --
       24.95           767,250              9.3                  24.95             --            --
       30.03           135,621              9.6                  30.03            483         30.03
       30.48            11,000             10.0                  30.48             --            --
       40.46            15,103              6.9                  40.46         11,929         40.46
       41.58            62,135              7.5                  41.58         62,135         41.58
                     ---------                                                -------
      $1.67-$41.58   2,248,939              7.8                 $16.70        688,951        $11.21
                     =========                                                =======

  As of December 31, 1999 and 2000, exercisable options were 860,366 and 902,454, respectively.

  Warrants to purchase 38,867, 16,226 and 6,202 shares of common stock were outstanding at December 31, 1999, 2000 and 2001, respectively, at exercise prices ranging from $0.01 to $0.30 per share. These warrants were issued in conjunction with certain indebtedness incurred by the Company. Holders of warrants do not have voting rights or any other rights as a shareholder of the Company.

  In connection with indebtedness issued by the Company in 1997 (the "Junior Notes"), the Company issued warrants to purchase 16,066 shares of the Company's common stock to the holders of the Junior Notes. For each $10,000 Junior Note, the holder was issued a warrant to purchase 161 shares of common stock at $0.01 per share (the "Junior Warrants"). The Junior Warrants expire on December 24, 2002. A value of approximately $58,000 was allocated to these warrants which was included in deferred financing costs and additional paid-in capital in the accompanying consolidated financial statements.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

17. Redeemable Preferred Stock

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

  Offering costs and expenses of approximately $.7 million were recorded against the aggregate preference value of the Preferred Stock and were being accreted over five years. Accretion for the period ended December 31, 2000 and 1999 was approximately $.1 million in each year.

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

  On June 30, 2000, Inform DX acquired Pathsource, Inc. in a stock for stock transaction accounted for as a purchase business combination. In connection with this acquisition, Inform DX provided for an induced conversion of the Preferred Stock. The induced conversion resulted in the issuance of 642,640 shares of common stock. Inform DX estimated, based on a third party valuation, the fair market value of its common stock at June 30, 2000 to be $6.22 per share. Based on this valuation, Inform DX recorded a charge for the induced conversion of approximately $1.5 million, or $6.22 per share times the additional common shares issued of 247,169 in 2000.

18. Employee Benefit Plans

  Effective July 1, 1997, the Company consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the "401(k) Plan") covering substantially all eligible employees as defined in the 401(k) plan. The new 401 (k) Plan requires employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees' contributions up to a maximum of one thousand dollars per employee. The Company expensed matching contributions aggregating $.5 million, $.6 million, and $.9 million to the new plan in 1999, 2000, and 2001, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans which cover substantially all eligible employees of the acquired practices. The Company has not made any contributions from the dates of acquisition through December 31, 2001.

  During 1999, the Company introduced a Supplemental Employee Retirement Plan ("SERP") which covers only selected employees. The SERP is a non-qualified deferred compensation plan which was established to aid in the retention of the non-selling physicians and other key employees. In 1999, the eligible participants were allowed to defer up to ten thousand dollars of compensation and/or eligible bonuses. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP for the years ended December 31, 2000 and 2001, were $.5 million and $.5 million, and $.1 million and $.3 million, respectively.

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. In 1999, the Company matched 100% of the first 3% of employee contributions and 50% of employee contributions between 3% and 5%. The amount expensed under all plans for Company contributions was approximately $.8 million and $1.6 million in 2000 and 2001, respectively.

19. Commitments and Contingencies

  During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. These claims are generally covered by insurance. Based upon current information, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company's medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

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

  The Company was recently notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and has placed the Company on non-renewal status effective July 1, 2002. The Company is currently evaluating other potential carriers for medical malpractice coverage and conducting a feasibility study of a captive insurance company. There can be no assurance the Company will be able to obtain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

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

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  In August 2001, we received two letters from the United States Attorney for the Southern District of Ohio (the "U.S. Attorney") requesting information regarding billing practices and documentation of gross descriptions on skin biopsy reports. We provided documentation to the U.S. Attorney regarding the tests that were the subject of its requests for information. Requests for information such as these are often the result of a qui tam, or whistleblower, action filed by a private party. In February 2002, we received notification that the U.S. Attorney would not pursue this matter any further. In addition, we were notified that there were then no presently pending lawsuits in the Southern District of Ohio against the Company relating to the request by any private party relator bringing a qui tam action.

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

20. Related Party Transactions

  Operating Leases -- The Company leases laboratory and administrative facilities used in the operations of eight practices from entities beneficially owned by some of the Company's common stockholders. The terms of the leases expire from 2002 to 2006 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $.6 million, $1.1 million and $.8 million in 1999, 2000, and 2001, respectively.

21. Income Taxes

  The provision for income taxes for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                                     Year ended December 31,
                                     -------------------------
                                      1999     2000     2001
                                     -------  -------  -------
Current:
  Federal                            $17,465  $20,958  $21,701
  State                                2,015    2,227    2,306
                                     -------  -------  -------
    Total current provision           19,480   23,185   24,007
                                     -------  -------  -------
Deferred:
  Federal                             (1,799)  (8,242)  (5,423)
  State                                 (207)    (875)    (576)
                                     -------  -------  -------
    Total deferred benefit            (2,006)  (9,117)  (5,999)
                                     -------  -------  -------
    Total provision for income taxes $17,474  $14,068  $18,008
                                     =======  =======  =======

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

                                                             Year ended
                                                            December 31,
                                                          -------------------
                                                          1999   2000   2001
                                                          -----  -----  -----
Statutory federal rate                                     35.0%  35.0%  35.0%
State income taxes, net of federal income tax benefit       4.0    3.7    3.7
Non-deductible items, primarily amortization of goodwill    3.3    8.6    5.0
Non-deductible items, merger-related charges                0.0    4.8    0.0
Other                                                       1.2   (0.3)  (1.2)
                                                          -----  -----  -----
                                                          43.5%  51.8%  42.5%
                                                          =====  =====  =====

  The following is a summary of the deferred income tax assets, classified in other current assets on the balance sheet, and deferred tax liabilities as of December 31, 2000 and 2001:

                                                           December 31,
                                                         ------------------
                                                           2000      2001
                                                         --------  --------
Deferred tax assets (short term):
  Allowance for doubtful accounts                        $  8,479  $ 12,946
  Accrued liabilities                                       1,499       887
                                                         --------  --------
    Deferred tax assets (short term)                        9,978    13,833
                                                         --------  --------
Deferred tax liabilities (short term):
  481 (a) adjustment                                       (1,385)     (813)
  Other                                                        --        --
                                                         --------  --------
  Deferred tax liabilities (short term)                    (1,385)     (813)
                                                         --------  --------
      Net short term deferred tax assets                    8,593    13,020
                                                         --------  --------
Deferred tax assets (long-term):
  Net operating loss                                        6,955     8,165
  Other                                                     1,255     2,250
                                                         --------  --------
  Deferred tax assets (long-term)                           8,210    10,415
    Less: valuation allowance                              (3,548)   (5,535)
                                                         --------  --------
      Net deferred tax assets (long-term)                   4,662     4,880
                                                         --------  --------
Deferred tax liabilities (long-term):
  Change from cash to accrual basis of accounting by the
   acquisitions                                            (1,178)     (289)
  Intangible assets acquired                              (67,059)  (66,586)
  Property and equipment                                     (471)     (479)
                                                         --------  --------
    Deferred tax liabilities (long-term)                  (68,708)  (67,354)
                                                         --------  --------
      Net long-term deferred tax liability                (64,046)  (62,474)
                                                         --------  --------
Net deferred tax liabilities                             $(55,453) $(49,454)
                                                         ========  ========

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

22. Earnings Per Share

  Earnings per share is computed and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as shares issuable upon the exercise of stock options and warrants, is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding at various times during the respective periods presented. The dilutive effects of stock options and warrants are calculated using the treasury stock method.

Basic and diluted earnings per share for the respective periods are set forth in the table below:

                                                 Years ended December 31,
                                                 --------------------------
                                                  1999      2000     2001
                                                 -------  --------  -------
Earnings Per Common Share:
Net income attributable to common stockholders   $22,580  $ 11,488  $23,352
                                                 =======  ========  =======
Basic earnings per common share                  $  1.03  $   0.49  $  0.90
                                                 =======  ========  =======
Diluted earnings per common share                $  1.00  $   0.47  $  0.86
                                                 =======  ========  =======
  Basic weighted average shares outstanding       21,984    23,473   25,974
  Effect of dilutive stock options and warrants      532       764    1,075
                                                 -------  --------  -------
  Diluted weighted average shares outstanding     22,516    24,237   27,049
                                                 =======  ========  =======

  Options to purchase 774,590 shares, 453,818 shares, and 223,859 of common stock which were outstanding at December 31, 1999, 2000 and 2001, respectively, have been excluded from the calculation of diluted earnings per share for the respective years because their effect would be anti-dilutive. In addition, 395,471 shares of Preferred Stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 1999 because the effect would be anti-dilutive. Warrants to purchase shares of 38,867 for the year December 31, 1999 were excluded from the calculation of diluted earnings per share because the effect would be anti-dilutive.

23. Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 1999, 2000 and 2001:

                                                 Years Ended December 31,
                                                 --------------------------
                                                  1999      2000     2001
                                                 -------  --------  -------
Assets acquired                                  $74,745  $ 64,633  $ 8,050
Liabilities assumed                              (19,850)  (19,996)    (665)
Common stock issued                               (3,149)  (12,180)  (2,153)
                                                 -------  --------  -------
Cash paid for acquisitions                        51,746    32,457    5,232
Less cash acquired                                (1,541)   (6,955)    (752)
                                                 -------  --------  -------
Net cash paid for acquisitions                    50,205    25,502    4,480
Costs related to completed and pending acquisi-
 tions                                             1,438      (573)     565
                                                 -------  --------  -------
Cash paid for acquisitions and acquisition
 costs, net of cash acquired                     $51,643  $ 24,929  $ 5,045
                                                 =======  ========  =======

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

24. Preferred Share Purchase Rights Plan

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

25. Segment Reporting

  The Company has two reportable segments, Owned practices and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, asset impairment related charges, interest expense, other income and expense and income taxes ("Segment Operating Income"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

  The following is a summary of the financial information for the business segments and corporate.

Owned                                   1999      2000      2001
-----                                 --------  --------  --------
Net patient service revenue           $233,269  $308,365  $387,384
Segment operating income                73,676    94,346   118,580
Segment assets                         139,791   250,814   380,238
Managed
-------
Net management service revenue        $ 24,163  $ 21,729  $ 31,348
Segment operating income (loss)          4,299      (304)    4,454
Segment assets                          15,533    18,723    25,494
Corporate
---------
Segment operating loss                $(15,676) $(19,789) $(24,547)
Segment assets                         351,138   330,143   228,816
Elimination of Intercompany Accounts   (27,566)  (37,514)  (30,086)

AMERIPATH, INC. AND SUBSIDARIES

(DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

26. Subsequent Events

  Contingent Note Payments -- Subsequent to December 31, 2001, the Company paid approximately $17.6 million on contingent notes issued in connection with previous acquisitions as additional purchase price.

  Acquisition -- In addition, during the first quarter of 2002, the Company announced the acquisition of an operation located in Denver, Colorado. The acquisition represented a conversion from an existing management contract to a wholly-owned entity. The operation includes three exclusive hospital contracts, a physician referral base and a 20,000 square foot state-of-the-art laboratory.

27. Quarterly Results of Operations (unaudited)

  The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2000 and 2001. This information has been prepared on the same basis as the Consolidated Financial Statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and related Notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. Adjustments have been made to the quarterly financial statements to reflect the acquisition of Inform DX, which was accounted for as a pooling of interest, as more further described in Note 3, Mergers and Acquisitions. These adjustments are reflected in the first three quarters of 2000.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                              2000 Calendar Quarters               2001 Calendar Quarters
                         -----------------------------------  -----------------------------------
                          First   Second    Third    Fourth    First   Second    Third    Fourth
                         -------  -------  -------  --------  -------  -------  -------  --------
Net patient service
 revenue                 $68,888  $74,372  $79,650  $ 85,455  $91,724  $97,335  $97,555  $100,770
Management service
 revenue                   6,155    6,562    6,871     2,141    7,021    7,717    8,503     8,107
                         -------  -------  -------  --------  -------  -------  -------  --------
     Net revenue          75,043   80,934   86,521    87,596   98,745  105,052  106,058   108,877
                         -------  -------  -------  --------  -------  -------  -------  --------
OPERATING COSTS AND
 EXPENSES:
  Cost of services        36,950   38,826   42,415    45,199   48,432   49,390   50,921    51,359
  Selling, general and
   administrative
   expense                13,141   14,285   15,234    15,751   17,218   18,168   18,089    18,381
  Provision for doubtful
   accounts                7,103    8,349    8,868     9,720   10,658   12,548   12,617    12,464
  Amortization expense     3,837    3,897    4,043     4,395    4,526    4,654    4,677     4,802
  Merger-related charges
   (1)                        --       --       --     6,209    7,103       --       --        --
  Asset impairment and
   related
   charges (2)                --    5,245       --     4,317       --       --       --     3,809
                         -------  -------  -------  --------  -------  -------  -------  --------
     Total                61,031   70,602   70,560    85,591   87,937   84,760   86,304    90,815
Income from operations    14,012   10,332   15,961     2,005   10,808   20,292   19,754    18,062
Interest expense          (3,418)  (3,558)  (3,657)   (4,743)  (4,742)  (4,695)  (4,443)   (2,470)
Other income (expense),
 net                          63       50       91        22       24      120      (74)       75
Termination of interest
 swap (3)                     --       --       --        --       --       --       --   (10,386)
                         -------  -------  -------  --------  -------  -------  -------  --------
Income (loss) before
 income taxes and
 extraordinary loss       10,657    6,824   12,395    (2,716)   6,090   15,717   15,237     5,281
Provision for income
 taxes                     4,559    3,852    5,159       498    2,849    6,570    6,369     2,220
                         -------  -------  -------  --------  -------  -------  -------  --------
Income (loss) before
 extraordinary loss        6,098    2,972    7,236    (3,214)   3,241    9,147    8,868     3,061
Extraordinary loss, net
 (4)                          --       --       --        --       --       --       --      (965)
                         -------  -------  -------  --------  -------  -------  -------  --------
Net income                 6,098    2,972    7,236    (3,214)   3,241    9,147    8,868     2,096
Induced conversion and
 accretionof redeemable
 preferred stock             (34)  (1,570)      --        --       --       --       --        --
                         -------  -------  -------  --------  -------  -------  -------  --------
Net income available to
 common stockholders     $ 6,064  $ 1,402  $ 7,236  $ (3,214) $ 3,241  $ 9,147  $ 8,868  $  2,096
                         =======  =======  =======  ========  =======  =======  =======  ========
PER SHARE DATA:
  Basic earnings per
   common share          $   .27  $   .06  $   .30  $   (.13) $   .13  $   .36  $   .35  $    .07
                         =======  =======  =======  ========  =======  =======  =======  ========
  Diluted earnings per
   common share          $   .27  $   .06  $   .29  $   (.13) $   .12  $   .35  $   .34  $    .07
                         =======  =======  =======  ========  =======  =======  =======  ========

--------
(1) In connection with the Inform DX merger, the Company recorded $6.2 million and $7.1 million in the fourth quarter of 2000 and the first quarter of 2001, respectively, of costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations.
(2) In connection with the loss of two hospital contracts and an ambulatory care facility contract in Cleveland, Ohio, the Company recorded a non-recurring charge of $5.2 million in the second quarter of 2000. In connection with Quest Diagnostics termination of its contract in South Florida and the loss of a renewable contract with a hospital in South Florida, the Company recorded a non-recurring charge of $4.3 million in the fourth quarter of 2000. In the fourth quarter of 2001, two pathologists in the Birmingham, AL practice terminated their employment agreement with the Company and opened their own pathology laboratory. As a result, the Company was unable to retain most of these customers and therefore, recorded an impairment charge of $3.8 million. The impairment charges were based upon the remaining projected cash flows from these contracts and customers in which the Company determined that the intangible assets that were recorded from acquisitions in these areas had been impaired.
(3) In connection with the extinguishment of the Company's former credit facility, the Company made a one-time pre-tax payment of $10.4 million to terminate the Company's interest rate swap agreements.
(4) The Company terminated its former credit facility and recorded an extraordinary loss, net of tax, of $1.0 million, in connection with the write-off of previously deferred financing costs.

  Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.