Form 10-Q
period 2002-03-31
AMERIPATH INC
filed 2002-05-15
CIK 1027532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                  AMERIPATH, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                  65-0642485
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 7289 Garden Road, Suite 200, Riviera Beach, Florida           33404
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

                                Yes [X] No [_]

The registrant had 30,497,159 shares of common stock, $.01 par value, outstanding as of May 7, 2002.

                       AMERIPATH, INC. AND SUBSIDIARIES

                        QUARTERLY REPORT ON FORM 10-Q

                                    INDEX

                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of
                March 31, 2002 (Unaudited) and December 31, 2001                             3

               Condensed Consolidated Statements of Income for the
                Three Months Ended March 31, 2002 and 2001 (Unaudited)                       4

               Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2002 and 2001 (Unaudited)                       5

               Notes to Condensed Consolidated Financial Statements (Unaudited)           6-11

      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                            12-36

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   36

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                                            37

      Item 2.  Changes in Securities and Use of Proceeds                                    37

      Item 6.  Reports on Form 8-K and 8-K/A                                                37

SIGNATURES                                                                                  38

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       AMERIPATH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                              March 31,        December 31,
                         ASSETS                                  2002              2001
                                                            -------------     -------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $      1,051       $     4,808
  Accounts receivable, net                                         85,878            81,595
  Inventories                                                       2,153             1,892
  Other current assets                                             16,196            15,780
                                                             ------------       -----------
       Total current assets                                       105,278           104,075
                                                             ------------       -----------

PROPERTY AND EQUIPMENT, NET                                        24,215            24,118
                                                             ------------       -----------

OTHER ASSETS:
  Goodwill, net                                                   237,568           216,222
  Identifiable intangibles, net                                   257,085           253,562
  Other                                                             6,734             6,485
                                                             ------------       -----------
       Total other assets                                         501,387           476,269
                                                             ------------       -----------

TOTAL ASSETS                                                 $    630,880       $   604,462
                                                             ============       ===========
      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $     44,002       $    42,876
  Current portion of long-term debt                                   663               469
  Other current liabilities                                         3,712             3,910
                                                             ------------       -----------
       Total current liabilities                                   48,377            47,255
                                                             ------------       -----------

LONG-TERM LIABILITIES:
  Revolving loan                                                   97,000            90,000
  Long-term debt                                                    2,786             2,853
  Other liabilities                                                 2,289             2,690
  Deferred tax liability                                           64,814            62,474
                                                             ------------       -----------
       Total liabilities                                          166,889           158,017
                                                             ------------       -----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS' EQUITY:
  Common stock                                                        305               302
  Additional paid-in capital                                      317,941           314,168
  Retained earnings                                                97,368            84,720
                                                             ------------       -----------
       Total common stockholders' equity                          415,614           399,190
                                                             ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    630,880       $   604,462
                                                             ============       ===========

     The accompanying notes are an integral part of these unaudited financial statements.

                       AMERIPATH, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                2002          2001
                                                             ---------     ---------
NET REVENUES:
 Net patient service revenue                                 $ 105,802     $  91,724
 Net management service revenue                                  7,090         7,021
                                                             ---------     ---------
    Total net revenues                                         112,892        98,745
                                                             ---------     ---------

OPERATING COSTS AND EXPENSES:
 Cost of services                                               54,340        48,432
 Selling, general and administrative expenses                   20,049        17,218
 Provision for doubtful accounts                                13,674        10,658
 Amortization expense                                            2,782         4,526
 Merger- related charges                                            --         7,103
                                                             ---------     ---------
    Total operating costs and expenses                          90,845        87,937
                                                             ---------     ---------

INCOME FROM OPERATIONS                                          22,047        10,808
                                                             ---------     ---------

OTHER INCOME (EXPENSE):
 Interest expense                                               (1,053)       (4,742)
 Other, net                                                         85            24
                                                             ---------     ---------
    Total other expense                                           (968)       (4,718)
                                                             ---------     ---------

INCOME BEFORE INCOME TAXES                                      21,079         6,090

PROVISION FOR INCOME TAXES                                       8,431         2,849
                                                             ---------     ---------

NET INCOME                                                   $  12,648     $   3,241
                                                             =========     =========

BASIC EARNINGS PER COMMON SHARE:

 Basic earnings per common share                             $    0.42     $    0.13
                                                             =========     =========

 Basic weighted average shares outstanding                      30,325        24,809
                                                             =========     =========

DILUTED EARNINGS PER COMMON SHARE:

 Diluted earnings per common share                           $    0.41     $    0.12
                                                             =========     =========

 Diluted weighted average shares outstanding                    31,228        25,983
                                                             =========     =========

     The accompanying notes are an integral part of these unaudited financial statements.

                       AMERIPATH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                         2002             2001
                                                                                    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $  12,648         $   3,241
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                           4,683             6,128
  Loss on disposal of assets                                                                (15)              (12)
  Deferred income taxes                                                                  (2,000)           (1,300)
  Provision for doubtful accounts                                                        13,674            10,658
  Merger-related charges                                                                     --             7,103
  Changes in assets and liabilities (net of effects of acquisitions):
    Increase in accounts receivable                                                     (17,957)          (16,780)
    Increase in inventories                                                                (261)             (101)
    (Increase) / decrease in other current assets                                          (416)               62
    Increase in other assets                                                                (70)              (76)
    Increase in accounts payable and accrued expenses                                     3,279             4,271
  Pooling merger-related charges paid                                                       (68)           (1,528)
                                                                                      ---------         ---------
         Net cash provided by operating activities                                       13,497            11,666
                                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                                  (1,684)           (2,069)
  Merger-related charges paid                                                              (662)              (97)
  Cash paid for acquisitions and acquisition costs, net of cash acquired                 (6,893)             (236)
  Payments of contingent notes                                                          (17,653)          (13,401)
                                                                                      ---------         ---------
         Net cash used in investing activities                                          (26,892)          (15,803)
                                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants                                      735             1,109
  Debt issuance costs                                                                      (206)               --
  Principal payments on long-term debt                                                     (109)              (26)
  Net borrowings under revolving loan                                                     7,000             4,783
  Tax benefits from stock options                                                         2,218                --
                                                                                      ---------         ---------
             Net cash provided by financing activities                                    9,638             5,866
                                                                                      ---------         ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (3,757)            1,729
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            4,808             2,418
                                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   1,051         $   4,147
                                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued                                                               $     822         $     822

     The accompanying notes are an integral part of these unaudited financial statements.

                   AMERIPATH, INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its Subsidiaries (collectively, "AmeriPath" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim periods are not necessarily indicative of results which may be reported for the year ended December 31, 2002.

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." This statement amended certain provisions of SFAS 133 which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (Continued)

In July 2001, the FASB issued Statement of Financial Accounting Standards
No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing, but have not yet determined, the impact of SFAS 142 on our financial position and results of operations. For the first quarter of 2001 and for the year ending December 31, 2001, goodwill amortization was approximately $1.7 million and $7.4 million, respectively. Based on our preliminary assessment of SFAS 142, The Company has stopped amortizing goodwill effective January 1, 2002. In addition, due to the fact that a portion of this goodwill was not tax deductible, our effective tax rate was greater than the statutory rate. The elimination of the goodwill amortization, including nondeductible goodwill amortization, from future periods should result in a 1% to 2% reduction in our effective tax rate.

In July 2001, the FASB issued SFAS, No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121. SFAS 144 is effective for the Company in fiscal 2002. Management does not currently believe that the implementation of SFAS 144 will have a material impact on the Company's financial condition or results of operations.

NOTE 2 -- ACQUISITIONS

During the first quarter of 2002, the Company acquired an operation which was previously managed under a management services agreement. Total consideration paid consisted of cash, consideration in the form of contingents notes and the assumption of certain liabilities. In addition, during the first quarter of 2002, we made contingent note payments of $17.7 million relating to previous acquisitions.

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (Continued)

NOTE 3 - INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                                                    March 31, 2002
                                                                                 Amortization Periods
                                                                                       (Years)
                                                                              ----------------------------
                                             March 31,        December 31,                     Weighted
                                               2002              2001            Range          Average
                                           -------------      ------------    -----------  ---------------
Hospital contracts                          $    215,944       $   211,638       25-40            31.5
Physician client lists                            68,645            66,646       10-30            19.3
Laboratory contracts                               4,543             4,543        10              10.0
Management service agreement                      11,379            11,379        25              25.0
                                           -------------      ------------
                                                 300,511           294,206
Accumulated amortization                         (43,426)          (40,644)
                                           -------------      ------------
Identifiable intangibles, net               $    257,085       $   253,562
                                           =============      ============

Goodwill                                    $    260,707       $   239,361
Accumulated amortization                         (23,139)          (23,139)
                                           -------------      ------------
Goodwill, net                               $    237,568       $   216,222
                                           =============      ============

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

A reconciliation of the activity for the quarter ended March 31, 2002 with respect to the merger-related reserves is as follows:

                                          Balance      Statement of                             Balance
                                     December 31,        Operations                           March 31,
                                             2001           Charges           Payments             2002
                                             ----           -------           --------             ----
Transaction costs                          $  116           $    --              $(68)         $     48
Employee termination costs
                                            3,432                --              (401)            3,031
Lease commitments                           2,165                --              (235)            1,930
Other exit costs                              160                --               (26)              134
                                           ------             -----            -------           ------
Total                                       5,873             $  --            $ (730)            5,143
                                                              =====            =======
Less: portion included in
other current liabilities
                                           (3,183)                                               (2,854)
                                           ------                                                ------
Total included in other
liabilities                                $2,690                                                $2,289
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

In September 2000, the Company made a $1 million investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. As of March 31, 2002, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of the Company's investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's consolidated balance sheet. At March 31, 2002, there were no unrealized gains or losses associated with this investment.

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

The Company was recently notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and this has placed the Company on non-renewal status effective July 1, 2002. The Company is currently evaluating other potential carriers for medical malpractice and conducting a feasibility study of a captive insurance company. There can be no assurance the Company will be able to obtain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

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

Employment Agreements - The Company has entered into employment agreements with certain of its management employees, which include, among other terms, non-compete provisions and salary continuation benefits.

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

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                    2002          2001
                                                                                 ------------  ------------
Earnings Per Common Share:
 Net income                                                                      $  12,648     $   3,241
                                                                                 =========     =========
 Basic earnings per common share                                                 $    0.42     $    0.13
                                                                                 =========     =========
 Diluted earnings per common share                                               $    0.41     $    0.12
                                                                                 =========     =========

 Basic weighted average shares outstanding                                          30,325        24,809
 Effect of dilutive stock options and warrants                                         903         1,174
                                                                                 ---------     ---------
 Diluted weighted average shares outstanding                                        31,228        25,983
                                                                                 =========     =========

Options to purchase 223,859 shares and 84,629 shares of common stock which were outstanding at March 31, 2002 and 2001, respectively, have been excluded from the calculation of diluted earnings per share for the respective years because their effect would be anti-dilutive.

                        AMERIPATH, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (Continued)

NOTE 8 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the Company to report and display certain information related to comprehensive income. As of December 31, 2001 and March 31, 2002 net income equaled comprehensive income.

NOTE 9 - SEGMENT REPORTING

The Company has two reportable segments, Owned and Managed practices. The segments were determined based on the type of service and customer. Owned practices provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, interest expense, other income and expense and income taxes ("Segment Operating Income"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

The following is a summary of the financial information for the three months ended March 31 for the business segments and corporate.

Owned                                                                       2002                  2001
-----                                                                       ----                  ----
Net patient service revenue                                             $105,802               $91,724
Operating income                                                          31,319                27,326
Segment assets                                                           414,198               275,800

Managed
-------
Net management service revenue                                            $7,090                $7,021
Operating income                                                             781                 1,129
Segment assets                                                            22,678                20,208

Corporate
---------
Operating loss                                                           $(7,271)              $(6,018)
Segment assets                                                           224,078               313,796
Elimination of intercompany accounts                                     (30,074)              (29,821)

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company paid approximately $5.3 million relating to contingent notes issued in connection with previous acquisitions, which has been recorded as additional purchase price and an increase in goodwill.

In April 2002, the Company acquired Empire Pathology, a full service anatomic pathology located in Irvine, California.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading national providers of anatomic pathology services. The more than 400 pathologists in our owned and managed operations as of March 31, 2002 provide medical diagnostic services in outpatient laboratories owned, operated and managed by us, in hospitals, and in ambulatory surgery centers. Under our ownership or employment model, we acquire a controlling equity (i.e., voting) interest or have a controlling financial interest in pathology operations. We refer to these operations as our owned operations. Under our management or equity model, we acquire certain assets of, and operate pathology laboratories under long-term management services agreements. We refer to these as our managed operations. Under the management services agreements, we provide facilities and equipment as well as administrative and technical support for the managed operations. As of March 31, 2002, we had six managed operations. When we refer to "companies" generally, we mean our owned and managed operations as a group.

As of March 31, 2002, our companies had contracts or business relationships with more than 200 hospitals pursuant to which we manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships. We also have more than 40 licensed outpatient laboratories.

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

During the first three months of 2002, we acquired an operation located in Denver, CO which was previously managed by us under a management service agreement. The total consideration paid by us in connection with this acquisition included cash, consideration in the form of contingent notes and the assumption of certain liabilities. In addition, during the first quarter of 2002, we made contingent note payments of $17.7 million relating to previous acquisitions.

In April 2002, the Company acquired Empire Pathology, a full service anatomic pathology laboratory located in Irvine, California.

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

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                 2002             2001
                                                                 ----             ----
Revenue Type
Outpatient......................................                48%             42%
Inpatient.......................................                46%             51%
Management service revenues.....................                 6%              7%

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

Approximately 23% of our collections in the first quarter of 2002 was from government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for services under these programs could have a material adverse effect on our financial position and results of operations.

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

A final rule published in the Federal Register on November 1, 2001 indicates that the conversion factor used in the Medicare Physician Fee Schedule was reduced by 5.4%. The RVUs were also changed in 2002, with certain services getting an increase in RVUs, while others are decreased. We estimate the overall impact to be neutral for 2002.

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

MANAGED CARE CONTRACTING

The Company signed two new managed care agreements in the first quarter of 2002. First, the Company announced the signing of a nationwide PPO agreement covering 15 million Aetna/U.S. Healthcare members, as well as a statewide HMO, capitated agreement in Florida for 750,000 HMO lives. Secondly, we signed a fee-for-service agreement with Independence Blue Cross/Keystone in Philadelphia covering one million lives. The contract, which is critical to our market growth, was the result of market demand to Keystone for AmeriPath's quality local diagnostic services.

In addition, during the quarter we signed new contracts with 12 other payors, generally on a non-exclusive fee-for-service basis, covering approximately 3.4 million lives.

CRITICAL ACCOUNTING POLICIES AND METHODS

        Intangible Assets

As of March 31, 2002, we had net identifiable intangible assets and goodwill of $257.1 million and $237.6 million, respectively. Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors. Significant changes in our future cash flow resulting from events such as loss of hospital or national lab contracts, physician referrals, or management service agreements could result in further charge offs of intangible assets.

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

        Revenue Recognition

The Company recognizes net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision, our results of operations and financial position.

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

        Provision for Doubtful Accounts

The provision for doubtful accounts is estimated in the period the related services are rendered and adjusted in future accounting periods as necessary. The estimates for the provision and the related allowance are based on an evaluation of historical collection experience, the aging profile of the accounts receivable, the historical doubtful account write-off percentages, revenue channel (i.e., inpatient vs. outpatient) and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision, our results of operations and financial position.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Changes in the results of operations between the three month periods ended March 31, 2002 and 2001 are due primarily to the various acquisitions which were consummated by the Company subsequent to March 31, 2001. Reference to same store means practices at which we provided services for the entire period for which the amount is calculated and the entire prior comparable period, including de novo (start-up) operations and expanded ancillary testing services added to existing operations. During the first three months of 2002, the Company completed one acquisition.

PERCENTAGE OF NET REVENUE

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 -----------------------
                                                                                   2002          2001
                                                                                 --------      ---------
NET REVENUES                                                                       100.0%         100.0%
                                                                                   ------         ------

OPERATING COSTS AND EXPENSES:
  Cost of services                                                                  48.1%          49.0%
  Selling, general and administrative expenses                                      17.8%          17.4%
  Provision for doubtful accounts                                                   12.1%          10.8%
  Amortization expense                                                               2.5%           4.6%
  Merger-related charges                                                               --           7.2%
                                                                                   ------         ------
     Total operating costs and expenses                                             80.5%          89.0%
                                                                                   ------         ------

INCOME FROM OPERATIONS                                                              19.5%          11.0%
                                                                                   ------         ------

  Interest expense and other, net                                                     .8%           4.8%
                                                                                   ------         ------

INCOME BEFORE INCOME TAXES                                                          18.7%           6.2%

PROVISION FOR INCOME TAXES                                                           7.5%           2.9%
                                                                                   ------         ------

NET INCOME                                                                          11.2%           3.3%
                                                                                   ======         ======

Net Revenues

Net revenues increased by $14.2 million, or 14.4%, from $98.7 million for the three months ended March 31, 2001, to $112.9 million for the three months ended March 31, 2002. Same store net revenue increased $11.6 million or 11.7% from $98.7 million for the three months ended March 31, 2001 to $110.3 million for the three months ended March 31, 2002. We estimate that 3% of the same store revenue increase was attributable to price and the remaining 9% of the same store revenue increase was attributable to volume and mix. Same store outpatient revenue increased $7.3 million, or 16.5%, same store hospital revenue increased $3.3 million, or 6.9%, and same store management service revenue increased $1.0 million, or 14.7%, compared to the same period of the prior year. The remaining increase in revenue of $2.6 million resulted from acquired operations. Our mix of revenue for the first quarter of 2002 was 48% outpatient, 46% inpatient (hospital based) and 6% management services.

During the three months ended March 31, 2002, approximately $6.8 million, or 6.0%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). We are currently experiencing substantial declines in volume from Quest work in our Philadelphia laboratory. As a result, we are attempting to broaden our customer base in this market to lessen any potential impact. There can be no assurances that we will be able to recover lost volume. Our decision or decisions by Quest or LabCorp to discontinue processing work from the national laboratories, could materially harm our financial position and results of operations, including the potential impairment of intangible assets. As of March 31, 2002, we had net identifiable intangible assets related to lab contracts of $2.8 million.

In addition, approximately $12.1 million, or 10.8%, of the Company's net revenue is derived from 29 hospitals operated by HCA, Inc. ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts or relationships we may have with these and other hospitals are short-term and allow for termination by either party with relatively short notice. HCA has been under government investigation for some time, and we believe that HCA is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures or sales of HCA hospitals or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs.

Cost of services increased by $5.9 million, or 12.2%, from $48.4 million for the three months ended March 31, 2001 to $54.3 million for the same period in 2002. Cost of services, as a percentage of net revenues, decreased from 49.0% for the three months ended March 31, 2001 to 48.1% in the comparable period of 2002. Gross margin increased from 51.0% in the three months ended March 31, 2001 to 51.9% in 2002. The increase over the prior year was due in part to synergies from the Inform DX acquisition with some offset by higher costs.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses ("SG&A"). As a percentage of consolidated net revenues, SG&A increased from 17.4% for the three months ended March 31, 2001 to 17.8% for the same period of 2002, as the Company continues to invest in marketing, information systems and billing operations.

SG&A increased by $2.8 million, or 16.3%, from $17.2 million for the three months ended March 31, 2001 to $20.0 million for the comparable period of 2002. Of this increase, approximately $800,000 was attributable to the increase in billing and collection costs which typically increases as revenue and cash collections increase. In addition, in connection with our focus on increasing our sales and marketing and information technology efforts, these costs increased $1.2 million and $443,000, respectively. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand our penetration in the urology, gastroenterology and oncology markets. The remaining increase was due primarily to increased staffing levels in human resources and accounting, salary increases, and costs incurred to expand our administrative support infrastructure and to enhance our services.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $3.0 million, or 28.0%, from $10.7 million for the three months ended March 31, 2001, to $13.7 million for the same period in 2002. The provision for doubtful accounts as a percentage of net revenues was 10.8% and 12.1% for the three month periods ended March 31, 2001 and 2002, respectively. This increase was related primarily to a change in revenue mix. The mix change relates, in part, to the shift from Quest and management service revenues, which carry zero bad debt, to outpatient and hospital revenues. In addition, within the hospital mix, there was an increase in clinical professional component billing which carries a higher bad debt percentage.

Amortization Expense

Amortization expense decreased by $1.7 million, or 37.8%, from $4.5 million for the three months ended March 31, 2001, to $2.8 million for the same period of 2002. The decrease is attributable to the discontinuance of goodwill amortization as promulgated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. Identifiable intangible amortization expense is expected to increase in the future as a result of additional identifiable intangible assets arising from future acquisitions.

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

Merger-related Charges

The merger-related charges of $7.1 million for the three months ended March 31, 2001 relate to AmeriPath's acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the consolidation or closing of the overlapping operations of Inform DX in New York and Pennsylvania. The restructuring of the combined operations of AmeriPath and Inform DX resulted in annual operating synergies of approximately $5 million.

Income from Operations and Net Income

Income from operations increased $11.2 million, or 103.7%, from $10.8 million for the three months ended March 31, 2001, to $22.0 million in the same period of 2002. Without the merger-related charges, income from operations would have increased by $4.1 million, or 23.1%.

Net income for the three months ended March 31, 2002 was $12.6 million, an increase of $9.4 million, or 293.8%, over the same period in 2001. Diluted earnings per share for the three months ended March 31, 2002 increased to $0.41 from $0.12 for the comparable period of 2001, based on 31.2 million and 26.0 million weighted average shares outstanding, respectively. Diluted earnings per share would have been $0.30 without the merger-related charge in the first quarter of 2001.

Interest Expense

Interest expense decreased by $3.6 million, or 76.6%, from $4.7 million for the three months ended March 31, 2001, to $1.1 million for the same period in 2002. This decrease was attributable to a combination of lower average amount of debt outstanding and lower interest rates during the three months ended March 31, 2002. For the three months ended March 31, 2002, average indebtedness outstanding was $99.3 million, compared to average indebtedness of $207.3 million outstanding in the same period of 2001. The Company's effective interest rate was 4.2% and 9.2% for the three month periods ended March 31, 2002 and 2001, respectively. The decrease in the average indebtedness was due to the Company completing a secondary offering and using the proceeds to repay debt in the fourth quarter of 2001. In addition, during the fourth quarter of 2001, the Company entered into a new credit facility agreement. The new credit facility has a borrowing rate based on the Company's leverage ratio. As of March 31, 2002, the borrowing rate was LIBOR plus 150 basis points.

Provision for Income Taxes

The effective income tax rate was approximately 46.8% and 40.0% for the three month period ended March 31, 2001 and 2002, respectively. In the quarter ended March 31, 2001, the effective tax rate is higher than AmeriPath's statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company's acquisitions. In addition, for the three-month period ended March 31, 2001, the Company had non-deductible merger-related charges, which further increased the effective tax rate. The effective tax rate for the three-month period ended March 31, 2001, excluding these items and goodwill would have been approximately 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of approximately $56.9 million, an increase of $0.1 million from the working capital of $56.8 million at December 31, 2001. The increase in working capital was due primarily to the increase in net accounts receivable of $4.3 million and other assets of $0.7 million offset by a reduction in cash and cash equivalents of $3.8 million and an increase in accounts payable and accrued expenses of $1.1 million.

For the three month periods ended March 31, 2001 and 2002, cash flows from operations were $11.7 million and 11.9% of net revenue, and $13.5 million and 12.0% of net revenue, respectively. Excluding pooling merger-related charges incurred by Inform DX and paid by us of $1.5 million in the first quarter of 2001, cash flow from operations would have been $13.2 million. For the three months ended March 31, 2002, cash flow from operations and borrowings under the Company's credit facility were used to make contingent note payments of $17.7 million, fund an acquisition of $6.9 million, and acquire $1.7 million of property and equipment.

At March 31, 2002, the Company had $103.0 million available under its credit facility with a syndicate of banks. The credit facility provides for borrowings of up to $200 million, with commitments totaling $175 million, in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of March 31, 2002, $97.0 million was outstanding under the revolving loan with an annual effective interest rate of 4.24%.

The credit facility has a five-year term with a final maturity date of November 30, 2006. Interest is payable monthly at variable rates which are based, at the Company's option, on the agent's base rate (4.75% at March 31, 2002) or the LIBOR rate plus a premium that is based on the Company's ratio of total funded debt to pro forma consolidated earnings before interest, taxes, depreciation and amortization. As of March 31, 2002, the LIBOR premium was 1.5%. The new facility also requires a commitment fee to be paid quarterly equal to 0.375% of the unused portion of the total commitment. The credit facility has three basic financial covenants regarding leverage, fixed charge coverage and interest coverage. In addition, the agreement has a number of nonfinancial covenants. At March 31, 2002, we are in compliance with the covenants of the credit facility. The unused commitments under the credit facility will be used for general working capital needs and our acquisition program.

During the first quarter of 2002, the Company acquired an operation which was previously managed under a management services agreement. Total consideration paid consisted of cash, consideration in the form of contingent notes and the assumption of certain liabilities.

In connection with all of our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the practices. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by the acquired practices over periods of three to seven years (generally five years) from the date of the acquisition, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each acquired practice are achieved, we would make aggregate maximum payments, including principal and interest, of approximately $140.9 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement were not met. In the first quarter of 2002, we made contingent note payments aggregating $17.7 million. These contingent note payments are currently estimated to be $18-$19 million and $34-35 million for the remainder of 2002 and the year 2003, respectively. After 2003 these payments are projected to decline.

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

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company's expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission (including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2001), which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as "may," "should," "believe," "expect," "anticipate" and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition and changes in competitive factors; the extent of success of the Company's operating initiatives and growth strategies (including without limitation, the Company's continuing efforts to (i) achieve continuing improvements in performance of its current operations, by reason of various synergies, marketing efforts, revenue growth, cost savings or otherwise, (ii) transition into becoming a fully integrated healthcare diagnostic information provider, including the Company's efforts to develop, and the Company's investment in, new products, services, technologies and related alliances, such as the alliance with Genomics Collaborative, Inc. (iii) acquire or develop additional pathology practices (as further described below), and (iv) develop and expand its managed care and national clinical lab contracts; federal and state healthcare regulation (and compliance); reimbursement rates under government-sponsored and third party healthcare programs and the payments received under such programs; changes in coding; changes in technology; dependence upon pathologists and contracts; the ability to attract, motivate, and retain pathologists; labor and technology costs; marketing and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; the successful completion and integration of acquisitions (and achievement of planned or expected synergies); access to sufficient amounts of capital on satisfactory terms; and tax laws. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation, execution and consummation of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with state, local and federal healthcare and/or other laws and regulations in each targeted market (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants. Past performance is not necessarily indicative of future results. Certain risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this report, including under the caption - "Risk Factors" below.

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

Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other governmental health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that government authorities might take a contrary position or might investigate our arrangements with physicians and third parties, particularly those arrangements that do not satisfy the compliance safe harbors provided under the relevant regulations or that are similar to arrangements found to be problematic in advisory opinions of the Department of Health and Human Services Office of Inspector General (OIG). For example, the OIG has addressed physician practice management arrangements in an advisory opinion and found that management fees based on a percentage of practice revenues may violate the federal anti-kickback statute. While we believe our fee arrangements can be distinguished from those addressed in the opinion, government authorities may disagree. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 23% of our collections from owned operations in the first quarter of 2002, would eliminate an important source of revenue and could materially adversely affect our business. In addition, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue.

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

Many states prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Some states have interpreted management agreements between entities and physicians as unlawful fee-splitting. We believe our arrangements with physicians comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our pathologists could be subject to civil and criminal penalties and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements with our operations could result in lower revenues, increased expenses in the operations and reduced influence over the business decisions. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of our current relationships. Any modifications could result in less profitable relationships, less influence over the business decisions of and failure to achieve our growth objectives.

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

The Health Care Insurance Portability and Accountability Act, or HIPAA, created provisions that impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 23% of collections for 2002, would eliminate an important source of revenue and could materially adversely affect our business.

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

Substantially all of our net revenues are derived from our operations' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the quarter ended March 31, 2002 was 12.1% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 20.5%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise materially adversely affect our business.

We rely upon reimbursement from government programs for a significant portion of our collections, and therefore our business would be harmed if reimbursement rates from government programs decline.

We derived 23% of our collections in the first quarter of 2002 from payments made by government sponsored health care programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in significant payment reductions. Since these programs generally reimburse on a fee schedule basis, rather than a charge-related basis, we generally cannot increase net revenue by increasing the amount charged for services provided. As a result, cost increases may not be able to be recovered from government payors. In addition, Medicare, Medicaid and other government health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

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

Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA-The Healthcare Company, or HCA, is reportedly under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 29 HCA hospital laboratories as of March 31, 2002. Therefore, the government's ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states, including some in which we operate, and are expected to extend such projects to additional states, including states in which we operate. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may materially harm our business, including termination or amendment of one or more of our contracts or the sale of hospitals, potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

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

We perform due diligence investigations with respect to potential liabilities of acquisitions and typically obtain indemnification with respect to liabilities from the sellers. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired and affiliated operations may include matters involving compliance with laws, including health care laws. While we believe, based on our due diligence investigations, that the operations of our operations prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such operations were not in full compliance with such laws and that we will become accountable for their non-compliance. We have, from time to time, identified certain past practices of acquired operations that do not conform to our standards. A violation of applicable health care laws, whether or not the violation occurred prior to our acquisition, could result in civil and criminal penalties, exclusion of the physician, the operation or us from participation in Medicare and Medicaid programs and loss of a physician's license to practice medicine. Significant fines and other penalties could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 23% of our collections in the first quarter of 2002, would eliminate an important source of revenue and could materially harm our business.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of March 31, 2002, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $140.9 million over the next three to five years. This amount could increase significantly as we continue selectively to acquire new practices. Lesser amounts would be paid if the maximum criteria were not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. We continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $257.1 million at March 31, 2002, representing approximately 41% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $237.6 million at March 31, 2002, representing approximately 38% of our total assets. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. For example, during the years ended December 31, 2000 and 2001, we recorded asset impairment charges to intangible assets in the amount of $9.6 million and $3.8 million, respectively. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could materially harm our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

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

Health care companies such as hospitals, national clinical laboratories, third-party payors and health maintenance organizations may compete with us in the employment of pathologists and the management of pathology practices. We also expect to experience increasing competition in the provision of pathology and cytology diagnostic services from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or other pathology physician practice management companies. In particular, national clinical laboratories who presently refer business to us may seek to develop the capacity to do this business in-house. Some of our competitors may have greater financial and other resources than we, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices or enter into a greater number of capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology practices.

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

The Company was recently notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and this has placed the Company on non-renewal status effective July 1, 2002. The Company is currently evaluating other potential carriers for medical malpractice and conducting a feasibility study of a captive insurance company. There can be no assurance the

Company will be able to obtain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the credit facility of $97.0 million at March 31, 2002. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $97.0 million, each quarter point increase or decrease in the floating rate changes interest expense by $242,000 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no shares of Common Stock issued in the first three months of 2002. In April 2002, the Company issued 11,570 shares of stock in connection with the Empire Pathology acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A

    (a)       Reports on Form 8-K and 8-K/A

              A Current Report on Form 8-K, dated April 4, 2002, was filed by the Company with the Securities and Exchange Commission on April 4, 2002, reporting that on April 1, 2002, the Audit Committee of AmeriPath, Inc. recommended to its Board of Directors and the Board of Directors approved the engagement of Ernst and Young as its independent auditors for the year ending December 31, 2002 to replace the firm of Deloitte & Touche LLP (Deloitte). Deloitte was dismissed on April 1, 2002 as auditors of the Company effective upon the completion of the required procedures and communications in connection with Deloitte's audit of the financial statements for the year ended December 31, 2001. The reports of Deloitte on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two years in the period ended December 31, 2001, and in the subsequent interim period, through the date of Deloitte's termination on April 1, 2002, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report. The Company had requested Deloitte to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated April 12, 2002 is filed as Exhibit 16 to the Form 8-K A.

              The current report on Form 8-K, dated April 4, 2002, was subsequently amended on a current report on Form 8-K/A, dated April 1, 2002, as filed by the Company with the Securities and Exchange Commission on April 15, 2002.

              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERIPATH, INC.

Date:  May 14, 2002                    By:  /s/  JAMES C. NEW
                                            -----------------
                                            James C. New
                                            Chairman and Chief Executive Officer

Date:  May 14, 2002                    By:  /s/  GREGORY A. MARSH
                                            ---------------------
                                            Gregory A. Marsh
                                            Vice President and
                                            Chief Financial Officer