Form 10-K/A
period 2001-12-31
AMERIPATH INC
filed 2002-06-28
CIK 1027532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION


        Summary Compensation Table

        The following table sets forth the aggregate compensation paid or earned during the prior three years to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose total annual salary and bonus was $100,000 or more for 2001 (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers").

                                                                                                         Long-Term
                                                                    Annual Compensation                Compensation
                                                      ----------------------------------------------  --------------
                                                                                                        Number of
                                                                                     Other Annual        Options
Name and Principal Position             Fiscal Year    Salary ($)     Bonus ($)    Compensation ($)      Granted
-------------------------------------  -------------  ------------ -------------  ------------------  --------------
James C. New                               2001         425,000        255,000               -- (1)        75,000
Chairman of the Board, President and       2000         375,000        225,000               --            61,000
Chief Executive Officer                    1999         350,000        190,000               --            50,000

Alan Levin, M.D.                           2001         294,700        100,800               --            25,000
Corporate Vice President                   2000         279,394         96,900               --            28,500
                                           1999         270,636         84,700               --            20,000

Brian C. Carr                              2001         271,862        100,000           57,023 (2)       200,000
President


Dennis M. Smith, Jr., M.D.                 2001         348,769             --               --            25,000
Executive Vice President of Genomic        2000         252,308             --               --            34,000
Strategies and Chief Medical Officer       1999         294,167         33,333               --            25,000

Gregory A. Marsh                           2001         180,939        100,000               --            35,000
Vice President and Chief Financial
Officer

______________
(1) The aggregate amount of perquisites and other personal benefits provided to the executive officer is less than the lesser of 10% of the total annual salary and bonus of such officer or $50,000, but is not $0.

(2) Represents reimbursement of expenses in connection with Mr. Carr's relocation to West Palm Beach, Florida from Nashville, Tennessee.

Option Grants Table

         The following table sets forth certain information regarding options granted to the Named Executive Officers during 2001.

                                                                                                    Potential Realizable Value at
                                                     Percent of Total                               Assumed Annual Rates of Stock
                             Number of Securities    Options Granted       Exercise                     Price Appreciation for
                              Underlying Options     to Employees in      Price Per   Expiration            Option Term(2)
                                                                                                            --------------
Name                               Granted (1)              Year            Share        Date              5%              10%
--------------------------   --------------------    ----------------     ---------   ----------    --------------  --------------
James C. New                         75,000                    8%           24.95       5/3/11        $ 1,176,819     $ 2,982,291

Alan Levin, M.D.                     25,000                  2.7%           24.95       5/3/11        $   392,273     $   994,097

Brian C. Carr                       200,000                 21.4%           24.95       5/3/11        $ 3,138,184     $ 7,952,775

Dennis M. Smith, Jr., M.D.           25,000                  2.7%           24.95       5/3/11        $   392,273     $   994,097

                                     25,000                  2.7%           30.03      7/31/11        $   472,143     $ 1,196,502

Gregory A. Marsh                     10,000                  1.1%           18.75       3/6/11        $   117,918     $   298,827

                                     25,000                  2.7%           24.95       5/3/11        $   392,273     $   994,097

__________________
(1) All options were granted under either the Company's Amended and Restated 1996 Stock Option Plan or the Company's 2001 Stock Option Plan at exercise prices equal to or greater than the fair market value of the Common Stock on the date of the grant, and vest over five years with a ten-year term.

(2) These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the Common Stock.

Option Exercises in Last Year and Year-End Option Value Table

         The following table sets forth information regarding exercise of options during 2001 and the options held at December 31, 2001 by each of the Named Executive Officers.

                                                                Number of                  Value of Unexercised
                                                           Unexercised Options             In-The-Money Options
                           Number                              at Year End                 at 2001 Year End (1)
                         of Options       Amount       ----------------------------     --------------------------
Name                     Exercised       Realized      Exercisable    Unexercisable     Exercisable  Unexercisable
----------------         ---------       --------      -----------    -------------     -----------  -------------
James C. New              150,000      $2,845,294        266,211         169,800        $7,217,322      $2,489,084

Alan Levin, M.D.           47,300      $  510,412          7,200          67,800        $  160,272      $1,185,474

Brian C. Carr               2,008      $   20,761             --         200,000                --      $1,462,000

Dennis M. Smith,               --              --         22,800          96,200        $  506,184      $1,325,486
Jr., M.D.

Gregory A. Marsh            9,500      $  162,025         10,500          59,200        $  232,739      $  900,562

______________
(1) The indicated value of the options is a computation of the difference between the applicable option exercise price and the closing market price of the Common Stock as of December 31, 2001 ($32.26) multiplied by the number of shares of Common Stock underlying such option.

Employment Agreements

         The Company entered into an employment agreement with Mr. New effective April 1, 2001, pursuant to which Mr. New is eligible to receive an annual bonus of up to 50% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. For the year ended December 31, 2001, the Compensation Committee of the Board of Directors determined that Mr. New exceeded his performance objectives for 2001 and awarded a bonus to Mr. New that exceeded 50% of his base salary. Upon termination of his employment by the Company for reasons other than disability, death or cause, Mr. New will receive a pro rata portion of his bonus for the year in which the termination occurs, his base salary and prior years' bonus for a period of 24 months, and his benefits for a period of 18 months. In the event of a "change-in-control" of the Company, the Company will pay Mr. New a bonus equal to two times his annual base salary and bonus, if either the Board of Directors approves such payment or if the per share selling price is greater than average market price for the prior six months, and accelerate the vesting of all the unvested options held by Mr. New. If Mr. New's employment is terminated in connection with a change-in-control or within one year after a change-in-control, the Company will also pay Mr. New a pro rata portion of his bonus for the year in which the termination occurs, make a lump sum payment to Mr. New equal to two times his annual base salary and bonus plus the cost of 18 months of benefits, and accelerate the vesting of all of the unvested options held by Mr. New. On the other hand, if Mr. New is still employed by the Company on the one-year anniversary of the change-in-control, the Company will pay him a bonus equal to one times his annual base salary and bonus. Following the termination of his employment with the Company, Mr. New has agreed not to compete with the Company or solicit the Company's employees or customers for two years.

         The Company entered into an employment agreement with Mr. Carr on November 30, 2000 and amended it on April 1, 2001. Under this agreement, Mr. Carr is eligible to receive an annual bonus of up to 35% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. Upon termination of his employment by the Company for reasons other than disability, death or cause, Mr. Carr will receive a pro rata portion of his bonus for the year in which the termination occurs and his base salary for a period of 12 months. If the Company experiences a change-in-control, the Company will pay Mr. Carr a bonus equal to one times his base salary and accelerate the vesting of all of the unvested options held by Mr. Carr. If

Mr. Carr's employment is terminated within one year after a change-in-control, the Company will also pay Mr. Carr a pro rata portion of his bonus for the year in which the termination occurs plus a lump sum payment equal to two times his annual base salary and accelerate the vesting of all of the unvested options held by Mr. Carr. On the other hand, if Mr. Carr is still employed by the Company on the one year anniversary of the change-in-control the Company will pay him a bonus equal to one times his base salary. Following the termination of his employment with the Company, Mr. Carr has also agreed to neither compete with the Company for one year nor solicit its employees or customers for two years.

         The Company assumed obligations of an employment agreement with Dr. Levin, in his capacity as an Affiliated Physician, as of June 30, 1996 in connection with the Company's acquisition of Derrick and Associates. On August 12, 1999, the Company entered into an Executive Retention Agreement with Dr. Levin. On June 1, 2001, the Company entered into an Amendment to Employment and Retention Agreements with Dr. Levin that amended the first two agreements. Pursuant to the Company employment agreements with Dr. Levin, he is eligible to receive an annual bonus of up to 35% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. Upon termination of his employment by the Company for reasons other than disability, death or cause, Dr. Levin will receive a pro rata portion of his bonus earned for the year in which the termination occurs and his base salary for a period of 12 months and benefits for a period of 18 months. If the Company experiences a change-in-control, the Company will pay Dr. Levin a bonus equal to two times his base salary and accelerate the vesting of all of the unvested options held by Dr. Levin. If Dr. Levin's employment is terminated in connection with a change-in-control or within one year after a change-in-control, the Company will also pay Dr. Levin a pro rata portion of his bonus for the year in which the termination occurs plus a lump sum equal to one times his base salary plus the cost of 18 months of benefits and accelerate the vesting of all of the unvested options held by Dr. Levin. On the other hand, if Dr. Levin is still employed by the Company on the one year anniversary of the change-in-control, the Company will pay him a bonus equal to one times his base salary. Following the termination of his employment with the Company, Dr. Levin has also agreed not to compete with the Company or solicit its employees or customers for two years. In November 2001, Dr. Levin resigned his position as Chief Operating Officer and became the Corporate Vice President and a practicing pathologist at one of the Company's operations.

         The Company entered into an employment agreement with Mr. Marsh effective April 1, 2001, pursuant to which Mr. Marsh is eligible to receive an annual bonus of up to 35% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. Upon termination of his employment by the Company for reasons other than disability, death or cause, Mr. Marsh will receive a pro rata portion of his bonus for the year in which the termination occurs and his base salary and benefits for a period of 12 months. If the Company experiences a change-in-control, the Company will pay Mr. Marsh a bonus equal to one and a half times his base salary and accelerate the vesting of all of the unvested options held by Mr. Marsh. If Mr. Marsh's employment is terminated within one year after a change-in-control, the Company will also pay Mr. Marsh a pro rata portion of his bonus for the year in which the termination occurs plus a lump sum equal to one and a half times his base salary plus the cost of 12 months of benefits and accelerate the vesting of all of the unvested options held by Mr. Marsh. On the other hand, if Mr. Marsh is still employed by the Company on the one year anniversary of the change-in-control, the Company will pay him a bonus equal to one times his base salary. Following the termination of his employment with the Company, Mr. Marsh has also agreed to neither compete with the Company for one year nor solicit its employees or customers for two years.

         The Company entered into an employment agreement with Dr. Smith, in his capacity as an Affiliated Physician, as of December 1, 1997, in connection with the Company's acquisition of Laboratory Physicians in Jacksonville, Florida. On June 1, 2001, the Company and Dr. Smith amended this agreement to change his title from "Medical Director of the Jacksonville Division" to "Executive Vice President of Genomic Strategies and Chief Medical Officer." Upon his termination because of death or disability, the Company will pay Dr. Smith 60 days salary. If Dr. Smith is terminated without cause, the Company will pay him one year salary. If the Company experiences a change-in-control, all of Dr. Smith's unvested options shall become vested. If Dr. Smith's employment is terminated within one year after a change-in-control, the Company will pay Dr. Smith a lump sum equal to one times his base salary and accelerate the vesting of all of the unvested options held by Dr. Smith. Dr. Smith has agreed not to compete with the

Company or solicit employees or customers from the Company for two years following the termination of his employment unless the Company terminates him without cause.

         The Company entered into an employment agreement with Mr. Billington on November 30, 2000 and amended it on April 1, 2001. Under this agreement, Mr. Billington is eligible to receive an annual bonus of up to 30% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. Upon termination of his employment by the Company for reasons other than disability, death or cause, Mr. Billington will receive a pro rata portion of his bonus for the year in which the termination occurs and his base salary for a period of 12 months. If the Company experiences a change-in-control, the Company will pay Mr. Billington a bonus equal to one times his base salary and accelerate the vesting of all of the unvested options held by Mr. Billington. If Mr. Billington's employment is terminated within one year after a change-in-control, the Company will also pay Mr. Billington a pro rata portion of his bonus for the year in which the termination occurs plus a lump sum payment equal to one times his annual base salary and accelerate the vesting of all of the unvested options held by Mr. Billington. Following the termination of his employment with the Company, Mr. Billington has also agreed to neither compete with the Company for one year nor solicit its employees or customers for two years.

         The Company entered into an employment agreement with Mr. Fuller effective April 1, 2001, pursuant to which Mr. Fuller is eligible to receive an annual bonus of up to 35% of his base salary upon attaining mutually agreed upon objectives relating to the Company's performance, and a potential additional amount of bonus for exceeding the objectives. Upon termination of his employment by the Company for reasons other than disability, death or cause, Mr. Fuller will receive a pro rata portion of his bonus for the year in which the termination occurs and his base salary and benefits for a period of 12 months. If the Company experiences a change-in-control, the Company will pay Mr. Fuller a bonus equal to one times his base salary and accelerate the vesting of all of the unvested options held by Mr. Fuller. If Mr. Fuller's employment is terminated in connection with a change-in-control or within one year after a change-in-control, the Company will also pay Mr. Fuller a pro rata portion of his bonus for the year in which the termination occurs plus a lump sum payment equal to one times his annual base salary plus the cost of 12 months of benefits and accelerate the vesting of all the unvested options held by Mr. Fuller. On the other hand, if Mr. Fuller is still employed by the Company on the one-year anniversary of the change-in-control, the Company will pay him a bonus equal to one times his base salary. Following the termination of his employment with the Company, Mr. Fuller has also agreed to neither compete with the Company for one year nor solicit its employees or customers for two years.

         Each of the Named Executive Officers holds options to purchase Common Stock granted under either the Company's Amended and Restated 1996 Stock Option Plan or the Company's 2001 Stock Option Plan. In addition to other events, such options generally become fully exercisable upon: (i) a merger, consolidation, reorganization, liquidation, or dissolution in which the Company does not survive; (ii) a sale, lease, exchange or other disposition of all or substantially all of the Company's property or other assets; (iii) certain specified changes in control of the Company.

Long-Term Incentive and Pension Plans

         The Company does not have any long-term incentive or pension plans.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         From the beginning of 2001 through March 2001, Messrs. Roberts and Stamps were the members of the Compensation Committee of the Board of Directors. From March 2001 to December 2001, Messrs. Gibson and Stamps were the members of the Compensation Committee. In December 2001, Mr. Stamps resigned from the Board of Directors, and Mr. Kelly joined the Board of Directors and the Compensation Committee with Mr. Gibson for the remainder of 2001. All compensation decisions affecting Mr. New were approved by the Compensation Committee and by the Company's Board of Directors, except for Mr. New.

Director Compensation

         The Company pays each director who is not an employee a retainer of $10,000 per year plus $1,500 for each meeting of the Board of Directors, and $500 for each meeting of a committee of the Board of Directors, attended in person. In addition, each director who is not an employee of the Company receives an option to purchase 5,000 shares of Common Stock under the Company's 1996 Director's Stock Option Plan in connection with his or her initial election to the Board of Directors and is eligible to receive discretionary grants of options to purchase additional shares from time to time thereafter. During 2001, the Company made a discretionary grant of 4,000 stock options, at an exercise price of $24.95, to Dr. A. Renschler. The Company also reimburses all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on June 28, 2002.

                                        AMERIPATH, INC.

                                        /s/ Gregory A. Marsh
                                        --------------------------------
                                        Gregory A. Marsh,
                                        Vice President, Chief Financial Officer
                                        and Secretary