Form 10-Q
period 2002-06-30
AMERIPATH INC
filed 2002-08-14
CIK 1027532

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-22313

                                 AMERIPATH, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 65-0642485
----------------------------------------            -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

      7289 Garden Road, Suite 200,
         Riviera Beach, Florida                            33404
----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)

                                 (561) 845-1850
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The registrant had 30,658,204 shares of common stock, $.01 par value, outstanding as of August 5, 2002.

                        AMERIPATH, INC.AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                        PAGE
                                                                                                        -----
PART I--FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
                December 31, 2001......................................................................     3

                Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30,
                2002 and 2001 (Unaudited)..............................................................     4

                Condensed Consolidated Statements of Cash Flows for the Six Months Ended June
                30, 2002 and 2001 (Unaudited)..........................................................     5

                Notes to Condensed Consolidated Financial Statements (Unaudited).......................  6-12

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations............................................................................. 13-39

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk.............................    39

PART II--OTHER INFORMATION

   Item 1.      Legal Proceedings......................................................................    40

   Item 2.      Changes in Securities and Use of Proceeds..............................................    40

   Item 4.      Submission of Matters to Vote of Security Holders......................................    40

   Item 6.      Exhibits and Reports on Form 8-K.......................................................    41

SIGNATURES.............................................................................................    42

PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        AMERIPATH, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,    DECEMBER 31,
                                                        2002          2001
                                                    ------------  ------------
                                                    (UNAUDITED)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................  $      1,768  $      4,808
   Accounts receivable, net ......................        89,039        81,595
   Inventories ...................................         1,431         1,892
   Other current assets ..........................        15,505        15,780
                                                    ------------  ------------
       Total current assets ......................       107,743       104,075
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, NET ......................        24,392        24,118
                                                    ------------  ------------
OTHER ASSETS:
   Goodwill, net .................................       250,077       216,222
   Identifiable intangibles, net .................       254,088       253,562
   Other .........................................         6,980         6,485
                                                    ------------  ------------
       Total other assets ........................       511,145       476,269
                                                    ------------  ------------
Total Assets .....................................  $    643,280  $    604,462
                                                    ============  ============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .........  $     39,452  $     42,876
   Current portion of long-term debt .............           642           469
   Other current liabilities .....................         3,662         3,910
                                                    ------------  ------------
       Total current liabilities .................        43,756        47,255
                                                    ------------  ------------
LONG-TERM LIABILITIES:
   Revolving loan ................................        98,550        90,000
   Long-term debt ................................         2,743         2,853
   Other liabilities .............................         1,650         2,690
   Deferred tax liability ........................        65,554        62,474
                                                    ------------  ------------
       Total liabilities .........................       168,497       158,017
                                                    ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock ..................................           306           302
   Additional paid-in capital ....................       319,590       314,168
   Retained earnings .............................       111,131        84,720
                                                    ------------  ------------
       Total stockholders' equity ................       431,027       399,190
                                                    ------------  ------------
Total Liabilities and Stockholders' Equity .......  $    643,280  $    604,462
                                                    ============  ============

    The accompanying notes are an integral part of these unaudited financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                  ---------------------------   ---------------------------
                                                      2002           2001           2002           2001
                                                  ------------   ------------   ------------   ------------
NET REVENUES:
   Net patient service revenue                    $    114,131   $     97,335   $    219,933   $    189,059
   Net management service revenue                        6,608          7,717         13,698         14,738
                                                  ------------   ------------   ------------   ------------
       Total net revenues                              120,739        105,052        233,631        203,797
                                                  ------------   ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
   Cost of Services:
       Net patient service revenue                      55,169         44,189        105,409         87,777
       Net management service revenue                    3,716          5,201          7,816         10,045
                                                  ------------   ------------   ------------   ------------
          Total cost of services                        58,885         49,390        113,225         97,822
   Selling, general and administrative expenses         20,641         18,168         40,690         35,386
   Provision for doubtful accounts                      14,440         12,548         28,114         23,206
   Amortization expense                                  2,803          4,654          5,585          9,180
   Merger-related charges                                   --             --             --          7,103
                                                  ------------   ------------   ------------   ------------
          Total operating costs and expenses            96,769         84,760        187,614        172,697
                                                  ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                                  23,970         20,292         46,017         31,100
                                                  ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
   Interest expense                                     (1,078)        (4,695)        (2,131)        (9,437)
   Other, net                                               46            120            132            144
                                                  ------------   ------------   ------------   ------------
          Total other expense                           (1,032)        (4,575)        (1,999)        (9,293)
                                                  ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                              22,938         15,717         44,018         21,807

PROVISION FOR INCOME TAXES                               9,175          6,570         17,607          9,419
                                                  ------------   ------------   ------------   ------------

NET INCOME                                        $     13,763   $      9,147   $     26,411   $     12,388
                                                  ============   ============   ============   ============

BASIC EARNINGS PER COMMON SHARE:

   Basic earnings per common share                $       0.45   $       0.36   $       0.87   $       0.50
                                                  ============   ============   ============   ============

   Basic weighted average shares outstanding            30,518         25,092         30,419         24,951
                                                  ============   ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE:

   Diluted earnings per common share              $       0.44   $       0.35   $       0.85   $       0.48
                                                  ============   ============   ============   ============

   Diluted weighted average shares outstanding          31,232         26,139         31,230         26,065
                                                  ============   ============   ============   ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                               -----------------------
                                                                                  2002         2001
                                                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $   26,411   $   12,388
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                  9,461       12,497
     Loss on disposal of assets                                                       (15)         (38)
     Deferred income taxes                                                         (3,500)      (2,600)
     Provision for doubtful accounts                                               28,114       23,206
     Merger-related charges                                                            --        7,103
     Changes in assets and liabilities (net of effects of acquisitions):
       Increase in accounts receivable                                            (34,752)     (34,507)
       Decrease in inventories                                                        461           10
       Decrease in other current assets                                               275          743
       Increase in other assets                                                      (300)        (239)
       Increase in accounts payable and accrued expenses                              165          326
     Merger-related charges paid                                                      (87)      (3,099)
                                                                               ----------   ----------
          Net cash provided by operating activities                                26,233       15,790
                                                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                         (3,755)      (4,591)
     Merger-related charges paid                                                   (1,301)        (402)
     Cash paid for acquisitions and acquisition costs, net of cash acquired        (9,321)        (164)
     Payments of contingent notes                                                 (27,429)     (23,781)
                                                                               ----------   ----------
          Net cash used in investing activities                                   (41,806)     (28,938)
                                                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                           2,158        2,235
     Debt issuance costs                                                             (220)         (94)
     Principal payments on long-term debt                                            (173)        (706)
     Net borrowings under revolving loan                                            8,550       11,784
     Tax benefits from stock options                                                2,218           --
                                                                               ----------   ----------
          Net cash provided by financing activities                                12,533       13,219
                                                                               ----------   ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (3,040)          71
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      4,808        2,418
                                                                               ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    1,768   $    2,489
                                                                               ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued                                                        $      822   $      822
                                                                               ==========   ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted the provisions of SFAS 141 on January 1, 2002 with no significant impact on its financial statements.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. For the second quarter of 2001 and for the year ending December 31, 2001, goodwill amortization was approximately $1.8 million and $7.4 million, respectively. The Company has stopped amortizing goodwill effective January 1, 2002. In addition, due to the fact that a portion of this goodwill was not tax deductible, our effective tax rate was greater than the statutory rate. The elimination of the goodwill amortization, including nondeductible goodwill amortization, from future periods should result in a 1% to 2% reduction in our effective tax rate.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002; however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143 on its financial statements.

                        AMERIPATH, INC. AND SUBSIDIARIES

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121. SFAS 144 is effective for the Company in fiscal 2002. Management does not currently believe that the implementation of SFAS 144 will have a material impact on the Company's financial condition or results of operations.

NOTE 2--ACQUISITIONS

     During the first six months of 2002, the Company acquired a lab operation in California and purchased the remaining interest of the Denver, Colorado operation which was previously managed by the Company under a management services agreement. Total consideration paid consisted of cash, common stock, and consideration in the form of contingent notes and the assumption of certain liabilities. In addition, during the second quarter of 2002 and the six months ended June 30, 2002, the Company made contingent note payments of $9.8 million and $27.4 million, respectively, relating to previous acquisitions.

NOTE 3--GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

     Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

                                                             JUNE 30, 2002
                               JUNE 30,   DECEMBER 31,    AMORTIZATION PERIODS
                                2002         2001                (YEARS)
                             ----------   ------------   -----------------------
                                                                      WEIGHTED
                                                           RANGE      AVERAGE
                                                         ----------  -----------
Hospital contracts........... $  215,944   $    211,638    25-40            32.2
Physician client lists.......     68,732         66,646    10-30            20.8
Laboratory contracts.........      4,543          4,543      10             10.0
Management service agreement      11,039         11,379      25             25.0
                              ----------   ------------
                                 300,258        294,206
Accumulated amortization.....    (46,170)       (40,644)
                              ----------   ------------
Identifiable intangibles, net $  254,088   $    253,562
                              ==========   ============

Goodwill..................... $  273,275   $    239,361
Accumulated amortization.....    (23,198)       (23,139)
                              ----------   ------------
Goodwill, net................ $  250,077   $    216,222
                              ==========   ============

     The weighted average amortization period for identifiable intangible assets is approximately 29 years.

     The Company adopted the provisions of FASB Statement No. 141 as of January 1, 2002. FASB Statement No. 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company adopted the provisions of FASB Statement No. 142 as of January 1, 2002. Accordingly, the Company completed the transitional impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill or indefinite lived intangible assets as of January 1, 2002.

                        AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

The following reconciliation adjusts net income for amortization expense related to goodwill that is no longer amortized under the provision of FASB Statement No. 142:

                                                              Three Months Ended    Six Months Ended
                                                                 June 30, 2001       June 30, 2001
                                                              ------------------    ----------------
(Unaudited, amounts in thousands, except per share data)
Earnings effect:
Net income, as reported                                       $            9,147    $         12,388
Goodwill amortization, net of tax                                          1,344               2,688
                                                              ------------------    ----------------
Adjusted net income                                                       10,491    $         15,076
                                                              ==================    ================
EPS effect:
Net icome, as reported                                        $              .35    $            .48
Goodwill amortization                                                        .05                 .10
                                                              ------------------    ----------------
Adjusted net income                                           $              .40    $            .58
                                                              ==================    ================

Diluted shares outstanding                                                26,139              26,065
                                                              ==================    ================

NOTE 4--MERGER-RELATED CHARGES

     In connection with the Inform DX merger and other previous acquisitions, the Company has recorded specific reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs. As part of the Inform DX acquisition, the Company is closing or consolidating certain facilities.

     A reconciliation of the activity for the six months ended June 30, 2002 with respect to the merger-related reserves is as follows:

                                                         BALANCE       STATEMENT OF                   BALANCE
                                                       DECEMBER 31,     OPERATIONS                    JUNE 30,
                                                           2001           CHARGES       PAYMENTS        2002
                                                       ------------    ------------    ----------    ----------
Transaction costs...................................   $        116    $         --    $      (87)   $       29
Employee termination costs..........................          3,432              --          (965)        2,467
Lease commitments...................................          2,165              --          (310)        1,855
Other exit costs....................................            160              --           (26)          134
                                                       ------------    ------------    ----------    ----------
     Total..........................................          5,873    $         --    $   (1,388)        4,485
                                                                       ============    ==========
Less: portion included in other current liabilities.         (3,183)                                     (2,835)
                                                       ------------                                  ----------
     Total included in other liabilities............   $      2,690                                  $    1,650
                                                       ============                                  ==========

NOTE 5--MARKETABLE SECURITIES

     The Company accounts for investments in certain debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 ( "SFAS No. 115 "), "Accounting for Certain Debt and Equity Securities ". Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.


                        AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

     In September 2000, the Company made a $1 million investment in Genomics Collaborative, Inc ("GCI") for which it received 333,333 shares of Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. As of June 30, 2002, it appears that GCI has sufficient cash to fund operations for the next twelve months. In the event that they are unable to become profitable and/or raise additional funding, it could result in an impairment of the Company's investment. This available for sale security is recorded at its estimated fair value, which approximates cost, and is classified as other assets on the Company's consolidated balance sheet. At June 30, 2002, there were no unrealized gains or losses associated with this investment.

NOTE 6--COMMITMENTS AND CONTINGENCIES

     Medical Malpractice-Through June 30, 2002, the Company was insured for medical malpractice risks on a claims made basis. The Company has recorded an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted. Effective July 1, 1999, the Company changed its medical malpractice carrier and the Company is currently in a dispute with its former insurance carrier on an issue related to the applicability of surplus insurance coverage. The Company believes that an unfavorable resolution, if any, of such dispute would not have a material adverse effect on the Company's financial position or results of operations.

     Effective July 1, 2002, the Company formed a captive insurance company to partially self-insure for medical malpractice. The captive combined with excess coverage will provide insurance on a per claim basis. The Company does not have any aggregate excess stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims will be made based on actuarial estimates. We anticipate significant increased cost and risk retention by the Company in connection with this program. Actual costs in future periods could differ materially from actuarial studies depending on the frequency and severity of actual claims experience.

     Self-insured health benefits-Effective August 1, 2002, health care benefits were provided under a company-sponsored self-insured plan. The Company will record its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported.

     The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

     Healthcare Regulatory Environment and Reliance on Government Programs-The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company's net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company's services under these programs could have a material adverse effect on the Company's financial position and results of operations. The Company's operations are continuously subject to review and inspection by regulatory authorities.

                        AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

     We have recently received subpoenas issued by the United States Attorney's office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney's office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

NOTE 7--EARNINGS PER SHARE

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

     Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

                                                     Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                    ---------------------   ---------------------
                                                      2002        2001         2002       2001
                                                    ---------   ---------   ---------   ---------
Earnings Per Common Share:
   Net income                                       $  13,763   $   9,147   $  26,411   $  12,388
                                                    =========   =========   =========   =========
   Basic earnings per common share                  $    0.45   $    0.36   $    0.87   $    0.50
                                                    =========   =========   =========   =========
   Diluted earnings per common share                $    0.44   $    0.35   $    0.85   $    0.48
                                                    =========   =========   =========   =========

   Basic weighted average shares outstanding           30,518      25,092      30,419      24,951
   Effect of dilutive stock options and warrants          714       1,047         811       1,114
                                                    ---------   ---------   ---------   ---------
   Diluted weighted average shares outstanding         31,232      26,139      31,230      26,065
                                                    =========   =========   =========   =========

     Certain shares of common stock that are issuable upon the exercise of options have been excluded from the per share calculation because their effect would be anti-dilutive.

                        AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 8--COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the Company to report and display certain information related to comprehensive income. As of June 30, 2002 and December 31, 2001 net income equaled comprehensive income.

NOTE 9--SEGMENT REPORTING

     The Company has two reportable segments, Owned and Managed operations. The segments were determined based on the type of service and customer. Owned operations provide anatomic pathology services to hospitals and referring physicians, while under the management relationships the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on revenue and income before amortization of intangibles, merger-related charges, interest expense, other income and expense and income taxes ("Segment Income from Operations"). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

     The following is a summary of the financial information for the three and six months ended June 30, 2002 and 2001, for the business segments and corporate.

                                                Three months ended June 30,      Six months ended June 30,
                                                ---------------------------     ---------------------------
                                                    2002           2001             2002           2001
                                                ------------   ------------     ------------   ------------
Owned

Net patient service revenue                     $    114,131   $     97,335     $    219,933   $    189,059
Income from operations                                33,178         30,488           64,496         57,814
Segment assets                                                                       449,524        301,498

Managed

Net management service revenue                  $      6,608   $      7,717     $     13,698   $     14,738
Income from operations                                   908          1,152            1,689          2,281
Segment assets                                                                        23,101         21,950

Corporate

Operating loss                                  $     (7,313)  $     (6,694)    $    (14,583)  $    (12,712)
Segment assets                                                                       207,955        294,489
Elimination of intercompany accounts                                                 (37,300)       (30,063)

                        AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

NOTE 10--SUBSEQUENT EVENTS

     Subsequent to June 30, 2002, the Company paid approximately $1.0 million relating to contingent notes issued in connection with previous acquisitions, which has been recorded as additional purchase price and an increase in goodwill.

     In July 2002, the Company acquired O'Quinn Medical Pathology Association, Inc., a full service anatomic pathology operation located in Augusta, Georgia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are one of the leading national providers of anatomic pathology services. The more than 400 pathologists in our owned and managed operations provide medical diagnostic services in outpatient laboratories owned or managed by us, in hospitals, and in ambulatory surgery centers. Under our ownership or employment model, we have a controlling equity (i.e., voting) interest or a controlling financial interest in pathology operations. We refer to these operations as our owned operations. Under our management or equity model, we operate pathology laboratories under long-term management services agreements. We refer to these as our managed operations. Under the management services agreements, we provide facilities and equipment as well as administrative and technical support for the managed operations. As of June 30, 2002, we had five managed operations. When we refer to "companies" generally, we mean our owned and managed operations as a group.

     As of June 30, 2002, our companies had contracts or business relationships with more than 200 hospitals pursuant to which we manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships. We also have 14 primary outpatient laboratories and numerous satellite labs where we are licensed to perform outpatient pathology services.

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

RECENT DEVELOPMENTS

     Acquisitions-During the first six months of 2002, the Company has made two acquisitions. The first acquisition, in February 2002, was an operation located in Denver, Colorado which was previously managed by the Company under a management services agreement. The second acquisition, in April 2002, was a full service anatomic pathology laboratory located in Irvine, California. The total consideration paid by the Company in connection with these acquisitions included cash, common stock, consideration in the form of contingent notes and the assumption of certain liabilities. In addition, during the first six months of 2002, the Company made contingent note payments of $27.4 million relating to previous acquisitions. In July 2002, the Company acquired O'Quinn Medical Pathology Association, Inc., a full service anatomic pathology located in Augusta, Georgia. The combined estimated bookable revenue in 2002 related to these acquisitions is $15 million.

     Malpractice Insurance - In late June 2002, we completed the renewal of our medical malpractice insurance program for the policy year beginning July 1, 2002. In connection with our renewal we were unable to obtain traditional lines of coverage similar to previous coverage. As a result, we formed a captive insurance company to partially self-insure our medical malpractice risk. Under the captive structure we will retain more risk for medical malpractice costs, including settlements and claims expense, than our previous coverage. The captive insurance company and excess policies provide malpractice insurance on a per-claim basis. We have no aggregate excess stop loss protection. Based on actuarial estimates, our medical malpractice costs for the policy year beginning July 1, 2002 are expected to increase $6.0 to $8.0 million over the previous year. Although we have estimated this increase based on actuarial studies, actual costs could exceed these amounts depending on the frequency and severity of our actual claims experience.

     2003 Medicare Reimbursement - On June 28, 2002, the Department of Health and Human Services' Centers for Medicare and Medicaid Services ("CMS") issued proposed revisions to payment policies under the physician fee schedule for calendar year 2003. Under the proposed rule, reimbursement from Medicare for anatomic pathology services would decrease in 2003. The proposed rule calls for a 4.4% reduction in the physician conversion factor from $36.92 to $34.61. In addition, the proposed rule would reduce the amount of money paid to pathologists for practice and overhead expenses through a reduction in the pathologists' relative value unit factors. Based on the proposed regulation, and our 2002 estimated volume and mix, we estimate that net revenue would be negatively impacted by $10.0 million to $11.0 million per year, or 2% of our total estimated net revenue. Currently, there is a Medicare reform bill that has already passed two house committees that would increase the physician conversion factor for 2003 by 2 %. If this proposed legislation passes our estimated negative impact on net revenue would be reduced to $3.0 to $4.0 million per year. These proposals are subject to comment and the final regulations, which are due to be published in the fourth quarter of 2002, may differ and have other positive or negative impacts on our future net revenue.

     National Clinical Labs - As previously disclosed in the first quarter of 2002, our Philadelphia operation experienced substantial declines in volume from Quest Diagnostics, Incorporated ("Quest"). This decline continued in the second quarter and we experienced declines in Quest volume in Southern California. Subsequent to June 30, 2002, our Orlando operation experienced a reduction in Quest cytology volume. For the second quarter, Quest revenue was approximately $7.0 million. Although we have not received formal notification of contract termination, we believe that, over the next 12 to 18 months, Quest will internalize the anatomic pathology work currently subcontracted to us. Although there can be no assurance, we believe that, through directed marketing and managed care efforts, we will be able to replace, over the next 24 months, 50% to 75% of this unit volume with retail business at higher reimbursement rates. This transition away from our largest single outpatient customer could result in earnings different than current expectations due to changes in timing of the transition, higher unit costs due to excess capacity, lack of managed care penetration and/or the degree of success in our marketing efforts. In addition, we are currently assessing the potential impairment of identifiable intangible assets, specifically lab contracts. In the event it is determined that these intangibles are impaired, we would record an impairment charge. As of June 30, 2002, we had net intangibles assets related to lab contracts of $2.7 million. In addition, we may need to reevaluate the goodwill of the affected reporting units for possible impairment.

     Regulatory Matters - We have recently received subpoenas issued by the United States Attorney's office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney's office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

                                                 THREE MONTHS   SIX MONTHS
                                                  ENDED JUNE    ENDED JUNE
                                                      30,           30,
                                                 ------------   ----------
                                                 2002    2001   2002  2001
                                                 ----    ----   ----  ----
     Revenue Type
         Outpatient........................        50%     47%    49%   45%
         Inpatient.........................        45%     46%    45%   48%
         Management service revenues.......         5%      7%     6%    7%

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

     . negotiated reimbursement rates with national clinical laboratories and other third-party payors; and

     .    other discounts and allowances.

     In many instances, the national clinical laboratories contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. We, in turn, subcontract with national clinical laboratories to provide anatomic pathology services at a discounted fee-for-service rate and previously attempted to increase the number of such subcontracts to increase test volume. As discussed in Recent Developments, we expect revenue from certain national clinical laboratories to decline in future periods. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue. However, we may be required to enter into more capitated arrangements in order to compete effectively for managed care contracts in the future.

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

     In addition to services billed on a fee-for-service basis, our hospital-based pathologists generally have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. In some cases, we bill non-Medicare patients according to a fee schedule for what is referred to as clinical professional component ("CPC") charges. Our historical collection experience for CPC charges is significantly lower than other anatomic pathology charges. For example, one of our billing operations collects approximately 35% of net charges for hospital CPC services compared to 70% for hospital anatomic pathology services. This rate translates to a 50% bad debt rate for CPC charges and increases our overall bad debt percentage. For Medicare patients, the pathologist is typically paid a director's fee or a "Part A" fee by the hospital. Hospitals and third-party payors are continuing to increase pressure to reduce our revenue from CPC and "Part A" fees, and in the future we may sustain substantial decreases in this revenue source or experience further deterioration in CPC collectibility. In the event that hospitals and third party payors are successful in reducing these sources of revenue, without corresponding price increases for other services, our profits will be negatively impacted since the majority of the costs supporting these revenues are fixed costs in the form of physicians expense.

     Approximately 20% of our collections for the six months ended June 2002 were from government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for services under these programs could have a material adverse effect on our financial position and results of operations.

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

     CMS reviews annually the RBRVS payment schedule in conjunction with its budgeting process. The resulting payment schedule is published each year in the Federal Register in November. The blended payment rates for services provided by AmeriPath to Medicare patients, based on our values and locations of services, increased by approximately 11.3% from 1999 to 2000, and by 6.8% from 2000 to 2001. A final rule published in the Federal Register on November 1, 2001 indicates that the conversion factor used in the Medicare Physician Fee Schedule for 2002 was reduced by 5.4%. The RVUs were also changed in 2002, with certain services getting an increase in RVUs, while others are decreased. We estimate the overall impact to be neutral for 2002. As discussed in Recent Developments, the proposed rules for 2003 would result in a 10% reduction in Medicare payment rates and an overall 2% reduction in our net revenue. There can be no assurance that we will receive similar increases or decreases in the future.

     In 1999, CMS announced that it would cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory because they concluded payment for the technical component is included already in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change commenced January 1, 2001. Under these rules, independent pathology laboratories would be required to bill the hospital directly for technical services on hospital Medicare inpatients. Congress, however, "grandfathered," for a period of two years, certain existing hospital-lab arrangements in effect before July 22, 1999. Effective January 2001, hospital arrangements that were not grandfathered are not reimbursed by Medicare for the technical component. The majority of our hospital arrangements were grandfathered under the proposed rules. Upon expiration of the two years, the grandfather provision is scheduled to expire. Currently, there is proposed legislation which would extend the grandfather provision for an additional year. We estimate that 1% to 2% of our total revenue may be subject to these rules when the grandfather provision expires. When the grandfather provision expires, we believe we will either negotiate acceptable payment terms for these services from our hospitals or consider discontinuing our technical component services resulting in lower costs.

MANAGED CARE CONTRACTING

     The Company signed 12 new managed care agreements in the second quarter of 2002, primarily in the midwest, southeast, northeast and southwest regions, generally on a non-exclusive fee-for-service basis, covering approximately 1.6 million lives.

CRITICAL ACCOUNTING POLICIES AND METHODS

   Intangible Assets

     As of June 30, 2002, we had net identifiable intangible assets and goodwill of $254.1 million and $250.1 million, respectively. Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors. Significant changes in our future cash flow resulting from events such as loss of hospital or national lab contracts, physician referrals, or management service agreements could result in further charge offs of intangible assets.

     Identifiable intangible assets include hospital contracts, physician referral lists, laboratory contracts, and management service contracts acquired in connection with acquisitions. Such assets are recorded at fair value the date of acquisition as determined by management and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives, we considered each practice's operating history, contract renewals, stability of physician referral lists and industry statistics. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

     Upon the adoption of FASB Statement No. 142 on January 1, 2002, we ceased amortizing goodwill and performed an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of FASB Statement No. 142. The results of the analysis indicated no impairment of goodwill or other indefinite lived intangible assets. If we are required to record an impaiarment charge in the future, it would have an adverse impact on our results of operations.

   Revenue Recognition

     We recognize net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provision for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision, our results of operations and financial position.

   Contingent Purchase Price

     Our acquisitions, except for the pooling with Inform DX, have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including the acquired operation's demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, often result in the sellers and us being unable to reach agreement on the final purchase price. Therefore, we typically agree to pay a minimum purchase price and to pay additional purchase price consideration to the sellers in proportion to their respective ownership interest. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the operations over periods typically ranging from three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. Additional payments made in connection with contingent notes are accounted for as additional purchase price, which increases the recorded goodwill and, in accordance with accounting principles, generally accepted in the United States of America, are not reflected in our results of operations.

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

   Principles of Consolidation

     Our consolidated financial statements include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which we have the controlling financial interest by means other than the direct record ownership of voting stock. Intercompany accounts and transactions have been eliminated. If it was determined that we do not have a controlling financial interest for any or all companies where we do not have a direct ownership of voting stock, our results of operations could be materially affected. We do not consolidate the physician groups we manage as we do not have controlling financial interests in those groups as described in EITF 97-2.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Changes in the results of operations between the three and six month periods ended June 30, 2002 and 2001 are due primarily to the various acquisitions we consummated subsequent to June 30, 2001. Reference to same store means practices at which we provided services for the entire period for which the amount is calculated and the entire prior comparable period, including de novo (start-up) operations and expanded ancillary testing services added to existing operations. During the second quarter of 2002, we completed one acquisition.

PERCENTAGE OF NET REVENUE

     The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                      ----------------------    ----------------------
                                                        2002          2001        2002          2001
                                                      --------      --------    -------       --------
NET REVENUES                                             100.0%        100.0%     100.0%         100.0%
                                                      --------      --------    -------       --------
OPERATING COSTS AND EXPENSES:
  Cost of services                                        48.8%         47.0%      48.5%          48.0%
  Selling, general and administrative expenses            17.1%         17.3%      17.4%          17.4%
  Provision for doubtful accounts                         12.0%         11.9%      12.0%          11.4%
  Amortization expense                                     2.2%          4.5%       2.4%           4.5%
  Merger-related charges                                     -            --         --            3.4%
                                                      --------      --------    -------       --------
    Total operating costs and expenses                    80.1%         80.7%      80.3%          84.7%
                                                      --------      --------    -------       --------
INCOME FROM OPERATIONS                                    19.9%         19.3%      19.7%          15.3%

  Interest expense and other income, net                    .9%          4.3%        .9%           4.6%
                                                      --------      --------    -------       --------

INCOME BEFORE INCOME TAXES                                19.0%         15.0%      18.8%          10.7%

PROVISION FOR INCOME TAXES                                 7.6%          6.3%       7.5%           4.6%
                                                      --------      --------    -------       --------

NET INCOME                                                11.4%          8.7%      11.3%           6.1%
                                                      ========      ========    =======       ========

   Net Revenues

     Net revenues increased by $15.6 million, or 14.9%, from $105.1 million for the three months ended June 30, 2001 to $120.7 million for the three months ended June 30, 2002. Same store net revenue increased $9.8 million or

9.3% from $105.1 million for the three months ended June 30, 2001 to $114.9 million for the three months ended June 30, 2002. We estimate that 3% of the same store revenue increase was attributable to price and the remaining 6% of the same store revenue increase was attributable to volume and mix. Same store outpatient revenue increased $6.1 million, or 12.6%, same store hospital revenue increased $3.3 million, or 6.7%, and same store management service revenue increased $.4 million, or 5.2%, compared to the same period of the prior year. The remaining increase in revenue of $5.8 million resulted from acquired operations. Our mix of revenue for the second quarter of 2002 was 49.9% outpatient, 44.7% inpatient (hospital based) and 5.4% management services.

     During the three months ended June 30, 2002, approximately $7.6 million, or 6.3%, of the Company's net revenue was attributable to contracts with national labs including Quest Diagnostics ("Quest") and Laboratory Corporation of America Holdings ("LabCorp"). As previously discussed in Recent Developments, we are currently experiencing substantial declines in volume from Quest work in our Philadelphia and Southern California laboratories. As a result, we are attempting to broaden our customer base in these markets to lessen any potential impact. There can be no assurances that we will be able to recover lost volume. Our decision or decisions by Quest or LabCorp to discontinue processing work from the national laboratories, could materially harm our financial position and results of operations, including the potential impairment of intangible assets. As of June 30, 2002, we had net identifiable intangible assets related to lab contracts of $2.7 million.

     Net revenues increased by $29.8 million, or 14.6%, from $203.8 million for the six months ended June 30, 2001 to $233.6 million for the six months ended June 30, 2002. Same store net revenue increased $21.4 million, or 10.5%, from $203.8 million for the six months ended June 30, 2001 to $225.2 million for the six months ended June 30, 2002. Same store outpatient revenue increased $13.5 million, or 14.8%, same store hospital revenue increased $6.4 million, or 6.6%, and same store management service revenue increased $1.4 million, or 9.7%, compared to the same period of the prior year. The remaining increase in revenue of $8.4 million resulted from the operations of laboratories acquired since June 2001.

     In addition, approximately $25.0 million, or 10.7%, of the Company's net revenue is derived from 29 hospitals operated by HCA, Inc. ("HCA"), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts or relationships we may have with these and other hospitals are short-term and allow for termination by either party with relatively short notice. HCA has been under government investigation for some time, and we believe that HCA is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures or sales of HCA hospitals or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

   Cost of Services

     Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $9.5 million, or 19.2%, from $49.4 million for the three months ended June 30, 2001 to $58.9 million for the same period in 2002. The increase in cost of services relates primarily to the increase in net revenues (approximately $6.7 million) and the practices acquired since June 30, 2001 (approximately $2.8 million). The increase can also be attributed to the increase in physician compensation. Cost of services, as a percentage of net revenues, increased slightly from 47.0% for the three months ended June 30, 2001 to 48.8% in the comparable period of 2002. Gross margin decreased from 53.0% for the three months ended June 30, 2001 to 51.2% for the same period in 2002. The decline in the gross margin is attributable to a reduction in Quest business at our Philadelphia and Southern California laboratories. The Company elected to maintain staff in anticipation of replacing that business with retail work. These excess staff positions cost 1% of gross margin.

     Cost of services increased by $15.4 million, or 15.7%, from $97.8 million for the six months ended June 30, 2001 to $113.2 million for the same period in 2002. The increase in cost of services can be attributed primarily to the increase in net revenues (approximately $12.1 million) and the practices acquired since June 30, 2001 (approximately $3.2 million). Cost of services, as a percentage of net revenues, increased slightly from 48.0% for the six months ended June 30, 2001 to 48.5% in the comparable period of 2002. Gross margin decreased from 52.0% in the six months ended June 30, 2001 to 51.6% for the same period in 2002.

   Selling, General and Administrative Expenses

     The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses decreased from 17.3% for the three months ended June 30, 2001 to 17.1% for the same period of 2002, as the Company continues to implement measures to better control these costs and continues to spread these costs over a larger revenue base. One of the Company's objectives is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may increase as the Company continues to invest in marketing, information systems and billing operations.

     Selling, general and administrative expenses increased by $2.5 million, or 13.6%, from $18.2 million for the three months ended June 30, 2001 to $20.6 million for the comparable period of 2002. Of this increase, approximately $.7 million was attributable to the increase in billing and collection costs, $.6 million in increased IT costs to enhance the Company's information and support services, and approximately $.4 million is attributable to the acquisitions the Company completed after June 30, 2001. The remaining increase of $.8 million was due primarily to increased staffing levels in marketing, human resources and accounting, salary increases during the fourth quarter of 2001, and costs incurred to expand the Company's administrative support infrastructure. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company's penetration in the urology, gastroenterology and oncology markets.

     As a percentage of consolidated net revenues, selling, general and administrative expenses remained constant at 17.4% for the six months ended June 30, 2001 when compared to the same period of 2002. Selling, general and administrative expenses increased by $5.3 million, or 15.0%, from $35.4 million for the six months ended June 30, 2001 to $40.7 million for the comparable period of 2002. The increase can be attributed to the same reasons stated above, including approximately $1.6 million attributable to the increase in billing and collection costs, $2.5 million in increased sales, marketing and IT costs, and approximately $.5 million attributable to the acquisitions the Company completed after June 30, 2001.

   Provision for Doubtful Accounts

     The provision for doubtful accounts increased by $1.9 million, or 15.1%, from $12.5 million for the three months ended June 30, 2001 to $14.4 million for the same period in 2002. The provision for doubtful accounts as a percentage of net revenues was 11.9% and 12.0% for the three month periods ended June 30, 2001 and 2002, respectively.

     The provision for doubtful accounts increased by $4.9 million, or 21.1%, from $23.2 million for the six months ended June 30, 2001 to $28.1 million for the same period in 2002. The provision for doubtful accounts as a percentage off net revenues was 11.4% and 12.0% for the six month periods ended June 30, 2001 and 2002, respectively. This increase was related primarily to conservative reserve practices as same store revenue accelerates, extended account aging in some practices where billing systems have been converted and increased clinical professional component billing, which generally has a higher bad debt ratio.

   Amortization Expense

     Amortization expense decreased by $1.9 million, or 39.8%, from $4.7 million for the three months ended June 30, 2001 to $2.8 million for the same period of 2002. The decrease is attributable to the discontinuance of goodwill amortization as promulgated by Statement of Financial Accounting Standards No. 142, "Goodwill and Other

Intangible Assets", which was effective January 1, 2002. Identifiable intangible amortization expense is expected to increase in the future as a result of additional identifiable intangible assets arising from future acquisitions.

     Amortization expense decreased by $3.6 million, or 39.2%, from $9.2 million for the six months ended June 30, 2001 to $5.6 million for the same period of 2002.

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

   Income from Operations

     Income from operations increased $3.7 million, or 18.1%, from $20.3 million for the three months ended June 30, 2001 to $24.0 million in the same period of 2002.

     Income from operations increased $14.9 million, or 48.0%, from $31.1 million for the six months ended June 30, 2001 to $46.0 million in the same period of 2002. Without giving effect to merger-related charges of $7.1 million in 2001, income from operations increased by $7.8 million, or 20.5%, from $38.2 million in the six months ended June 30, 2001 to $46.0 million in the same period of 2002.

   Interest Expense

     Interest expense decreased by $3.6 million, or 77.0%, from $4.7 million for the three months ended June 30, 2001 to $1.1 million for the same period in 2002. This decrease was attributable to a combination of lower average amount of debt outstanding and lower interest rates during the three months ended June 30, 2002. For the three months ended June 30, 2002, average indebtedness outstanding was $103.4 million, compared to average indebtedness of $211.9 million outstanding in the same period of 2001. The Company's effective interest rate was 4.2% and 8.9% for the three month periods ended June 30, 2002 and 2001, respectively.

     Interest expense decreased by $7.3 million, or 77.4% from $9.4 million for the six months ended June 30, 2002 to $2.1 million for the same period in 2002. This decrease was attributable to a combination of lower average amount of debt outstanding and lower interest rates during the six months ended June 30, 2002. The decrease in the average indebtedness was due to the Company completing a secondary offering and using the proceeds to repay debt in the fourth quarter of 2001. In addition, during the fourth quarter of 2001, the Company entered into a new credit facility agreement. The new credit facility has a borrowing rate based on the Company's leverage ratio. As of June 30, 2002, the borrowing rate was LIBOR plus 150 basis points.

   Provision for Income Taxes

     The effective income tax rate was approximately 41.8% and 40.0% for the three-month period ended June 30, 2001 and 2002, respectively. In 2001, the effective tax rate was higher than AmeriPath's statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company's acquisitions.

     The effective income tax rate was approximately 43.2% and 40.0% for the six-month periods ended June 30, 2001 and 2002, respectively. In addition to non-deductible goodwill amortization, the Company had non-deductible merger-related charges for the six-month period ended June 30, 2001, which further increased the effective tax rate. The effective tax rate for the six month period ended June 30, 2001 excluding these items would have been approximately 41.7%.

   Net Income

Net income for the three months ended June 30, 2002 was $13.8 million, an increase of $4.6 million, or 50.5%, over the same period in 2001. Diluted earnings per share for the three months ended June 30, 2002 increased to $0.44 from $0.35 for the comparable period of 2001, based on 31.2 million and 26.1 million weighted average shares outstanding, respectively.

Net income for the six months ended June 30, 2002 was $26.4 million, an increase of $14.0 million, or 113.2%, over the same period in 2001. Without giving effect to the merger-related charges of $7.1 million in 2001, net income increased by $9.5 million, or 56.6%, from $16.9 million in the six months ended June 30, 2001 to $26.4 million in the same period of 2002. Diluted earnings per share for the six months ended June 30, 2002 increased to $0.85 from $0.48 for the comparable period of 2001, based on 26.1 million and 31.2 million weighted average shares outstanding, respectively. Diluted earnings per share was $0.65 for the six months ended June 30, 2001, without giving effect to any special charges.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had working capital of approximately $64.0 million, an increase of $7.2 million from the working capital of $56.8 million at December 31, 2001. The increase in working capital was due primarily to the increase in net accounts receivable of $7.4 million and a decrease in accounts payable and accrued expenses of $3.4 million, partially offset by a reduction in cash and cash equivalents of $3.0 million.

     For the six month periods ended June 30, 2001 and 2002, cash flows from operations were $15.8 million, 7.7% of net revenue, and $26.2 million, 11.2% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $3.1 million, cash flow from operations would have been $18.9 million, or 9.3% of net revenue for the six months ended June 30, 2001. For the six months ended June 30, 2002, cash flow from operations and borrowings under the Company's credit facility were used to make contingent note payments of $27.4 million, fund acquisitions of $9.3 million, and acquire $3.8 million of property and equipment.

     The credit facility provides for borrowings of up to $200 million, with commitments totaling $175 million, in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of June 30, 2002, $98.6 million was outstanding under the revolving loan with an annual effective interest rate of 4.2%. In addition, the Company has $1.9 million in letters of credit outstanding as of June 30, 2002. At June 30, 2002, the Company had $74.5 million available under its credit facility.

     The credit facility has a five-year term with a final maturity date of November 30, 2006. Interest is payable monthly at variable rates which are based, at the Company's option, on the agent's base rate (4.75% at June 30, 2002) or the LIBOR rate plus a premium that is based on the Company's ratio of total funded debt to pro forma consolidated earnings before interest, taxes, depreciation and amortization. As of June 30, 2002, the LIBOR premium was 150 basis points. The new facility also requires a commitment fee to be paid quarterly equal to 0.375% of the unused portion of the total commitment. The credit facility has three basic financial covenants regarding leverage, fixed charge coverage and interest coverage. In addition, the agreement has a number of nonfinancial covenants. At June 30, 2002, we are in compliance with the covenants of the credit facility. The unused commitments under the credit facility will be used for general working capital needs and our acquisition program.

     During the second quarter of 2002, the Company completed one acquisition. Total consideration paid consisted of cash, common stock and consideration in the form of contingent notes and the assumption of certain liabilities.

     In connection with all of our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the practices. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by the acquired practices over periods typically ranging from three to five years from the date of the acquisition, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each acquired practice are achieved, we would make aggregate maximum payments, including principal and interest, of approximately $142.4 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement were not met. In the second quarter of 2002, we made contingent note payments aggregating $9.8 million. These contingent note payments are currently estimated to be $8.6 million and $34-$35 million for the remainder of 2002 and the year 2003, respectively. After 2003, without giving effect to future acquisitions, these payments are projected to decline. However, future acquisitions are likely and, therefore, depending upon the timing and amount of such acquisitions, aggregate contingent note payments could increase.

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

     In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the following factors should be carefully considered when evaluating the Company's business and future prospects: general economic conditions; competition and changes in competitive factors; the extent of success of the Company's operating initiatives and growth strategies (including without limitation, the Company's continuing efforts to (i) achieve continuing improvements in performance of its current operations, by reason of various synergies, marketing efforts, revenue growth, cost savings or otherwise, (ii) transition into becoming a fully integrated healthcare diagnostic information provider, including the Company's efforts to develop, and the Company's investment in, new products, services, technologies and related alliances, such as the alliance with Genomics Collaborative, Inc. (iii) acquire or develop additional pathology practices (as further described below), and (iv) develop and expand its managed care contracts); federal and state healthcare regulation (and compliance); reimbursement rates under government-sponsored and third party healthcare programs and the payments received under such programs; changes in coding; changes in technology; dependence upon pathologists and contracts; the ability to attract, motivate, and retain pathologists; labor and technology costs; marketing and promotional efforts; the availability of pathology practices in appropriate locations that the Company is able to acquire on suitable terms or develop; the successful completion and integration of acquisitions (and achievement of planned or expected synergies); access to sufficient amounts of capital on satisfactory terms; and tax laws. In addition, the Company's strategy to penetrate and develop new markets involves a number of risks and challenges and there can be no assurance that the healthcare regulations of the new states in which the Company enters and other factors will not have a material adverse effect on the Company. The factors which may influence the Company's success in each targeted market in connection with this strategy include: the selection of appropriate qualified practices; negotiation, execution and consummation of definitive acquisition, affiliation, management and/or employment agreements; the economic stability of each targeted market; compliance with state, local and federal healthcare and/or other laws and regulations in each targeted market (including health, safety, waste disposal and zoning laws); compliance with applicable licensing approval procedures; restrictions under labor and employment laws, especially non-competition covenants. Past performance is not necessarily indicative of future results. Certain risks, uncertainties and other factors discussed or noted above are more fully described elsewhere in this Report, including under the caption--"Risk Factors" below.

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

     Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other governmental health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that government authorities might take a contrary position or might investigate our arrangements with physicians and third parties, particularly those arrangements that do not satisfy the compliance safe harbors provided under the relevant regulations or that are similar to arrangements found to be problematic in advisory opinions of the Department of Health and Human Services Office of Inspector General (OIG). For example, the OIG has addressed physician practice management arrangements in an advisory opinion and found that management fees based on a percentage of practice revenues may violate the federal anti-kickback statute. While we believe our fee arrangements can be distinguished from those addressed in the opinion, government authorities may disagree. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of our collections from owned operations during the six months ended June 30, 2002, would eliminate an important source of revenue and could materially adversely affect our business. In addition, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue.

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

     The Health Care Insurance Portability and Accountability Act, or HIPAA, created provisions that impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of collections for the first six months of 2002, would eliminate an important source of revenue and could materially adversely affect our business.

Federal and state regulation of the privacy, security and transmission of health information could restrict our operations, impede the implementation of our business strategies or cause us to incur significant costs.

     The privacy, security and transmission of health information is subject to federal and state laws and regulations, including HIPAA. Some of our operations will be subject to HIPAA and its regulations. Because HIPAA's privacy regulations do not supersede state laws that are more stringent, we will have to comply both with the federal privacy regulations under HIPAA and with any state privacy laws that are more stringent than HIPAA. Our operations that are subject to HIPAA must be in compliance with HIPAA's privacy regulations by April 2003. Another set of regulations issued under HIPAA establishes uniform standards relating to data reporting, formatting, and coding that covered entities must use when conducting certain transactions involving health information. The compliance date for these regulations is October 2002, although the Administrative Simplification Compliance Act grants a covered entity an additional one-year to achieve compliance if it files a compliance plan on or before October 15, 2002. We plan to file such a compliance plan to extend the applicable compliance date for these regulations. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information that is stored or transmitted electronically. The different sets of HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of patient health information and could impede the implementation of some of our business strategies, such as our genomics initiatives. For example, the Department of Health and Human Services, or HHS, has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual's cancer cells, that accompanying statement is protected health information. At this time, we are unable to determine the full impact of the HIPAA regulations on our business and our business strategies or the total cost of complying with the regulations, but the impact and the cost could be significant. Many states have enacted, or indicated an intention to enact, privacy laws similar to HIPAA or that would be more stringent than HIPAA. These state laws could also restrict our operations, impede the implementation of our business strategies or cause us to incur significant compliance costs. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

     Substantially all of our net revenues are derived from our operations' charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the six months ended June 30, 2002 was 12.0% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 20.5%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise materially adversely affect our business.

Significant collection risk exists for clinical professional component ("CPC") charges for non-Medicare patients.

     In addition to services billed on a fee-for-service basis, our hospital-based pathologists generally have supervision and oversight responsibility for their roles as Medical Directors of the hospitals' clinical, microbiology and blood banking operations. In some instances, we bill non-Medicare patients according to a fee schedule for what is referred to as CPC charges. Our historical collection experience for CPC procedures is significantly lower than other anatomic pathology procedures. For example, one of our billing operations collects approximately 35% of net charges for hospital CPC services compared to 70% for hospital anatomic pathology services. This translates to a 50% bad debt rate for CPC charges and increases our overall bad debt percentage. For Medicare patients, the pathologist is typically paid a director's fee or a "Part A" fee by the hospital. Hospitals and third-party payors are continuing to increase pressure to reduce our revenue from CPC and "Part A" fees, and in the future we may sustain substantial decreases in this revenue source or experience further deterioration in CPC collectibility. In the event that hospitals and third party payors are successful in reducing these sources of revenue, without corresponding price increases for other services, our profits will be negatively impacted since the majority of the costs supporting these revenues are fixed costs in the form of physicians expense.

We rely upon reimbursement from government programs for a significant portion of our collections, and therefore our business would be harmed if reimbursement rates from government programs decline.

     We derived 21% of our collections in the first six months of 2002 from payments made by government sponsored health care programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in significant payment reductions. Since these programs generally reimburse on a fee schedule basis, rather than a charge-related basis, we generally cannot increase net revenue by increasing the amount charged for services provided. As a result, cost increases may not be able to be recovered from government payors. In addition, Medicare, Medicaid and other government health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

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

     Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA-The Healthcare Company, or HCA, is reportedly under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 29 HCA hospital laboratories as of June 30, 2002. Therefore, the government's ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states, including some in which we operate, and are expected to extend such projects to additional states, including states in which we operate. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government's investigations of entities with which we contract may materially harm our business, including termination or amendment of one or more of our contracts or the sale of hospitals, potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

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

We have recently received subpoenas issued by the United States Attorney's office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney's office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

     We perform due diligence investigations with respect to potential liabilities of acquisitions and typically obtain indemnification with respect to liabilities from the sellers. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired and affiliated operations may include matters involving compliance with laws, including health care laws. While we believe, based on our due diligence investigations, that the operations of our operations prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such operations were not in full compliance with such laws and that we will become accountable for their non-compliance. We have, from time to time, identified certain past practices of acquired operations that do not conform to our standards. A violation of applicable health care laws, whether or not the violation occurred prior to our acquisition, could result in civil and criminal penalties, exclusion of the physician, the operation or us from participation in Medicare and Medicaid programs and loss of a physician's license to practice medicine. Significant fines and other penalties could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 21% of our collections in the first six months of 2002, would eliminate an important source of revenue and could materially harm our business.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

     In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of June 30, 2002, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $142.4 million over the next three to five years. This amount could increase significantly as we continue selectively to acquire new practices. Lesser amounts would be paid if the maximum criteria were not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. We continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

     Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $254.1 million at June 30, 2002, representing approximately 40% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $250.1 million at June 30, 2002, representing approximately 39% of our total assets. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. For example, during the years ended December 31, 2000 and 2001, we recorded asset impairment charges to intangible assets in the amount of $9.6 million and $3.8 million, respectively. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could materially harm our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

     Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit, principally through acquisitions, and retain pathologists, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may have to modify the economic terms of our relationships with pathologists in order to enhance our recruitment and retention efforts. Because it may not be possible to recover increased costs through price increases, this could materially harm our profitability. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists for any reason could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. Our revenues and earnings could be adversely affected if a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or if a number of our non-competition agreements with physicians are terminated or determined to be invalid or unenforceable. For example, in 2001, the two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology lab. As a result, we closed an operating lab in Alabama. We have implemented a strategy to retain those customers and service them through other AmeriPath facilities, including another lab we subsequently acquired in Alabama. As of December 31, 2001, we had been unable to retain these customers, and therefore recorded a non-cash asset impairment charge of $3.8 million. We continue to aggressively market in Alabama and expect to be successful in gaining some of these customers back during 2002.

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

Competition from other providers of pathology services, including national clinical labs, may materially harm our business.

     Health care companies such as hospitals, national clinical laboratories, third-party payors and health maintenance organizations may compete with us in the employment of pathologists and the management of pathology practices. We also expect to experience increasing competition in the provision of pathology and cytology diagnostic services from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or other pathology physician practice management companies. In particular, national clinical laboratories who presently refer business to us may seek to develop the capacity to do this business in-house. For example, Quest may internalize anatomic pathology work previously performed by our operations in various locations. Some of our competitors may have greater financial and other resources than we, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices or enter into a greater number of capitated contracts in which we take on greater pricing risks, or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology practices.

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

          In December 2001, the Company was notified by its medical malpractice carrier that they will no longer be underwriting medical malpractice insurance and placed the Company on non-renewal status effective July 1, 2002. The Company evaluated other potential carriers for medical malpractice and conducted a feasibility study of a captive insurance company. In late June 2002, we completed the renewal of our medical malpractice insurance program for the policy year beginning July 1, 2002. In connection with our renewal we were unable to obtain traditional lines of coverage similar to previous coverage. As a result, we formed a captive insurance company to partially self-insure our medical malpractice risk. Under the captive structure we will retain more risk for medical malpractice costs, including settlements and claims expense, than our previous coverage. The captive insurance company and excess policies provide malpractice insurance on a per-claim basis. We have no aggregate excess stop loss protection. Based on actuarial estimates, our medical malpractice costs for the policy year beginning July 1, 2002 will increase $6.0 to $8.0 million over the previous policy year. Although we have estimated this increase based on actuarial studies, there can be no assurance that actual costs will not exceed our estimates. Actual costs, including settlement costs, claims expenses and accrual for incurred but not reported losses, may be significantly higher than our estimates depending on the frequency and severity of our actual claims experience. There can be no assurance the Company will be able to maintain medical malpractice insurance on terms consistent with our current coverage, which may increase our cost.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the credit facility of $98.6 million at June 30, 2002. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $98.6 million, each quarter point increase or decrease in the floating rate changes interest expense by $245,000 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

                           PART II--OTHER INFORMATION

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities - In connection with acquisitions completed during the year 2002, the Company issued the following shares of common stock to the owners of the following acquired business as partial consideration for the acquired businesses:

                                               Location        Effective Date     Shares Issued
                                         --------------------------------------------------------
Empire Pathology                              Irvine, CA        April 1, 2002       11,570
O'Quinn Medical Pathology Association        Augusta, GA         July 2, 2002       96,695

     The Company relied upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933 because these issuances did not involve any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on May 2, 2002. The matters voted on at the Annual Meeting and the tabulation of votes on such matters are as follows:

          (a) Election of Class II Directors.

         Name              Number Voting       For        Against or Withheld
------------------------   -------------    ----------    -------------------
Brian C. Carr                24,164,920     22,122,409           2,042,511
Haywood D. Cochrane, Jr.     24,164,920     23,934,242             230,678
E. Martin Gibson             24,164,920     23,941,708             223,212

The remaining directors whose terms continue after the meeting were James C. New, James T. Kelly, Dennis M. Smith, Jr., M.D., and C. Arnold Renschler, M.D.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        None.

   (b)  Reports on Form 8-K

        A Report on Form 8-K, dated April 4, 2002, was filed by the Company with the Securities and Exchange Commission on April 4, 2002, reporting that on April 1, 2002, the Audit Committee of AmeriPath, Inc. recommended to its Board of Directors and the Board of Directors approved the engagement of Ernst and Young as its independent auditors for the year ending December 31, 2002 to replace the firm of Deloitte & Touche LLP (Deloitte). Deloitte was dismissed on April 1, 2002 as auditors of the Company effective upon the completion of the required procedures and communications in connection with Deloitte's audit of the financial statements for the year ended December 31, 2001. The reports of Deloitte on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two years in the period ended December 31, 2001, and in the subsequent interim period, through the date of Deloitte's termination on April 1, 2002, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report. The Company had requested Deloitte to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated April 12, 2002 is filed as
   Exhibit 16 to the Form 8-K A.

        The report on Form 8-K, dated April 4, 2002, was subsequently amended on a current report on Form 8-K/A, dated April 1, 2002, as filed by the Company with the Securities and Exchange Commission on April 15, 2002.

        A Current Report on Form 8-K, dated July 1, 2002, was filed by the Company with the Securities and Exchange Commission on July 15, 2002, reporting an increase in malpractice costs and the proposed revisions to Medicare payment under the physician fee schedule for 2003.

        A copy of the press release, dated July 2, 2002 is filed as Exhibit 99.1 to the Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AMERIPATH, INC.


Date:  August 14, 2002
                                               /s/ James C. New
                                 By:

                                                 James C. New
                                                 Chairman and
                                            Chief Executive Officer


Date:  August 14, 2002
                                             /s/ Gregory A. Marsh
                                 By:

                                               Gregory A. Marsh
                                               Vice President and
                                            Chief Financial Officer