Form 10-Q
period 2002-09-30
AMERIPATH INC
filed 2002-11-14
CIK 1027532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22313

AMERIPATH, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0642485
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7289 Garden Road, Suite 200, Riviera Beach, Florida	33404 (Zip Code)
(Address of principal executive offices)

(561) 845-1850
(Registrant’s telephone number, including area code)

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

Yes ☒         No ☐

The registrant had 30,659,075 shares of common stock, $.01 par value, outstanding as of November 1, 2002.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002 (Unaudited)	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,459	$4,808
Accounts receivable, net	93,399	81,595
Inventories	1,169	1,892
Other current assets	20,340	15,780

Total current assets	120,367	104,075

PROPERTY AND EQUIPMENT, NET	24,234	24,118

OTHER ASSETS:
Goodwill, net	257,479	216,222
Identifiable intangibles, net	254,099	253,562
Other	5,335	6,485

Total other assets	516,913	476,269

Total Assets	$661,514	$604,462

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$55,627	$42,876
Current portion of long-term debt	651	469
Other current liabilities	3,937	3,910

Total current liabilities	60,215	47,255

LONG-TERM LIABILITIES:
Revolving loan	86,000	90,000
Long-term debt	2,399	2,853
Other liabilities	1,386	2,690
Deferred tax liability	67,884	62,474

Total long-term liabilities	157,669	158,017

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	307	302
Additional paid-in capital	321,026	314,168
Retained earnings	122,297	84,720

Total stockholders’ equity	443,630	399,190

Total Liabilities and Stockholders’ Equity	$661,514	$604,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET REVENUES:
Net patient service revenue	$117,049	$97,555	$336,983	$286,614
Net management service revenue	6,692	8,503	20,389	23,241

Total net revenues	123,741	106,058	357,372	309,855

OPERATING COSTS AND EXPENSES:
Cost of Services:
Net patient service revenue	57,361	45,165	162,770	132,942
Net management service revenue	3,889	5,756	11,705	15,801

Total cost of services	61,250	50,921	174,475	148,743
Selling, general and administrative expenses	21,852	18,089	62,542	53,475
Provision for doubtful accounts	14,759	12,617	42,873	35,823
Amortization expense	2,892	4,677	8,477	13,857
Asset impairment and related charges	2,753	—	2,753	—
Merger-related charges	—	—	—	7,103

Total operating costs and expenses	103,506	86,304	291,120	259,001

INCOME FROM OPERATIONS	20,235	19,754	66,252	50,854

OTHER INCOME (EXPENSE):
Interest expense	(1,129)	(4,443)	(3,259)	(13,880)
Write down of Genomics investment	(1,000)	—	(1,000)	—
Other, net	403	(74)	534	70

Total other expense	(1,726)	(4,517)	(3,725)	(13,810)

INCOME BEFORE INCOME TAXES	18,509	15,237	62,527	37,044
PROVISION FOR INCOME TAXES	7,343	6,369	24,950	15,788

NET INCOME	$11,166	$8,868	$37,577	$21,256

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.36	$0.35	$1.23	$0.85

Basic weighted average shares outstanding	30,658	25,277	30,500	25,061

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share	$0.36	$0.34	$1.21	$0.81

Diluted weighted average shares outstanding	31,019	26,390	31,106	26,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,577	$21,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,336	19,012
(Gain) loss on disposal of assets	(30)	120
Gain on sale of managed practice	(254)	—
Asset impairment and related charges	2,753	—
Write down of Genomics investment	1,000	—
Deferred income taxes	(5,000)	(3,900)
Provision for doubtful accounts	42,873	35,823
Merger-related charges	—	7,103
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(54,668)	(46,456)
Decrease in inventories	723	205
(Increase) decrease in other current assets	(4,553)	1,446
Decrease (increase) in other assets	790	(757)
Increase in accounts payable and accrued expenses	17,686	11,270
Merger-related charges paid	(116)	(5,001)

Net cash provided by operating activities	53,117	40,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,877)	(6,323)
Merger-related charges paid	(1,910)	(542)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(14,949)	(465)
Proceeds from sale of managed practice	2,700	—
Payments of contingent notes	(32,365)	(29,721)

Net cash used in investing activities	(52,401)	(37,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	2,163	3,251
Debt issuance costs	(220)	(94)
Principal payments on long-term debt	(226)	(772)
Net paydowns under revolving loan	(4,000)	(3,216)
Tax benefit from exercise of stock options	2,218	—

Net cash used in financing activities	(65)	(831)

INCREASE IN CASH AND CASH EQUIVALENTS	651	2,239
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,808	2,418

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,459	$4,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued	$822	$822

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its Subsidiaries (collectively, “AmeriPath” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results which may be reported for the year ended December 31, 2002.

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted the provisions of SFAS 141 on January 1, 2002 with no significant impact on its financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. For the third quarter of 2001 and for the year ending December 31, 2001, goodwill amortization was approximately $1.9 million and $7.4 million, respectively. The Company has stopped amortizing goodwill effective January 1, 2002. In addition, due to the fact that a portion of this goodwill was not tax deductible, our effective tax rate was greater than the statutory rate in the prior year. The elimination of the goodwill amortization, including nondeductible goodwill amortization, from the current and future periods should result in a 1% to 2% reduction in our effective tax rate.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”). SFAS 144 further refines SFAS 121’s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, and measures the impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also contains less stringent guidelines for qualifying transactions as discounted operations. SFAS 144 is effective for all fiscal years beginning after December 15, 2001.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

Note 2—Acquisitions

During the first nine months of 2002, the Company acquired a lab operation in southern California, purchased the remaining interest of its Denver, Colorado operation which was previously managed by the Company under a management services agreement, and acquired a lab operation in Augusta, Georgia. Total consideration paid consisted of cash of $14.7 million, 108,265 shares of common stock valued at $1.7 million, contingent notes of $13.7 million and the assumption of certain liabilities totaling $0.2 million. In addition, during the third quarter of 2002 and the nine months ended September 30, 2002, the Company made contingent note payments of $4.9 million and $32.4 million, respectively, relating to acquisitions completed in years prior to 2002.

The following presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the nine months ended September 30, 2002: (dollars in thousands)

Assets acquired	$16,519
Liabilities assumed	(171)
Common stock issued	(1,658)

Cash paid for acquisitions	14,690
Less cash acquired	(317)

Net cash paid for acquisitions	14,373
Costs related to completed acquisitions	576

Cash paid for acquisitions, net of cash acquired	$14,949

Note 3—Goodwill and Identifiable Intangibles

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

			September 30, 2002 Amortization Periods (Years)
	September 30, 2002	December 31, 2001	Range	Weighted Average
Hospital contracts	$216,941	$211,638	25-40	31.3
Physician client lists	74,383	66,646	10-30	19.8
Laboratory contracts	1,300	4,543	10	10.0
Management service agreement	8,972	11,379	25	20.5

	301,596	294,206
Accumulated amortization	(47,497)	(40,644)

Identifiable intangibles, net	$254,099	$253,562

Goodwill	$280,678	$239,361
Accumulated amortization	(23,199)	(23,139)

Goodwill, net	$257,479	$216,222

The weighted average amortization period for identifiable intangibles is approximately 27 years.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Amortization expense of identifiable intangible assets was $2.9 million and $2.8 million for the three month periods ended September 30, 2002 and 2001, respectively, and $8.5 million and $8.4 million for the nine month periods ended September 30, 2002 and 2001, respectively.

The Company adopted the provisions of SFAS 142 as of January 1, 2002. SFAS 142 further clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The Company completed the transitional impairment test of goodwill during the second quarter of 2002. Based on the results of this test, the Company determined that there was no impairment of goodwill as of January 1, 2002.

On a quarterly basis, management performs a review of the Company’s business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, the Company would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test, and any noted impairment loss would be reflected in operating income or loss in the consolidated statements of operations in the period the impairment is determined.

During the third quarter of 2002, the Company identified certain triggering events that indicated a potential impairment of certain lab contracts and their corresponding intangible asset values. The Company recorded a pre-tax impairment charge of approximately $2.1 million in the third quarter of 2002, in accordance with SFAS 144.

The following reconciliation adjusts 2001 net income for amortization expense related to goodwill that is no longer amortized under the provision of SFAS 142:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
(Unaudited, amounts in thousands, except per share data)
Earnings effect:
Net income, as reported	$8,868	$21,256
Goodwill amortization, net of tax	1,350	4,038

Adjusted net income	$10,218	$25,294

EPS effect:
Net income, as reported	$.34	$.81
Goodwill amortization, net of tax	.05	.15

Adjusted net income	$0.39	$0.96

Diluted shares outstanding	26,390	26,147

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Accounts payable	$27,684	$21,249
Accrued compensation	21,693	16,564
Accrued interest	359	338
Income taxes payable	2,931	753
Other accrued expenses	2,960	3,972

Total	$55,627	$42,876

Note 5—Merger-Related Charges

In connection with the Inform DX merger and other previous acquisitions, the Company has recorded specific reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs.

A reconciliation of the activity for the nine months ended September 30, 2002 with respect to the merger-related reserves is as follows:

	Balance December 31, 2001	Statement of Operations Charges	Payments	Balance September 30, 2002
Transaction costs	$116	$—	$(116)	$—
Employee termination costs	3,432	—	(1,424)	2,008
Lease commitments	2,165	—	(366)	1,799
Other exit costs	160	—	(120)	40

Total	5,873	$—	$(2,026)	3,847

Less: portion included in other current liabilities	(3,183)			(2,461)

Total included in other liabilities	$2,690			$1,386

Note 6—Asset Impairment and Related Charges

During the quarter ended September 30, 2002, the Company recorded a pre-tax, non-cash charge of approximately $2.1 million related to lab contracts with Quest Diagnostics’ (“Quest”). The Company is implementing a marketing strategy to retain and provide services directly to the customers historically served under these lab contracts. In addition, during the quarter ended September 30, 2002, the Company terminated its management service agreement with a managed lab operation in Georgia. As a result of the termination, the Company recorded a non-cash charge of approximately $700,000.

Note 7—Marketable Securities

The Company accounts for investments in certain debt and equity securities under the provisions of SFAS No. 115 (“SFAS 115”), “Accounting for Certain Debt and Equity Securities”. Under SFAS 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In September 2000, the Company made a $1.0 million investment in Genomics Collaborative, Inc. (“GCI”) for which it received 333,333 shares of GCI Series D Preferred Stock, par value $0.01. The shares of GCI Series D Preferred Stock are convertible into shares of GCI common stock on a one-for-one basis and are redeemable after 2005 at $3.00 per share at the option of the holder. GCI is a privately held, start-up, company which has a history of operating losses. Based on the nature of the securities, our investment in GCI is classified as a security available for sale.

In September 2002, the Company determined that there was an other than temporary decline in the fair value of this investment. As a result, the Company recorded a non-cash, pre-tax write down of $1.0 million to reduce its investment in GCI to net realizable value.

Note 8—Commitments and Contingencies

Medical Malpractice - The Company has recorded an estimate of its liabilities for claims incurred but not reported. Such liabilities are not discounted.

Through June 30, 2002, the Company was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the Company formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, will provide insurance on a per claim basis. The Company does not have any aggregate excess stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims will be made based on actuarial estimates. The Company anticipates significant increased costs and risk retention by the Company in connection with this program. During the third quarter of 2002, the Company accrued $1.5 million for anticipated loss reserves and $175,000 for claims incurred but not reported. The estimated medical malpractice costs for the policy year beginning July 1, 2002 is expected to be approximatley $11.2 million. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced.

Self-insured health benefits - Effective August 1, 2002, the Company provided health care benefits to its employees through a self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at August 1, 2002, is $12.1 million.

The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Healthcare Regulatory Environment and Reliance on Government Programs - The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company’s net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s financial position and results of operations. The Company’s operations are continuously subject to review and inspection by regulatory authorities.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We have recently received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Note 9—Earnings Per Share

Earnings per share is computed and presented in accordance with SFAS No. 128 “Earnings Per Share”. Basic earnings per share, which excludes the effects of any dilutive common equivalent shares that may be outstanding, such as shares issuable upon the exercise of stock options and warrants, is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the respective periods. Diluted earnings per share gives effect to the potential dilution that could occur upon the exercise of certain stock options and warrants that were outstanding at various times during the respective periods presented. The dilutive effects of stock options and warrants are calculated using the treasury stock method.

Basic and diluted earnings per share for the respective periods are set forth in the table below (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Earnings Per Common Share:
Net income	$11,166	$8,868	$37,577	$21,256

Basic earnings per common share	$0.36	$0.35	$1.23	$0.85

Diluted earnings per common share	$0.36	$0.34	$1.21	$0.81

Basic weighted average shares outstanding	30,658	25,277	30,500	25,061
Effect of dilutive stock options and warrants	361	1,113	606	1,086

Diluted weighted average shares outstanding	31,019	26,390	31,106	26,147

Options to purchase 1,691,985 and 1,591,284 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2002, respectively, and options to purchase 77,238 and 212,859 shares of common stock that were outstanding for the quarter and nine months ended September 30, 2001, respectively, have been excluded from the calculation of diluted earnings per share for each period because their effect would be anti-dilutive.

Note 10—Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires the Company to report and display certain information related to comprehensive income. As of September 30, 2002 and December 31, 2001, net income equaled comprehensive income.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11—Segment Reporting

The Company has two reportable segments, Owned and Managed operations. The segments were determined based on the type of service and customer. Owned operations provide anatomic pathology services to hospitals and referring physicians, while under the management relationships, the Company provides management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our annual report. The Company evaluates performance based on revenue and income before amortization of intangibles, asset impairment charges, merger-related charges, interest expense, other income and expense and income taxes (“Segment Income from Operations”). In addition to the business segments above, the Company evaluates certain corporate expenses which are not allocated to the business segments.

The following is a summary of the financial information for the three and nine months ended September 30, 2002 and 2001, for the business segments and corporate (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Owned

Net patient service revenue	$117,049	$97,555	$336,983	$286,614
Segment income from operations	33,982	29,312	98,478	87,126
Segment assets			484,243	335,328

Managed

Net management service revenue	$6,692	$8,503	$20,389	$23,241
Segment income from operations	716	1,128	2,405	3,409
Segment assets			21,901	21,403

Corporate

Operating loss	$(8,818)	$(6,009)	$(23,401)	$(18,721)
Segment assets			189,103	266,432
Elimination of intercompany accounts			(33,733)	(29,848)

Note 12—Subsequent Events

From September 30, 2002 through November 12, 2002, the Company made contingent note payments of approximately $4.6 million related to acquisitions completed in years prior to 2002.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading national providers of anatomic pathology services. More than 400 pathologists in our owned and managed operations provide medical diagnostic services in outpatient laboratories owned or managed by us, in hospitals, and in ambulatory surgery centers. Under our ownership or employment model, we have a controlling equity (i.e., voting) interest or a controlling financial interest in pathology operations. We refer to these operations as our owned operations. Under our management or equity model, we operate pathology laboratories under long-term management services agreements. We refer to these as our managed operations. Under the management services agreements, we provide facilities and equipment as well as administrative and technical support to the managed operations. As of September 30, 2002, we had four managed operations. When we refer to “companies” generally, we mean our owned and managed operations as a group.

As of September 30, 2002, our companies had contracts or business relationships with over 200 hospitals, pursuant to which we manage their clinical pathology and other laboratories and provide professional pathology services. The majority of these hospital contracts and relationships are exclusive provider relationships. We also have 14 primary outpatient laboratories and numerous satellite labs where we are licensed to perform outpatient pathology services.

Generally, we manage and control all of the non-medical functions of the companies, including:

•	recruiting, training, employing and managing the technical and support staff;

•	developing, equipping and staffing laboratory facilities;

•	establishing and maintaining courier services to transport specimens;

•	negotiating and maintaining contracts with hospitals, national clinical laboratories and managed care organizations and other payors;

•
providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services;

•	maintaining compliance with applicable laws, rules and regulations; and

•	with respect to our ownership and operation of outpatient anatomic pathology laboratories, providing slide preparation and other technical services.

Recent Developments

Acquisitions - During the first nine months of 2002, the Company made three acquisitions. The first acquisition, in February 2002, was an operation located in Denver, Colorado which was previously managed by the Company under a management services agreement. The second acquisition, in April 2002, was a full service anatomic pathology laboratory located in Irvine, California. The third acquisition, in July 2002, was a full service anatomoic pathology operation located in Augusta, Georgia. The total consideration paid by the Company in connection with these acquisitions included cash, common stock, consideration in the form of contingent notes and the assumption of certain liabilities. In addition, during the first nine months of 2002, the Company made contingent note payments of $32.4 million relating to previous acquisitions. Revenue recorded during the nine months ended September 30, 2002 related to these acquisitions was approximately $15 million.

Malpractice Insurance - In late June 2002, we completed the renewal of our medical malpractice insurance program for the policy year beginning July 1, 2002. In connection with our renewal, we were unable to obtain traditional lines of coverage similar to previous coverage. As a result, we formed a captive insurance company to partially self-insure our medical malpractice risk. Under the captive structure, we will retain more risk for medical malpractice costs, including settlements and claims expense, than our previous coverage. The captive insurance company and excess policies provide malpractice insurance on a per-claim basis. We have no aggregate excess stop loss protection. Based on actuarial estimates, our medical malpractice costs for the policy year beginning July 1, 2002 are expected to be approximately $11.2 million, of which approximately $2.6 million is accrued at September 30, 2002. Although we have estimated this increase based on actuarial studies, actual costs could exceed these amounts depending on the frequency and severity of our actual claims experience.

2003 Medicare Reimbursement - On June 28, 2002, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services (“CMS”) issued proposed revisions to payment policies under the physician fee schedule for calendar year 2003. Under the proposed rule, reimbursement from Medicare for anatomic pathology services would decrease in 2003. The proposed rule calls for a 4.4% reduction in the physician conversion factor from $36.20 to $34.61. In addition, the proposed rule would reduce the amount of money paid to pathologists for practice and overhead expenses through a reduction in the pathologists’ relative value unit factors. Based on the proposed regulation, and our 2002 estimated volume and mix, we estimate that net revenue would be negatively impacted by $10.0 million to $11.0 million per year, or 2% of our total estimated net revenue. Currently, there is a Medicare reform bill that has already passed two house committees that would increase the physician conversion factor for 2003 by 2%. If this proposed legislation passes, our estimated net revenue would be reduced by $3.0 to $4.0 million per year. These proposals are subject to comment and the final regulations, and the final rule was expected to be published at the beginning of November 2002, but was delayed due to incomplete data used to establish the RVUs for certain physician services, according to CMS. Therefore, it is not yet known whether the changes proposed by CMS will be implemented, or what the final effect such changes, and any changes in the conversion factor, will have on reimbursement for pathology services provided by AmeriPath. However, the outcome could have a material adverse effect on the Company’s revenues.

National Clinical Labs - As previously disclosed in the first and second quarters of 2002, our Philadelphia operation experienced substantial declines in volume from Quest Diagnostics, Incorporated (“Quest”). This decline continued in the third quarter and we also have experienced declines in Quest volume in southern California. In addition, Quest has cancelled the contract with our Jacksonville, Florida lab and there has been a significant downturn in Quest cytology volumes at our Orlando, Florida lab. For the third quarter, Quest revenue was approximately $5.8 million. We believe that over the next year or so, Quest will internalize the anatomic pathology work currently subcontracted to us. Although there can be no assurance, we believe that, through directed marketing and managed care efforts, we will be able to replace, within the next 2 years, 50% to 75% of this unit volume with retail business at higher reimbursement rates. This transition away from our largest single outpatient customer could result in earnings different than current expectations due to changes in timing of the transition, higher unit costs due to excess capacity, lack of managed care penetration and/or the degree of success in our marketing efforts. Based on these events, the Company recorded a $2.1 million non-cash impairment charge to the intangible asset value of our lab contracts in the third quarter of 2002.

Regulatory Matters - We have recently received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Special Items and Related Charges - During the quarter, the Company recorded a pre-tax, non-cash charge of approximately $2.1 million related to lab contracts with Quest Diagnostics. The Company also terminated its management service agreement with a managed lab operation in Georgia and recorded a non-cash charge of approximately $700,000. In September 2002, the Company determined that there was an other than temporary decline in the fair value of its investment in Genomics Collaborative, Inc. (“GCI”). As a result, the Company recorded a pre-tax, non-cash write-down of $1.0 million to reduce the investment in GCI to its net realizable value. Also during the quarter, the Company sold its lab practice in St. Louis and realized a gain on the sale of approximately $250,000.

Sources of Net Revenue

We derive our net revenue primarily from our owned and managed operations. Net revenue is comprised of net patient service revenue from our owned operations and net management service revenue from our managed operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue Type
Outpatient	51%	46%	50%	45%
Inpatient	44%	46%	44%	47%
Management service revenues	5%	8%	6%	8%

Net Patient Revenues

The majority of services furnished by our pathologists are anatomic pathology diagnostic services. We typically bill government programs, principally Medicare and Medicaid, indemnity insurance companies, managed care organizations, national clinical laboratories, physicians and patients. Net patient revenue differs from amounts billed for services due to:

•	Medicare and Medicaid reimbursements at annually established rates;

•	payments from managed care organizations at discounted fee-for-service rates;

•	negotiated reimbursement rates with national clinical laboratories and other third-party payors; and

•	other discounts and allowances.

In many instances, the national clinical laboratories contract directly under capitated agreements with managed care organizations to provide clinical as well as anatomic pathology services. We, in turn, subcontract with national clinical laboratories to provide anatomic pathology services at a discounted fee-for-service rate. As discussed in Recent Developments, we expect revenue from certain national clinical laboratories to decline in future periods. Historically, net patient service revenue from capitated contracts has represented an insignificant amount of total net patient service revenue. However, we may be required to enter into more capitated arrangements in order to compete effectively for managed care contracts in the future.

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

In addition to services billed on a fee-for-service basis, our hospital-based pathologists generally have supervision and oversight responsibility for their roles as Medical Directors of the hospitals’ clinical, microbiology and blood banking operations. For this role, in some cases we bill non-Medicare patients according to a fee schedule for what is referred to as clinical professional component (“CPC”) charges. Our historical collection experience for CPC charges is significantly lower than other anatomic pathology charges. For example, one of our billing operations collects approximately 33% of net charges for hospital CPC services compared to 70% for hospital anatomic pathology services. This rate translates to a 42% bad debt rate for CPC charges and increases our overall bad debt percentage. For Medicare patients, pathologists serving as Medical Directors are typically paid a director’s fee or a “Part A” fee by the hospital. Hospitals and third-party payors are continuing to increase pressure to reduce our revenue from CPC and “Part A” fees, and in the future we may sustain substantial decreases in this revenue source or experience further deterioration in CPC collectability. In the event that hospitals and third party payors are successful in reducing these sources of revenue, without corresponding price increases for other services, our profits will be negatively impacted since the majority of the costs supporting these revenues are fixed costs in the form of physician expense.

Approximately 20% of our collections for the nine months ended September 2002 were from government-sponsored health care programs, principally Medicare and Medicaid, and are subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any applicable laws or regulations, the results of increased regulatory audits and adjustments, changes in the interpretation of reimbursement coding for pathology services or changes in the amounts payable for services under these programs could have a material adverse effect on our financial position and results of operations.

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

Medicare Reimbursement

Since 1992, the Centers for Medicare and Medicaid Services (“CMS”) (formerly known as the Health Care Financing Administration, or “HCFA”) has paid for physician’s services under section 1848 of the Social Security Act. CMS calculates and reimburses fees for all physician services (“Part B” fees), including anatomic pathology services, based on a fee schedule methodology known as the resource-based relative value system (“RBRVS”).

The Medicare Part B fee schedule payment for each service is determined by multiplying the total RVUs established for the service by a Geographic Practice Cost Index (“GPCI”). The sum of this value is multiplied by a statutory conversion factor. The number of RVUs assigned to each service is in turn calculated by adding three separate components: work RVU (intensity of work), practice exposure RVU (expense related to performing the service) and malpractice RVU (malpractice costs associated with the service).

CMS reviews annually the RBRVS payment schedule in conjunction with its budgeting process. The resulting payment schedule is published each year in the Federal Register in November. The blended payment rates for services provided by AmeriPath to Medicare patients, based on our values and locations of services, increased by approximately 11.3% from 1999 to 2000, and by 6.8% from 2000 to 2001. A final rule published in the Federal Register on November 1, 2001 indicates that the conversion factor used in the Medicare Physician Fee Schedule for 2002 was reduced by 5.4%. The RVUs were also changed in 2002, with certain services getting an increase in RVUs, while others were decreased. We estimate the overall impact to be neutral for 2002. As discussed in Recent Developments, the proposed rules for 2003 would result in an overall 2% reduction in our net revenue. There can be no assurance that we will receive similar increases or decreases in the future.

In 1999, CMS announced that it would cease the direct payment by Medicare for the technical component of inpatient physician pathology services to an outside independent laboratory because they concluded payment for the technical component is included already in the payment to hospitals under the hospital inpatient prospective payment system. Implementation of this change commenced January 1, 2001. Under these rules, independent pathology laboratories would be required to bill the hospital directly for technical services on hospital Medicare inpatients. Congress, however, “grandfathered,” for a period of two years, certain existing hospital-lab arrangements in effect before July 22, 1999. Effective January 2001, hospital arrangements that were not grandfathered are not reimbursed by Medicare for the technical component. The majority of our hospital arrangements were grandfathered under the proposed rules. Upon expiration of the two years, the grandfather provision is scheduled to expire. Currently, there is proposed legislation which would extend the grandfather provision for an additional year. We estimate that 1% to 2% of our total revenue may be subject to these rules when the grandfather provision expires. When the grandfather provision expires, we believe we will either negotiate acceptable payment terms for these services from our hospitals or consider discontinuing our technical component services resulting in lower costs.

Managed Care Contracting

The Company signed 14 new managed care agreements in the third quarter of 2002, generally on a non-exclusive fee-for-service basis, covering approximately 17 million lives. These contracts include Health Link in Indianapolis, Galaxy in southern California, and Choice Care and Evolutions in New England. In addition, the Company signed a new contract with independent Blue Cross in Philadelphia effective October 1, 2002.

Critical Accounting Policies and Methods

Intangible Assets
As of September 30, 2002, we had net identifiable intangible assets and goodwill of $254.1 million and $257.5 million, respectively. Management assesses on an ongoing basis if there has been an impairment in the carrying value of its intangible assets. If the undiscounted future cash flows over the remaining amortization period of the respective intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the carrying value of the respective intangible asset will be reduced. The amount of any such impairment would be determined by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other relevant factors. Significant changes in our future cash flow resulting from events such as loss of hospital or national lab contracts, physician referrals, or management service agreements could result in further charge offs of intangible assets.

Identifiable intangible assets include hospital contracts, physician referral lists, laboratory contracts, and management service contracts acquired in connection with acquisitions. Such assets are recorded at fair value as of the date of acquisition as determined by management and are being amortized over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these lives, we considered each practice’s operating history, contract renewals, stability of physician referral lists and industry statistics. If circumstances change, indicating a shorter estimated period of benefit, future amortization expense could increase.

Upon the adoption of SFAS 142 on January 1, 2002, we ceased amortizing goodwill and performed an annual impairment analysis to assess the recoverability of the goodwill, in accordance with the provisions of SFAS 142. The results of the analysis indicated no impairment of goodwill or other indefinite lived intangible assets as of January 1, 2002. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations.

Revenue Recognition
We recognize net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the provision, our results of operations and financial position.

Contingent Purchase Price
Our acquisitions, except for the pooling with Inform DX, have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, often result in the sellers and us being unable to reach agreement on the final purchase price. Therefore, we typically agree to pay a minimum purchase price and to pay additional purchase price consideration to the sellers in proportion to their respective ownership interest. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the operations over periods typically ranging from three to five years from the date of the acquisition as set forth in the respective acquisition agreements, and are not contingent on the continued employment of the sellers. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. Additional payments made in connection with contingent notes are accounted for as additional purchase price, which increases the recorded goodwill and, in accordance with accounting principles generally accepted in the United States of America, are not reflected in our results of operations.

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

Principles of Consolidation
Our consolidated financial statements include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which we have the controlling financial interest by means other than the direct record ownership of voting stock. Intercompany accounts and transactions have been eliminated. If it was determined that we do not have a controlling financial interest for any or all companies where we do not have direct ownership of voting stock, our results of operations could be materially affected. We do not consolidate the physician groups we manage, as we do not have controlling financial interests in those groups as described in EITF 97-2.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Changes in the results of operations between the three and nine month periods ended September 30, 2002 and 2001 are due primarily to the various acquisitions we consummated subsequent to September 30, 2001. Reference to same store means practices at which we provided services for the entire period for which the amount is calculated and the entire prior comparable period, including de novo (start-up) operations and expanded ancillary testing services added to existing operations. During the third quarter of 2002, we completed one acquisition.

Percentage of Net Revenue

The following table sets forth, for the periods indicated, certain consolidated financial data as a percentage of net revenue (billings net of contractual and other allowances):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET REVENUES	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES:
Cost of services	49.5%	48.0%	48.8%	48.0%
Selling, general and administrative expenses	17.7%	17.1%	17.5%	17.3%
Provision for doubtful accounts	11.9%	11.9%	12.0%	11.6%
Amortization expense	2.3%	4.4%	2.4%	4.4%
Asset impairment and related charges	2.2%	—	0.8%	—
Merger-related charges	—	—	—	2.3%

Total operating costs and expenses	83.6%	81.4%	81.5%	83.6%

INCOME FROM OPERATIONS	16.4%	18.6%	18.5%	16.4%
Interest expense	0.9%	4.1%	0.9%	4.5%
Write down of Genomics investment	0.8%	—	0.3%	—
Other, net	(0.3%)	0.1%	(0.2%)	(0.1%)

INCOME BEFORE INCOME TAXES	15.0%	14.4%	17.5%	12.0%

PROVISION FOR INCOME TAXES	5.9%	6.0%	7.0%	5.1%

NET INCOME	9.1%	8.4%	10.5%	6.9%

Net Revenues

Net revenues increased by $17.6 million, or 16.6%, from $106.1 million for the three months ended September 30, 2001 to $123.7 million for the three months ended September 30, 2002. Same store net revenue, excluding national lab business, increased $12.4 million or 13% from $98.4 million for the three months ended September 30, 2001 to $110.8 million for the three months ended September 30, 2002. We estimate that 4% of the same store revenue increase was attributable to price increases and the remaining 9% of the same store revenue increase was attributable to volume and mix. Same store outpatient revenue increased $11.3 million, or 28%, same store hospital revenue increased $1.3 million, or 3%, and same store management service revenue decreased $0.2 million, or 3%, compared to the same period of the prior year. On a same store basis, the national lab business was down 28%, or $2.1 million, quarter over quarter. The remaining increase in revenue of $7.3 million resulted from acquired operations. Our mix of revenue for the third quarter of 2002 was 51% outpatient, 44% inpatient (hospital based) and 5% management services. This compares to 46% outpatient, 46% inpatient (hospital based) and 8% management services in the third quarter of 2001.

During the three months ended September 30, 2002, approximately $6.4 million, or 5.2%, of the Company’s net revenue was attributable to contracts with national labs including Quest Diagnostics (“Quest”) and Laboratory Corporation of America Holdings (“LabCorp”). As previously discussed in Recent Developments, we have experienced substantial declines in volume from Quest work in our Philadelphia, Southern California and Central Florida laboratories. As a result, we are attempting to broaden our customer base in these markets to lessen any potential impact. There can be no assurances that we will be able to recover lost volume. In September 2002, we recorded a pre-tax impairment charge of approximatley $2.1 million related to our national lab contracts with Quest. As of September 30, 2002, we had remaining net identifiable intangible assets related to lab contracts of $0.5 million relating to LabCorp.

Net revenues increased by $47.5 million, or 15.3%, from $309.9 million for the nine months ended September 30, 2001 to $357.4 million for the nine months ended September 30, 2002. Same store net revenue, excluding national lab business, increased $35.4 million, or 12%, from $287.2 million for the nine months ended September 30, 2001 to $322.6 million for the nine months ended September 30, 2002. Same store outpatient revenue increased $26.4 million, or 22.7%, same store hospital revenue increased $7.7 million, or 5.3%, and same store management service revenue increased $1.2 million, or 5.1%, compared to the same period of the prior year. On a same store basis, the national lab business was down 17%, or $3.7 million, period over period. The remaining increase in revenue resulted from the operations of laboratories acquired since September 2001.

In addition, approximately $36.8 million, or 10.2%, of the Company’s net revenue is derived from 28 hospitals operated by HCA, Inc. (“HCA”), formerly known as Columbia/HCA Healthcare Corporation. Generally, any contracts or relationships we may have with these and other hospitals are short-term and allow for termination by either party with relatively short notice. HCA has been under government investigation for some time, and we believe that HCA is evaluating its operating strategies, including the possible sale, spin-off or closure of certain hospitals. Closures or sales of HCA hospitals or terminations or non-renewals of one or more of our contracts or relationships with HCA hospitals could have a material adverse effect on our financial position and results of operations.

Cost of Services

Cost of services consists principally of the compensation and fringe benefits of pathologists, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Cost of services increased by $10.4 million, or 20.4%, from $50.9 million for the three months ended September 30, 2001 to $61.3 million for the same period in 2002. The increase in cost of services relates primarily to the increase in net revenues (approximately $6.7 million) and the practices acquired since September 30, 2001 (approximately $3.7 million). The increase can also be attributed to the increase in salaries and wages for technical personnel. Cost of services, as a percentage of net revenues, increased from 48.0% for the three months ended September 30, 2001 to 49.5% in the comparable period of 2002. The Company’s gross margin was 50.5% for the quarter ended September 30, 2002 compared to 52% in the third quarter of 2001. This margin decline is attributable primarily to two factors. First, 1.4% points relates to increased malpractice costs of approximately $1.7 million. Also, 1.2% points or $1.5 million is attributed to excess costs in our California, Philadelphia, and central Flordia operations. The Company made a decision to carry these excess capacities in anticipation of replacing the lost Quest business. Other factors that also had a bearing on gross margins in the quarter include technical salary increases. In many markets, periodic salary adjustments are necessary for technical positions, as these remain in short supply.

Cost of services increased by $25.8 million, or 17.3%, from $148.7 million for the nine months ended September 30, 2001 to $174.5 million for the same period in 2002. The increase in cost of services can be attributed primarily to the increase in net revenues (approximately $18.7 million) and the practices acquired since September 30, 2001 (approximately $7.1 million). The increase can also be attributed to the increases in physician compensation, higher technical personnel salaries associated with carrying excess capacity in anticipation of replacing lost Quest business and higher malpractice insurance costs. Cost of services, as a percentage of net revenues, increased from 48.0% for the nine months ended September 30, 2001 to 48.8% in the comparable period of 2002. Gross margin decreased from 52.0% in the nine months ended September 30, 2001 to 51.2% for the same period in 2002.

Selling, General and Administrative Expenses

The cost of corporate support, sales and marketing, and billing and collections comprise the majority of what is classified as selling, general and administrative expenses. As a percentage of consolidated net revenues, selling, general and administrative expenses increased from 17.1% for the three months ended September 30, 2001 to 17.7% for the same period of 2002, primarily due to an increase of 38 new full time equivalents in the sales, marketing and information technology areas. One of the Company’s objectives is to decrease these costs as a percentage of net revenues; however, these costs, as a percentage of net revenue, may continue to increase as the Company continues to invest in marketing, information systems and billing operations.

Selling, general and administrative expenses increased by $3.8 million, or 20.9%, from $18.1 million for the three months ended September 30, 2001 to $21.9 million for the comparable period of 2002. Of this increase, approximately $1.2 million was attributable to the increase in billing and collection costs, $0.8 million in increased IT costs to enhance the Company’s information and support services, and approximately $0.1 million is attributable to the acquisitions the Company completed after September 30, 2001. The remaining increase of $1.7 million was due primarily to increased staffing levels in marketing, human resources, finance and accounting, salary increases during the fourth quarter of 2001, and costs incurred to expand the Company’s administrative support infrastructure. The increase in marketing costs includes the cost of additional marketing personnel to cover new markets for dermatopathology, marketing literature, and products to expand the Company’s penetration in the urology, gastroenterology and oncology markets.

As a percentage of consolidated net revenues, selling, general and administrative expenses increased by 0.2% to 17.5% for the nine months ended September 30, 2002 compared to 17.3% for the nine months ended September 30, 2001. Selling, general and administrative expenses increased by $9.0 million, or 16.8%, from $53.5 million for the nine months ended September 30, 2001 to $62.5 million for the comparable period of 2002. The increase can be attributed primarily to the same reasons stated above, including approximately $3.0 million attributable to the increase in billing and collection costs, $3.7 million in increased marketing and IT costs, and approximately $0.5 million attributable to the acquisitions the Company completed after September 30, 2001. The remaining increase of $1.8 million was due primarily to increase staffing levels along with higher employee benefit costs.

Provision for Doubtful Accounts

The provision for doubtful accounts increased by $2.2 million, or 17.4%, from $12.6 million for the three months ended September 30, 2001 to $14.8 million for the same period in 2002. The provision for doubtful accounts as a percentage of net revenues remained constant at 11.9% for the three month periods ended September 30, 2001 and 2002.

The provision for doubtful accounts increased by $7.1 million, or 19.8%, from $35.8 million for the nine months ended September 30, 2001 to $42.9 million for the same period in 2002. The provision for doubtful accounts as a percentage of net revenues was 11.6% and 12.0% for the nine month periods ended September 30, 2001 and 2002, respectively. This increase was related primarily to conservative reserve practices as same store revenue accelerates, extended account aging in some practices where billing systems have been converted and increased clinical professional component billing, which generally has a higher bad debt ratio.

Amortization Expense

Amortization expense decreased by $1.8 million, or 38.2%, from $4.7 million for the three months ended September 30, 2001 to $2.9 million for the same period of 2002. The decrease is attributable to the discontinuance of goodwill amortization as promulgated by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was effective January 1, 2002. Identifiable intangible amortization expense is expected to increase in the future as a result of additional identifiable intangible assets arising from future acquisitions.

Amortization expense decreased by $5.4 million, or 38.8%, from $13.9 million for the nine months ended September 30, 2001 to $8.5 million for the same period of 2002.

We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets, or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets could materially harm results of operations. Such impairment would be recorded as a charge to operating profit and a reduction in intangible assets.

Asset Impairment & Related Charges

In the third quarter of 2002, the Company recognized an impairment charge on the intangible asset value of our Quest lab contracts. The Company recorded a pre-tax charge of approximately $2.1 million, which is reflected on our consolidated statement of operations for the three and nine months ended September 30, 2002. In addition, during the third quarter 2002, the management service agreement contract with a managed practice in Georgia was terminated resulting in a pre-tax impairment charge of approximately $700,000.

Merger-Related Charges

The merger-related charges of $7.1 million for the nine months ended September 30, 2001 relate to AmeriPath’s acquisition of Inform DX and include transaction costs and costs related to the closing of the Inform DX corporate office in Nashville and the consolidation or closing of the overlapping operations of Inform DX in New York and Pennsylvania.

Income from Operations

Income from operations increased $0.4 million, or 2.0%, from $19.8 million for the three months ended September 30, 2001 to $20.2 million in the same period of 2002.

Income from operations increased $15.4 million, or 30.3%, from $50.9 million for the nine months ended September 30, 2001 to $66.3 million in the same period of 2002.

Interest Expense

Interest expense decreased by $3.3 million, or 75.0%, from $4.4 million for the three months ended September 30, 2001 to $1.1 million for the same period in 2002. This decrease was attributable to a combination of lower average amount of debt outstanding and lower interest rates during the three months ended September 30, 2002. For the three months ended September 30, 2002, average indebtedness outstanding was $97.1 million, compared to average indebtedness of $204.0 million outstanding in the same period of 2001. The Company’s effective interest rate was 4.7% and 8.7% for the three month periods ended September 30, 2002 and 2001, respectively.

Interest expense decreased by $10.6 million, or 76.3%, from $13.9 million for the nine months ended September 30, 2001 to $3.3 million for the same period in 2002. This decrease was attributable to a combination of lower average amount of debt outstanding and lower interest rates during the nine months ended September 30, 2002. The decrease in the average indebtedness was due to the Company completing a public stock offering and using the proceeds to repay debt in the fourth quarter of 2001. In addition, during the fourth quarter of 2001, the Company entered into a new credit facility agreement. The new credit facility has a borrowing rate based on the Company’s leverage ratio. As of September 30, 2002, the borrowing rate was LIBOR plus 150 basis points.

Write down of Genomics Investment

In September 2000, the Company made a $1.0 million investment in Genomics Collaborative, Inc (“GCI”). GCI is a privately held, start-up, company which has a history of operating losses. Based on the nature of the securities, our investment in GCI was classified as a security available for sale.

In September 2002, the Company determined that there was an other than temporary decline in the fair value of this investment. As a result, we recorded a write down of $1.0 million to reduce our investment in GCI to its net realizable value.

Other, net

Other, net increased $0.5 million from an expense of $74,000 for the three months ended September 30, 2001 to income of $403,000 in the same period of 2002. The increase is due primarily to a gain recorded on the sale of one of our managed practices in St. Louis of approximately $250,000, as well as gains on the sale of idle equipment and fees generated from a lab seminar in Philadelphia.

Other, net increased $0.5 million from $70,000 for the nine months ended September 30, 2001 to $534,000 for the same period in 2002.

Provision for Income Taxes

The effective income tax rate was approximately 39.7% and 41.8% for the three-month periods ended September 30, 2002 and 2001, respectively. This rate is down from the prior period primarily due to the change in treatment of goodwill accounting and the implementation of various tax planning strategies. Based on our forecasted results for 2002 and 2003, the current estimate of our annual effective tax rate is approximately 39% and 39.5%, respectively. In 2001, the effective tax rate was higher than AmeriPath’s statutory rates primarily due to the non-deductibility of the goodwill amortization related to the Company’s acquisitions.

The effective income tax rate was approximately 39.9% and 42.6% for the nine-month periods ended September 30, 2002 and 2001, respectively. In addition to non-deductible goodwill amortization, the Company had non-deductible merger-related charges for the nine-month period ended September 30, 2001, which further increased the effective tax rate. The effective tax rate for the nine month period ended September 30, 2001 excluding these items would have been approximately 40.3%.

Net Income

Net income for the three months ended September 30, 2002 was $11.2 million, an increase of $2.3 million, or 25.9%, over the same period in 2001. Net income as a percentage of net revenue was 9.0% and 8.4% for the three months ended September 30, 2002 and 2001, respectively. Diluted earnings per share for the three months ended September 30, 2002 increased to $0.36 from $0.34 for the comparable period of 2001, based on 31.0 million and 26.4 million weighted average shares outstanding, respectively.

Net income for the nine months ended September 30, 2002 was $37.6 million, an increase of $16.3 million, or 76.8%, over the same period in 2001. Diluted earnings per share for the nine months ended September 30, 2002 increased to $1.21 from $0.81 for the comparable period of 2001, based on 31.1 million and 26.1 million weighted average shares outstanding, respectively.

The following table reconciles net income including special items to adjusted net income excluding special items for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands, except earnings per share):

	Three months ending		Nine months ending
	September 30,		September 30,
	2002	2001	2002	2001
Net income, as reported	$11,166	$8,868	$37,577	$21,256

Adjustments for special items:
Merger-related costs	—	—	—	7,103
Asset impairment and related charges	2,753	—	2,753	—
Write down of Genomics investment	1,000	—	1,000	—
Gain on sale of managed practice	(253)	—	(253)	—
Tax effects of special items	(981)	—	(981)	(2,626)

Adjusted net income, excluding special items	$13,685	$8,868	$40,096	25,733

Adjusted diluted earnings per share	$0.44	$0.34	$1.29	$0.98
Weighted average shares outstanding	31,019	26,390	31,106	26,147

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of approximately $60.2 million, an increase of $3.4 million from the working capital of $56.8 million at December 31, 2001. The increase in working capital was due primarily to the increase in net accounts receivable of $11.8 million and an increase in other current assets of $4.6 million, offset by an increase in accounts payable and accrued expenses of $12.8 million. Accounts receivable was $93.4 million and $81.6 million at September 30, 2002 and 2001, respectively. Days sales outstanding for the third quarter in 2002 were 68 days compared to 69 days from the same quarter last year.

For the nine month periods ended September 30, 2001 and 2002, cash flows from operations were $40.1 million, 12.9% of net revenue, and $53.1 million, 14.9% of net revenue, respectively. Excluding pooling merger-related charges paid for Inform DX of $5.0 million, cash flow from operations would have been $45.1 million, or 14.6% of net revenue for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash flow from operations and borrowings under the Company’s credit facility were used to make contingent note payments of $32.4 million, fund acquisitions of $15.0 million, and acquire $5.9 million of property and equipment. These year to date numbers are testimony to our ability to generate quality free cash flow, pay our contingent note obligations and pay down debt borrowings.

The credit facility provides for borrowings of up to $200 million, with commitments totaling $175 million, in the form of a revolving loan that may be used for working capital purposes and to fund acquisitions. As of September 30, 2002, $86.0 million was outstanding under the revolving loan with an annual effective interest rate of 4.3%. The facility is down $4.0 million from year end 2001, and was paid down $12.6 million during the third quarter of 2002. In addition, the Company has $1.6 million in letters of credit outstanding as of September 30, 2002. At September 30, 2002, the Company had $87.4 million available under its credit facility.

The credit facility has a five-year term, with a final maturity date of November 30, 2006. Interest is payable monthly at variable rates which are based, at the Company’s option, on the agent’s base rate (4.75% at September 30, 2002) or the LIBOR rate plus a premium that is based on the Company’s ratio of total funded debt to pro forma consolidated earnings before interest, taxes, depreciation and amortization. As of September 30, 2002, the LIBOR premium was 150 basis points. The new facility also requires a commitment fee to be paid quarterly equal to 0.375%

of the unused portion of the total commitment. The credit facility has three basic financial covenants regarding leverage, fixed charge coverage and interest coverage. In addition, the agreement has a number of nonfinancial covenants. At September 30, 2002, we were in compliance with the covenants of the credit facility. The unused commitments under the credit facility will be used for general working capital needs and to fund our acquisition program.

During the third quarter of 2002, the Company completed one acquisition. Total consideration paid consisted of cash, common stock and consideration in the form of contingent notes and the assumption of certain liabilities.

In connection with all of our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the practices. The additional payments are generally contingent upon the achievement of stipulated levels of operating earnings by the acquired practices over periods typically ranging from three to five years from the date of the acquisition, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each acquired practice are achieved, we would make aggregate maximum payments, including principal and interest, of approximately $144.6 million over the next three to five years. A lesser amount or no payments at all would be made if the stipulated levels of operating earnings specified in each agreement were not met. In the third quarter of 2002, we made contingent note payments aggregating $4.9 million. These contingent note payments are currently estimated to be $7 million and $37-$38 million for the remainder of 2002 and the year 2003, respectively. After 2003, without giving effect to future acquisitions, these payments are projected to decline. However, future acquisitions are likely and, therefore, depending upon the timing and amount of such acquisitions, aggregate contingent note payments could increase.

We expect to continue to use our credit facility to fund acquisitions and for working capital. We anticipate that funds generated by operations and funds available under our credit facility will be sufficient to meet working capital requirements and anticipated contingent note obligations, and to finance capital expenditures over at least the next 12 months. Further, in the event additional payments under the contingent notes issued in connection with acquisitions become due, we believe that the incremental cash generated from operations would exceed the cash required to satisfy our payment, if any, of the contingent obligations in any one-year period. Such payments, if any, will result in a corresponding increase in goodwill. Funds generated from operations and funds available under the credit facility may not be sufficient to implement our longer-term growth strategy. We may be required to seek additional financing through additional increases in the credit facility, to negotiate credit facilities with other banks or institutions or to seek additional capital through private placements or public offerings of equity or debt securities. No assurances can be given that we will be able to extend or increase the existing credit facility, secure additional bank borrowings or complete additional debt or equity financings on terms favorable to us or at all.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on the Company’s expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by the Company with the Securities and Exchange Commission, which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as “may,” “should,” “believe,” “expect,” “anticipate” and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by the Company with the Securities and Exchange Commission, the matters discussed below under the heading “Risk Factors” should be carefully considered when evaluating the Company’s business and future prospects. Past performance is not necessarily indicative of future results.

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

Federal anti-kickback laws and regulations prohibit the offer, payment, solicitation and receipt of any form of remuneration in exchange for referrals of products or services for which payment may be made by Medicare, Medicaid or other federal health care programs. Violations of federal anti-kickback laws are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other governmental health care programs. Several states have similar laws. While we believe our operations are in material compliance with applicable Medicare and fraud and abuse laws, including the anti-kickback law, there is a risk that government authorities might take a contrary position or might investigate our arrangements with physicians and third parties, particularly those arrangements that do not satisfy the compliance safe harbors provided under the relevant regulations or that are similar to arrangements found to be problematic in advisory opinions of the Department of Health and Human Services Office of Inspector General (OIG). For example, the OIG has addressed physician practice management arrangements in an advisory opinion and found that management fees based on a percentage of practice revenues may violate the federal anti-kickback statute. While we believe our fee arrangements can be distinguished from those addressed in the opinion, government authorities may disagree. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, including physicians, hospitals and private payors. If our arrangements with physicians and third parties were found to be illegal, we could be subject to civil and criminal penalties, including fines and possible exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 20% of our collections from owned operations during the nine months ended September 30, 2002, would eliminate an important source of revenue and could materially adversely affect our business. In addition, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue.

Our business could be harmed by future interpretation or implementation of the federal Stark Law and other state and federal anti-referral laws.

We are also subject to federal and state statutes and regulations banning payments for referrals of patients and referrals by physicians to health care providers with whom the physicians have a financial relationship. The federal Stark Law applies to Medicare and Medicaid and prohibits a physician from referring patients for certain services, including laboratory services, to an entity with which the physician has a financial relationship. Financial relationship includes both investment interests in an entity and compensation arrangements with an entity. The state laws and regulations vary significantly from state to state, are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. These state laws and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these federal and state laws and regulations may result in prohibition of payment for services rendered, loss of licenses, fines, criminal penalties and exclusion from governmental and private payor programs. We have financial relationships with our pathologists, as defined by the federal Stark Law, in the form of compensation arrangements, ownership of our common stock and contingent promissory notes issued by us in connection with acquisitions. While we believe that our financial relationships with pathologists and referral practices are in material compliance with applicable laws and regulations, government authorities might take a contrary position or prohibited referrals may occur. We cannot be certain that pathologists who own our capital stock or hold contingent promissory notes will not violate these laws or that we will have knowledge of the identity of all beneficial owners of our capital stock. If our financial relationships with pathologists were found to be illegal, or if prohibited referrals were found to have been made, we could be subject to civil and criminal penalties, including fines, exclusion from participation in government and private payor programs and requirements to refund amounts previously received from government and private payors. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in our existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws. Such structural and organizational modifications could result in lower profitability and failure to achieve our growth objectives.

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

The Health Care Insurance Portability and Accountability Act, or HIPAA, will impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. The HIPAA provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Because of the uncertainties as to how the HIPAA provisions will be enforced, we are currently unable to predict their ultimate impact on us. Compliance with HIPAA could cause us to modify our business operations in a manner that would increase our operating costs or impede our growth. In addition, although we are unaware of any current violations of HIPAA, if we were found to be in violation of HIPAA, the government could seek penalties against us or seek to exclude us from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 20% of collections for the first nine months of 2002, would eliminate an important source of revenue and could materially adversely affect our business.

Federal and state regulation of the privacy, security and transmission of health information could restrict our operations, impede the implementation of our business strategies or cause us to incur significant costs.

The privacy, security and transmission of health information is subject to federal and state laws and regulations, including HIPAA. Some of our operations will be subject to HIPAA and its regulations. Because HIPAA’s privacy regulations do not supersede state laws that are more stringent, we will have to comply both with the federal privacy regulations under HIPAA and with any state privacy laws that are more stringent than HIPAA. Our operations that are subject to HIPAA must be in compliance with HIPAA’s privacy regulations by April 2003. Another set of regulations issued under HIPAA establishes uniform standards relating to data reporting, formatting, and coding that covered entities must use when conducting certain transactions involving health information. The compliance date for these regulations was October 2002, although the Administrative Simplification Compliance Act grants a covered entity an additional one-year to achieve compliance if it files a compliance plan on or before October 15, 2002. We have filed such a compliance plan to extend the applicable compliance date for these regulations. A third set of regulations, which have not yet been finalized, will establish minimum security requirements to protect health information that is stored or transmitted electronically. The different sets of HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. The privacy regulations could limit our use and disclosure of patient health information and could impede the implementation of some of our business strategies, such as our genomics initiatives. For example, the Department of Health and Human Services, or HHS, has indicated that cells and tissues are not protected health information, but that analyses of them are protected. HHS has stated that if a person provides cells to a researcher and tells the researcher that the cells are an identified individual’s cancer cells, that accompanying statement is protected health information. At this time, we are unable to determine the full impact of the HIPAA regulations on our business and our business strategies or the total cost of complying with the regulations, but the impact and the cost could be significant. Many states have enacted, or indicated an intention to enact, privacy laws similar to HIPAA or that would be more stringent than HIPAA. These state laws could also restrict our operations, impede the implementation of our business strategies or cause us to incur significant compliance costs. In addition, failure to comply with federal or state privacy laws and regulations could subject us to civil or criminal penalties.

We charge our clients on a fee-for-service basis, so we incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from our operations’ charging for services on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including the potential uncollectability of accounts, long collection cycles for accounts receivable and delays attendant to reimbursement by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the nine months ended September 30, 2002 was 11.9% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 20.7%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors may adversely affect our operating cash flow and liquidity, require us to borrow funds to meet our current obligations, reduce our profitability, impede our growth or otherwise materially adversely affect our business.

Significant collection risk exists for clinical professional component (“CPC”) charges for non-Medicare patients.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists generally have supervision and oversight responsibility for their roles as Medical Directors of the hospitals’ clinical, microbiology and blood banking operations. For this role, in some instances we bill non-Medicare patients according to a fee schedule for what is referred to as CPC charges. Our historical collection experience for CPC procedures is significantly lower than other anatomic pathology procedures. For example, one of our billing operations collects approximately 35% of net charges for hospital CPC services compared to 70% for hospital anatomic pathology services. This translates to a 50% bad debt rate for CPC charges and increases our overall bad debt percentage. For Medicare patients, pathologists serving as Medical Directors are typically paid a director’s fee or a “Part A” fee by the hospital. Hospitals and third-party payors are continuing to increase pressure to reduce our revenue from CPC and “Part A” fees, and in the future we may sustain substantial decreases in this revenue source or experience further deterioration in CPC collectibility. In the event that hospitals and third party payors are successful in reducing these sources of revenue, without corresponding price increases for other services, our profits will be negatively impacted since the majority of the costs supporting these revenues are fixed costs in the form of physician expense.

We rely upon reimbursement from government programs for a significant portion of our collections, and therefore our business would be harmed if reimbursement rates from government programs decline.

We derived 20% of our collections in the first nine months of 2002 from payments made by government sponsored health care programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement regulations, policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of health care have led, and may continue to lead, to significant reductions in health care reimbursements. State concerns over the growth in Medicaid expenditures also could result in significant payment reductions. Since these programs generally reimburse on a fee schedule basis, rather than a charge-related basis, we generally cannot increase net revenue by increasing the amount charged for services provided. As a result, cost increases may not be able to be recovered from government payors. In addition, Medicare, Medicaid and other government health care programs are increasingly shifting to forms of managed care, which generally offer lower reimbursement rates. Some states have enacted legislation to require that all Medicaid patients be transitioned to managed care organizations, which could result in reduced payments to us for such patients. Similar legislation may be enacted in other states. In addition, a state-legislated shift of Medicaid patients to a managed care organization could cause us to lose some or all Medicaid business in that state if we were not selected by the managed care organization as a participating provider. Additionally, funds received under all health care reimbursement programs are subject to audit with respect to the proper billing for physician services and, accordingly, repayments and retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid reimbursements.

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

Significant media and public attention has been focused on the health care industry due to ongoing federal and state investigations reportedly related to referral and billing practices, laboratory and home health care services and physician ownership and joint ventures involving hospitals. Most notably, HCA-The Healthcare Company, or HCA, is reportedly under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 28 HCA hospital laboratories as of September 30, 2002. Therefore, the government’s ongoing investigation of HCA or other hospital operators could result in governmental investigations of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in certain states, including some in which we operate, and are expected to extend such projects to additional states, including states in which we operate. These projects further increase the likelihood of governmental investigations of laboratories that we own or operate. Although we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, such laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices or industry practices. The government’s investigations of entities with which we contract may materially harm our business, including termination or amendment of one or more of our contracts or the sale of hospitals, potentially disrupting the performance of services under our contracts. In addition, some indemnity insurers and other non-governmental payors have sought repayment from providers, including laboratories, for alleged overpayments.

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

We have recently received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

Our growth strategy includes efforts to acquire and develop new practices, develop and expand managed care contracts and develop new products, services, technologies and related alliances with third parties. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our physician and employee base and to train, motivate and manage employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or to manage our expanded operations effectively and profitably.

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

Ethical, social and legal concerns about genomic testing and genomic research could result in regulations restricting our or our customers’ activities or in only limited demand for those products. For example, the potential availability of testing for some genomic predispositions to illness has raised issues regarding the use and confidentiality of information obtained from this testing. Some states in the United States have enacted legislation restricting the use of information from some genomic testing, and the United States Congress and some foreign governments are considering similar legislation. The United States Food and Drug Administration, or FDA, has subjected the commercialization of certain elements of genomic testing to limited regulation. The federal Centers for Disease Control and Prevention has published notice of its intent to revise the regulations under the Clinical Laboratory Improvements Amendments, or CLIA, to specifically recognize and regulate a genomic testing specialty. The Department of Health and Human Services’ Secretary’s Advisory Committee on Genetic Testing advises the Department of Health and Human Services as to various issues raised by the development and use of genomic testing and has published preliminary recommendations for increased participation on the part of the FDA and increased regulation of genomic testing under CLIA. As a result of these activities, it is likely that genomic testing will be subject to heightened regulatory standards. Restrictions on our or our customers’ use of genomic information or testing products could impede our ability to broaden the range of testing services we offer and to penetrate the genomic and genomic testing markets.

If we are unable to make acquisitions in the future, our rate of growth could slow.

Much of our historical growth has come from acquisitions, and we continue to pursue growth through the acquisition and development of laboratories and pathology operations. However, we may be unable to continue to identify and complete suitable acquisitions at prices we are willing to pay or to obtain the necessary financing on acceptable terms. In addition, as we become a bigger company, the amount that acquired businesses contribute to our revenue and profits will likely be smaller on a percentage basis. We compete with other companies to identify and complete suitable acquisitions. We expect this competition to intensify, making it more difficult to acquire suitable companies on favorable terms. For example, we may be unable to accurately and consistently identify operations whose pathologists have strong professional reputations in their local medical communities. Further, we may acquire operations whose pathologists’ individual marketing and other sales efforts do not produce a profitable customer base. As a result, the businesses we acquire may not perform well enough to justify our investment.

We may raise additional capital, which could be difficult to obtain at attractive prices and which could cause us to engage in financing transactions that adversely affect our stock price.

We need capital for both internal growth and for the acquisition and integration of new practices, products and services. Therefore, we may raise additional capital through public or private offerings of equity securities or debt financings. Our issuance of additional equity securities could cause dilution to holders of our common stock and may adversely affect the market price of our common stock. The incurrence of additional debt could increase our interest expense and other debt service obligations and could result in the imposition of covenants that restrict our operational and financial flexibility. Additional capital may not be available to us on commercially reasonable terms or at all. The failure to raise additional needed capital could impede the implementation of our operating and growth strategies.

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

We perform due diligence investigations with respect to potential liabilities of acquisitions and typically obtain indemnification with respect to liabilities from the sellers. Nevertheless, undiscovered claims may arise and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired and affiliated operations may include matters involving compliance with laws, including health care laws. While we believe, based on our due diligence investigations, that the operations of our operations prior to their acquisition were generally in compliance with applicable health care laws, it is nevertheless possible that such operations were not in full compliance with such laws and that we will become accountable for their non-compliance. We have, from time to time, identified certain past practices of acquired operations that do not conform to our standards. A violation of applicable health care laws, whether or not the violation occurred prior to our acquisition, could result in civil and criminal penalties, exclusion of the physician, the operation or us from participation in Medicare and Medicaid programs and loss of a physician’s license to practice medicine. Significant fines and other penalties could cause liquidity problems and adversely affect our results of operations. Exclusion from participation in government payor programs, which represented 20% of our collections in the first nine months of 2002, would eliminate an important source of revenue and could materially harm our business.

We have significant contingent liabilities payable to many of the sellers of practices that we have acquired.

In connection with our practice acquisitions, we typically agree to pay the sellers additional consideration in the form of contingent debt obligations, payment of which depends upon the practice achieving specified profitability criteria over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and achievement of the profitability criteria is determined. As of September 30, 2002, if the maximum criteria for the contingency payments with respect to all prior acquisitions were achieved, we would be obligated to make payments, including principal and interest, of approximately $144.6 million over the next three to five years. This amount could increase significantly as we continue selectively to acquire new practices. Lesser amounts would be paid if the maximum criteria were not met. Although we believe we will be able to make such payments from internally generated funds or proceeds of future borrowings, it is possible that such payments could cause significant liquidity problems for us. We continue to use contingent notes as partial consideration for acquisitions and affiliations.

We have recorded a significant amount of intangible assets, which may never be realized.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions were approximately $254.1 million at September 30, 2002, representing approximately 38% of our total assets. Net identifiable intangible assets are recorded at fair value on the date of acquisition and are being amortized over periods ranging from 10 to 40 years. Goodwill, which relates to the excess of cost over the fair value of net assets of businesses acquired, was approximately $257.5 million at September 30, 2002, representing approximately 39% of our total assets. On an ongoing basis, we make an evaluation to determine whether events and circumstances indicate that all or a portion of the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. For example, during the years ended December 31, 2001 and the nine months ended September 30, 2002, we recorded asset impairment charges to intangible assets in the amount of $3.8 million and $2.7 million, respectively. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could materially harm our results of operations for the period in which the write-off occurs, which could adversely affect our stock price.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit, principally through acquisitions, and retain pathologists, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may have to modify the economic terms of our relationships with pathologists in order to enhance our recruitment and retention efforts. Because it may not be possible to recover increased costs through price increases, this could materially harm our profitability. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each practice. Loss of one of our pathologists for any reason could lead to the loss of hospital contracts or other sources of revenue that depend on our continuing relationship with that pathologist. Our revenues and earnings could be adversely affected if a significant number of pathologists terminate their relationships with our practices or become unable or unwilling to continue their employment, or if a number of our non-competition agreements with physicians are terminated or determined to be invalid or unenforceable under state laws or local laws For example, in 2001, the two pathologists in our Birmingham, Alabama practice terminated their employment with us and opened their own pathology lab. As a result, we closed an operating lab in Alabama. We have implemented a strategy to retain those customers and service them through other AmeriPath facilities, including another lab we subsequently acquired in Alabama. As of December 31, 2001, we had been unable to retain these customers, and therefore recorded a non-cash asset impairment charge of $3.8 million. We continue to aggressively market in Alabama and have been successful in gaining some of these customers back during 2002.

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

Health care companies such as hospitals, national clinical laboratories, third-party payors and health maintenance organizations may compete with us in the employment of pathologists and the management of pathology practices. We also expect to experience increasing competition in the provision of pathology and cytology diagnostic services from other anatomic pathology practices, companies in other health care industry segments, such as other hospital-based specialties, national clinical laboratories, large physician group practices or other pathology physician practice management companies. In particular, national clinical laboratories who presently refer business to us may seek to develop the capacity to do this business in-house. For example, we believe Quest is in the process of internalizing anatomic pathology work previously performed by our operations in various locations. Some of our competitors may have greater financial and other resources than we, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices or enter into a greater number of capitated contracts in which we take on greater pricing risks, or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology practices.

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

Among many other factors complicating our billing are:

•	disputes between payors as to which party is responsible for payment;

•	disparity in coverage among various payors; and

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and procedures mandated by various payors.

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

There has been significant volatility in the market price of securities of health care companies that often has been unrelated to the operating performance of such companies. In fact, since January 1, 2000, our common stock, which trades on the NASDAQ National Market, has traded from a low of $7.00 per share to a high of $37.16 per share. We believe that various factors, such as legislative and regulatory developments, investigations by regulatory bodies or third-party payors, quarterly variations in our actual or anticipated results of operations, lower revenues or earnings than those anticipated by securities analysts, the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. For example, in the fourth quarter of 1998, our stock price declined significantly as a result of an announcement by the government of its intent to seek recovery of amounts allegedly improperly reimbursed to us under Medicare. Although the claim was resolved to our satisfaction and resulted only in a small fine, similar investigations may be announced having the same effect on the market price of our stock. In addition, securities class action claims have been brought against companies whose stock prices have been volatile. Several such suits were brought against us, and subsequently dismissed, as a result of the decline in our stock price described above. This kind of litigation could be very costly and could divert our management’s attention and resources. Any adverse determination in this type of litigation could also subject us to significant liabilities, any or all of which could materially harm our liquidity and capital resources.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the credit facility of $86.0 million at September 30, 2002. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $86.0 million, each quarter point increase or decrease in the floating rate changes interest expense by $215,000 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the date that evaluation was completed (“Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and materials weaknesses.

PART II— OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the pending legal proceedings involve claims of medical malpractice. These claims are generally covered by insurance. Based upon investigations conducted to date, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities – In connection with acquisitions completed during the nine months ended September 30, 2002, the Company issued the following shares of common stock to the owners of the following acquired businesses as partial consideration for the acquired businesses:

	Location	Effective Date	Shares Issued
Empire Pathology	Irvine, CA	April 1, 2002	11,570
O’Quinn Medical Pathology Association	Augusta, GA	July 2, 2002	96,695

The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933 because these issuances did not involve any public offering.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

None.

(b)    Reports on Form 8-K

A Current Report on Form 8-K, dated July 1, 2002, was filed by the Company with the Securities and Exchange Commission on July 16, 2002, reporting an increase in malpractice costs and the proposed revisions to Medicare payment under the physician fee schedule for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: November 14, 2002	By:	/s/ JAMES C. NEW
James C. New Chairman and Chief Executive Officer

Date: November 14, 2002	By:	/s/ GREGORY A. MARSH
Gregory A. Marsh Vice President and Chief Financial Officer

CERTIFICATIONS

I, James C. New, Chairman and Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmeriPath, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JAMES C. NEW
James C. New Chairman and Chief Executive Officer

I, Gregory A. Marsh, Vice President and Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmeriPath,Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ GREGORY A. MARSH
Gregory A. Marsh Vice President and Chief Financial Officer