Form 10-Q
period 2003-03-31
AMERIPATH INC
filed 2003-05-15
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes ☐    No ☒

*See explanatory note following index.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐    No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2003: 100

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE:

AmeriPath, Inc. is not currently subject to the periodic reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 and is not required by any rules or regulations of the SEC to file this Quarterly Report on Form 10-Q. Notwithstanding the foregoing, AmeriPath, Inc. is required to file certain periodic reports with the SEC (to the extent such reports are accepted by the SEC) pursuant to the terms of the indenture governing its outstanding 10 1/2% senior subordinated notes due 2013. This Quarterly Report on Form 10-Q is being filed solely pursuant to the terms of the indenture.

2

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,578	$964
Restricted cash	8,468	8,453
Accounts receivable, net	95,497	90,886
Inventories	1,780	1,823
Prepaid income taxes	7,596	7,596
Deferred tax asset, net	9,148	9,149
Other current assets	3,917	5,237

Total current assets	134,984	124,108

PROPERTY AND EQUIPMENT, NET	26,995	26,126

OTHER ASSETS:
Goodwill, net	510,933	277,337
Identifiable intangibles, net	272,112	275,219
Other	25,826	5,670

Total other assets	808,871	558,226

Total Assets	$970,850	$708,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,904	$54,399
Current portion of long-term debt	538	433
Other current liabilities	12,953	5,491

Total current liabilities	67,395	60,323

LONG-TERM LIABILITIES:
Credit facility	—	113,190
Term loan facility	225,000	—
Senior subordinated notes	275,000	—
Long-term debt	2,475	2,494
Capital lease obligations, less current portion	363	136
Other liabilities	1,547	1,547
Deferred tax liability	79,403	79,444

Total long-term liabilities	583,788	196,811

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock	—	307
Additional paid-in capital	319,667	321,658
Retained earnings	—	129,361

Total stockholders’ equity	319,667	451,326

Total Liabilities and Stockholders’ Equity	$970,850	$708,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
NET REVENUES:
Net patient service revenue	$113,478	$105,802
Net management service revenue	5,479	7,090

Total net revenues	118,957	112,892

OPERATING COSTS AND EXPENSES:
Cost of Services:
Net patient service revenue	58,797	50,572
Net management service revenue	3,348	3,768

Total cost of services	62,145	54,340
Selling, general and administrative expenses	21,726	20,049
Provision for doubtful accounts	14,997	13,674
Amortization expense	3,107	2,782
Merger-related charges	10,010	—
Restructuring costs	1,196	—
Write-off of deferred financing costs	957	—

Total operating costs and expenses	114,138	90,845

INCOME FROM OPERATIONS	4,819	22,047

OTHER INCOME (EXPENSE):
Interest expense	(1,762)	(1,053)
Other income, net	33	85

Total other expense, net	(1,729)	(968)

INCOME BEFORE INCOME TAXES	3,090	21,079

PROVISION FOR INCOME TAXES	3,565	8,431

NET (LOSS) INCOME	$(475)	$12,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(475)	$12,648
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,130	1,840
Amortization	3,169	2,843
Gain on disposal of assets	(2)	(15)
Write off of deferred financing costs	957	—
Deferred income taxes	—	(2,000)
Provision for doubtful accounts	14,997	13,674
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(19,607)	(17,957)
Decrease (increase) in inventories	42	(261)
Decrease (increase) in other current assets	1,321	(416)
Decrease (increase) in other assets	139	(70)
Increase in accounts payable and accrued expenses	579	3,279

Net cash provided by operating activities	3,250	13,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,553)	(1,684)
Acquisition and merger-related charges paid	(642)	(730)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(702)	(6,893)
Increase in restricted cash	(15)	—
Payments of contingent notes	(22,909)	(17,653)

Net cash used in investing activities	(26,821)	(26,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	268	735
Debt issuance costs	(20,832)	(206)
Net payments on long-term debt and capital leases	(131)	(109)
Borrowings under term loan facility	225,000	—
Borrowings under senior subordinated notes	275,000	—
Proceeds from AmeriPath Holdings	296,222	—
Buyback of common stock	(619,609)	—
Capitalized transaction costs	(11,583)
(Payments) borrowings on credit facility	(113,190)	7,000
Tax benefit from exercise of stock options	40	2,218

Net cash provided by financing activities	31,185	9,638

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,614	(3,757)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964	4,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,578	$1,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued	$—	$822
Accrual for repurchase of stock options	9,945	—
Rollover of WCAS equity	23,445	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its Subsidiaries (collectively, “AmeriPath” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results which may be reported for the year ended December 31, 2003.

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto included in the Company’s Form 8-K dated March 3, 2003 for the year ended December 31, 2002.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified in order to conform with the financial statement presentation of the current period.

Note 2—The Transaction

On December 8, 2002, Amy Holding Company and its wholly owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with AmeriPath, pursuant to which Amy Acquisition Corp. merged with and into AmeriPath, with AmeriPath continuing as the surviving corporation (the “Transaction”). The Transaction was approved by the stockholders and subsequently consummated on March 27, 2003. As a result of the Transaction, AmeriPath became a wholly owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc (“Holdings”).

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). WCAS and its related investors own 100% of the outstanding common stock of Holdings.

The funds necessary to consummate the Transaction were approximately $801.8 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $44.7 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under its new credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

The Transaction has been accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141 “Business Combinations,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The purchase price, including transaction related fees, has been allocated to our tangible and identifiable intangible assets and liabilities based upon our preliminary estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the Transaction be “pushed down” and recorded on our financial statements. The following table summarizes the preliminary allocation of the Transaction.

Cash and Equity Contributed by WCAS	$319,667
Total Liabilities Assumed	651,183
Fair Value of Assets Acquired	(757,427)

Excess purchase price (goodwill)	$231,423

The allocation of the purchase price is preliminary, while the Company continues to obtain the information to determine the fair value of the assets acquired and the liabilities assumed.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to its acquisitions consummated prior to the Transaction. The lenders under the Company’s new credit facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3 - Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases or other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others”. The provisions of FIN 45 require that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of FIN 45 had no impact on the Company’s consolidated financial statements.

On December 31, 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

interim financial statements. SFAS 148 does not amend SFAS 123, which requires companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

This amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stocks on the date of grant, no compensation expense is recognized. The following table summarizes the Company’s pro forma consolidated results of operations as though the provisions of the fair value based accounting method of accounting for employee stock-based compensation of SFAS No. 123 had been used:

	Three Months Ended March 31,
	2003	2002
Net (loss) income as reported	$(475)	$12,648
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes	(1,654)	(1,090)

Pro Forma net (loss) income	$(2,129)	$11,558

Note 4—Acquisitions

During the first three months of 2003, the Company acquired a start-up operation in Charleston, South Carolina. The total consideration paid by the Company in connection with this acquisition included cash and the assumption of certain liabilities. The Company also issued additional purchase price consideration in the form of contingent notes. During the first quarter of 2003, the Company made contingent note payments of $22.9 million relating to previous acquisitions.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s 2002 acquisitions accounted for under the purchase method from the dates acquired through March 31, 2003.

The following unaudited pro forma information presents the consolidated results of the Company’s operations for the three months ended March 31, 2002 as if the acquisitions had been consummated on January 1, 2002. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the three months ended March 31, 2003, due to the immateriality of the one acquisition completed during the first quarter of 2003.

Pro Forma (Unaudited) Three Months Ended March 31, 2002 (In thousands)
Net revenues	$117,541
Net income	$13,750

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5—Goodwill and Identifiable Intangibles Assets

Intangible assets and the related accumulated amortization and amortization periods are set forth below (dollars in thousands):

				March 31, 2003 Amortization Periods (Years)
	March 31, 2003	December 31, 2002	Range	Weighted Average
Hospital contracts	$225,558	$225,558	25-40	31.0
Accumulated amortization	(31,791)	(29,975)
Physician client lists	89,798	89,798	10-30	19.5
Accumulated amortization	(19,140)	(17,987)
Laboratory contracts	1,300	1,300	10	10.0
Accumulated amortization	(845)	(812)
Management service agreement	8,972	8,972	25	24.2
Accumulated amortization	(1,740)	(1,635)

Identifiable intangibles, net	$272,112	$275,219

Goodwill	$534,132	$300,536
Accumulated amortization	(23,199)	(23,199)

Goodwill, net	$510,933	$277,337

While the Company continues to obtain the information to determine the fair value of the intangible assets acquired and the amount of goodwill recorded as a result of the Transaction, the allocation of the purchase price is preliminary. Although the allocation of the purchase price is preliminary and subject to adjustment when the Company obtains final information, management believes that any such adjustments will not be material in relation to the Company’s Consolidated Financial Statements other than a reclassification between other identifiable assets and goodwill.

In determining the useful lives of the identifiable intangible assets, the Company considered each operation’s operating history, contract renewals, stability of physician referral lists and industry statistics.

The weighted average amortization period for identifiable intangibles is approximately 26 years.

Amortization expense of identifiable intangible assets was $3.2 million and $2.8 million for the three month periods ended March 31, 2003 and 2002, respectively.

Note 6—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Accounts payable	$16,230	$18,180
Accrued compensation	16,872	19,477
Accrued medical malpractice and IBNR	14,585	13,846
Accrued acquisition costs	2,331	2,187
Accrued interest	609	181
Income taxes payable	2,645	—
Other accrued expenses	632	528

Total	$53,904	$54,399

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7—Merger-Related Charges

In connection with the Transaction and its numerous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs as it relates to the InformDX acquisition. During the first quarter of 2003, the Company recorded a charge of approximately $10.0 million related to merger transaction costs. In addition, we accrued approximately $10.3 million related to amounts due as the result of the accelerated vesting of stock options ($9.9 million) and certain debt issuance costs.

A reconciliation of the activity for the three months ended March 31, 2003 with respect to the merger-related reserves is as follows (In thousands):

	Balance December 31, 2002	Balance Sheet Charges	Statement of Operations Charges	Payments	Balance March 31, 2003
Transaction costs	$2,692	$10,316	$10,010	$(12,332)	$10,686
Employee termination costs	1,480	—	—	(447)	1,033
Lease commitments	1,748	—	—	(154)	1,594
Other exit costs	130	—	—	(41)	89

Total	6,050	$10,316	$10,010	$(12,974)	13,402

Less: portion included in current liabilities	(4,503)				(11,855)

Total included in other liabilities	$1,547				$1,547

Note 8—Long-term Debt

Term Loan Facility—On March 27, 2003 and in connection with our consummation of the Transaction, the Company terminated its existing credit facility and entered into a new credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is reflected in our statement of operations for the three months ended March 31, 2003.

The New Credit Facility provides for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the Transaction and a $65.0 million revolving credit facility with a maturity of six years.

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the Transaction, the applicable margin percentage under the revolving loan facility will be subject to adjustments based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the new credit facility) being within certain defined ranges. The interest rate at March 31, 2003 was 5.81%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Subject to exceptions, the New Credit Facility requires mandatory prepayments of term loans in amounts equal to 100% of the net cash proceeds from asset sales which are not reinvested by the Company within specific periods, 50% of the net cash proceeds from the issuance of equity securities by the Company or Holdings, 100% of the net cash proceeds from the issuance of debt securities by the Company or Holdings, and 65% of our annual excess cash flow, which percentage may be reduced to 50% if the ratio of the Company’s total indebtedness to its consolidated EBITDA is less than or equal to 3:1.

The New Credit Facility requires scheduled quarterly payments on the term loans in amounts equal to $562,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2003.

Indebtedness under the New Credit Facility is guaranteed by all of the Company’s current restricted subsidiaries, certain of its future restricted subsidiaries and by Holdings and is secured by a first priority security interest in substantially all of the Company’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned and material leased real property, cash and cash proceeds of the foregoing and a first priority pledge of the Company’s capital stock and the capital stock of the guarantor subsidiaries.

The New Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test, a fixed charge coverage ratio test and a maximum leverage ratio test, which financial covenants become more restrictive over time. In addition, the New Credit Facility includes negative covenants restricting or limiting the Company’s ability and the ability of its subsidiaries, to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s holding company notes beginning in the fiscal year ended December 31, 2004.

Senior Subordinated Notes—On March 27, 2003 and in connection with the Transaction, Amy Acquisition Corp. issued $275.0 million of 10½% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp’s obligations with respect to the notes upon consummation of the Transaction. Interest is payable semi-annually in arrears commencing in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, equally with any of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to any of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness.

The Company may redeem any of the notes at any time and from time to time on or after April 1, 2008, in whole or in part, in cash at the specified redemption prices, plus accrued and unpaid interest to the date of redemption.

If a change in control of the Company occurs, subject to certain conditions, the Company must give holders of the notes an opportunity to sell the notes to the Company at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The indenture governing the notes contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

Note 9—Commitments and Contingencies

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleges a breach of duty to stockholders in connection with the Transaction. The plaintiffs seek to represent a putative class consisting of the public stockholders of AmeriPath. Named as defendants in the Amended Complaint are AmeriPath, Inc. and the members of the AmeriPath board of directors. The plaintiffs allege, among other things, that the consideration is inadequate, that the announcement was improperly timed, that AmeriPath was not properly auctioned, that the Transaction is unfair, that the proxy statement omits certain information that plaintiffs contend is material and that the AmeriPath directors breached their fiduciary duties. The Amended Complaint seeks injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. We believe the Amended Complaint lacks merit and have filed a motion to dismiss it.

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the Company’s pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. Based upon current information, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, however, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover any such liability, and thus, the Company’s financial condition, results of operations and liquidity could suffer a material adverse effect. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician operations, the prior conduct of such operations, or the employment (and restriction on competition of) physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Self-Insured Health Benefits—Effective August 1, 2002, the Company provided health care benefits to its employees through a self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at March 31, 2003, is approximately $13.0 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Healthcare Regulatory Environment and Reliance on Government Programs—The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s financial position and results of operations. The Company’s operations are continuously subject to review and inspection by regulatory authorities.

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. The Company is providing information to the United States Attorney’s office and intends to cooperate in the investigation. The Company also is conducting its own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Employment Agreements—As part of the Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which include, among other terms, noncompetition provisions and salary continuation benefits.

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. In addition, we currently are experiencing declines in the volume of our Quest business in our Philadelphia, North Texas and California laboratories. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended March 31, 2003 and 2002 were $2.3 million and $6.0 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

Medicare Reimbursement—On June 28, 2002, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, issued proposed revisions to payment policies under the physician fee schedule for calendar year 2003. Under the proposed rule, reimbursement from Medicare for anatomic pathology services would have decreased in 2003. The proposed rule called for an estimated 4.4% reduction in the physician fee schedule conversion factor in order to comply with Congressional budget mandates. In addition, the proposed rule would have reduced the amount of money paid to pathologists for practice and overhead expenses through a reduction in the pathologists’ relative value unit factors. In December 2002, CMS published a final rule implementing a 4.4% reduction in the conversion factor mandated by Congress and reduced some pathology relative value unit factors. This rule was scheduled to take effect March 1, 2003. Congress, however, has since granted CMS the authority to recalculate the physician fee schedule conversion factor, which has the effect of rescinding the 4.4% conversion factor reduction and increasing the conversion factor by 1.6%.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. As of March 31, 2003 and March 31, 2002, net income equaled comprehensive income.

Note 11—Segment Reporting

The Company has two reportable segments, owned operations and managed operations. The segments were determined based on the type of service and customer. Owned operations provide anatomic pathology services to hospitals and referring physicians, while the Company’s managed operations provide management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies in the Company’s year end audited financial statements. The Company evaluates performance based on revenue and income before amortization of intangibles, restructuring costs, write off of deferred debt financing costs, merger-related charges, interest expense, other income and expense and income taxes (“Operating Income”).

The following is a summary of the financial information for the three months ended March 31, 2003 and 2002, for the business segments and corporate (dollars in thousands).

	Three months ended March 31,
	2003	2002
Owned
Net patient service revenue	$113,478	$105,802
Operating income	26,358	31,319
Segment assets	776,208	414,198

Managed
Net management service revenue	$5,479	$7,090
Operating income	558	781
Segment assets	22,730	22,678

Corporate
Operating loss	$(6,827)	$(7,271)
Segment assets	330,334	224,078
Elimination of intercompany accounts	(158,422)	(30,074)

Note 12—Subsequent Events

Subsequent to March 31, 2003, the Company paid approximately $2.3 million on contingent notes issued in connection with previous acquisitions.

In April 2003, the Company paid approximately $9.9 million related to the accelerated vesting of stock options in connection with the Transaction.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13—Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the pending exchange offer relating to the Company’s 10½% Senior Subordinated Notes due 2013. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items and asset and liability balances that are applicable to the Company’s subsidiaries are typically recorded in the books and records of AmeriPath Inc.. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to AmeriPath Inc. and the Company’s subsidiaries.

The following tables present condensed consolidating financial information at March 31, 2003, and December 31, 2002 and for the three months ending March 31, 2003 and 2002 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10½% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”).

Condensed Consolidating Balance Sheets:
As of March 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non –Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$6,715	$1,863		$8,578
Restricted Cash	—	8,468	—		8,468
Accounts receivable, net	59	76,327	19,111		95,497
Inventories	232	1,548	—		1,780
Other current assets	1,398	17,388	1,875		20,661

Total current assets	1,689	110,446	22,849		134,984
Property & equipment, net	1,352	25,387	256		26,995
Goodwill, net	—	484,429	26,504		510,933
Other identifiable intangible assets, net	—	242,077	30,035		272,112
Investment in subsidiaries	647,749	(6,630)	—	(641,119)	—
Other assets	21,358	4,212	256		25,826

Total assets	$672,148	$859,921	$79,900	(641,119)	$970,850

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,452	$44,014	$4,438		$53,904
Current portion of long-term debt	—	538	—		538
Other current liabilities	11,783	1,170			12,953

Total current liabilities	17,235	45,722	4,438		67,395
Revolving loan	500,000	—	—		500,000
Other long term debt, less current portion	13	4,372	—		4,385
Other liabilities
Deferred income tax liability	80	72,236	7,087		79,403

Total long-term liabilities	500,093	76,608	7,087		583,788
Intercompany (receivable) payable	277,553	(264,012)	(13,541)		—
Stockholders’ equity:
Common stock	(1,939)	1,825	27	87	—
Additional paid-in capital	281,560	38,215	2	(110)	319,667
Retained earnings	(402,354)	961,563	81,887	(641,096)	—

Total stockholders’ equity	(122,733)	1,001,603	81,916	(641,119)	319,667

Total liabilities and stockholders’ equity	$672,148	$859,921	$79,900	(641,119)	$970,850

Condensed Consolidating Balance Sheets:
As of December 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non –Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$(25)	$989		$964
Restricted cash	—	8,453	—		8,453
Accounts receivable, net	92	72,913	17,881		90,886
Inventories	312	1,511	—		1,823
Other current assets	1,852	18,203	1,927		21,982

Total current assets	2,256	101,055	20,797		124,108
Property & equipment, net	1,540	24,360	226		26,126
Goodwill, net	—	250,834	26,503		277,337
Other identifiable intangible assets, net	—	244,827	30,392		275,219
Investment in subsidiaries	443,797	(6,630)	—	(437,167)	—
Other assets	1,130	4,046	494		5,670

Total assets	$448,723	$618,492	$78,412	(437,167)	$708,460

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,683	$41,645	$9,058	(987)	$54,399
Current portion of long-term debt	15	418	—		433
Other current liabilities	2,692	1,812	—	987	5,491

Total current liabilities	7,390	43,875	9,058	—	60,323
Revolving loan	113,190	—	—		113,190
Other long term debt, less current portion	—	2,630	—		2,630
Other liabilities	—	1,547	—		1,547
Deferred income tax liability	80	72,277	7,087		79,444

Total long-term liabilities	113,270	76,454	7,087		196,811
Intercompany (receivable) payable	242,823	(239,216)	(3,607)		—
Stockholders’ equity:
Common stock	620	1,616	27	(1,956)	307
Additional paid-in capital	306,870	14,954	1	(167)	321,658
Retained earnings	(222,250)	720,809	65,846	(435,044)	129,361

Total stockholders’ equity	85,240	737,379	65,874	(437,167)	451,326

Total liabilities and stockholders’ equity	$448,723	$618,492	$78,412	(437,167)	$708,460

Condensed Consolidating Income Statements:

For the three months ended March 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net Revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	56,354	5,791	62,145
Selling, general and administrative expense	939	33,123	2,661	36,723
Amortization expense	—	2,750	357	3,107
Merger-related charges	10,010	—	—	10,010
Restructuring costs	—	699	497	1,196
Asset impairment and related charges	—	287	(287)	—
Write-off of deferred financing costs	957	—	—	957

Total operating costs and expense	11,906	93,213	9,019	114,138

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

(Loss) Income from operations	(11,906)	14,175	2,550	4,819
Other Income (Expense)
Interest expense	(1,697)	(65)	—	(1,762)
Management fee (A)	—	2,550	(2,550)	—
Other, net	4	29	—	33

Total other expenses	(1,693)	2,514	(2,550)	(1,729)

Income (loss) before income taxes	(13,599)	16,689	—	3,090
Provision for income taxes	2,986	(6,551)	—	(3,565)

Net income (loss)	$(10,613)	$10,138	$—	$(475)

(A)	In accordance with the applicable management fee agreements, Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor subsidiaries.

For the three months ended March 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net Revenues	$—	$92,704	$20,188	$112,892

Cost of services	—	46,542	7,798	54,340
Selling, general and administrative expense	1,004	29,331	3,388	33,723
Amortization expense	—	2,543	239	2,782
Merger-related charges	—	—	—	—
Asset impairment and related charges	—	—	—	—

Total operating costs and expense	1,004	78,416	11,425	90,845

(Loss) Income from operations	(1,004)	14,288	8,763	22,047

Other Income (Expense)
Interest expense	(983)	(70)	—	(1,053)
Management fee (A)	—	8,756	(8,756)	—
Other, net	27	65	(7)	85

Total other expenses	(956)	8,751	(8,763)	(968)

Income before income taxes	(1,960)	23,039	—	21,079

Provision for income taxes	769	(9,187)	(13)	(8,431)

Net income	$(1,191)	$13,852	$(13)	$12,648

(A)	In accordance with the applicable management fee agreements, Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows:

For the three months ended March 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(10,613)	$10,138	$—	$(475)
Adjustments to reconcile net income (loss) to cash provided by operating activities	1,309	16,845	3,097	21,251
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(21,712)	1,427	2,758	(17,527)

Net cash provided by operating activities	(31,016)	28,410	5,855	3,249
Cash flows from investing activities	(300)	(21,540)	(4,981)	(26,821)
Cash flows from financing activities	31,316	(130)	—	31,186

Increase (decrease) in cash and equivalents	—	6,740	874	7,614
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$6,715	$1,863	$8,578

For the three months ended March 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(1,191)	$13,852	$(13)	$12,648
Adjustments to reconcile net income (loss) to cash provided by operating activities	361	13,270	2,711	16,342
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(8,066)	(5,955)	(1,404)	(15,425)

Net cash provided by operating activities	(8,896)	21,167	1,294	13,565
Cash flows from investing activities	(847)	(25,177)	(936)	(26,960)
Cash flows from financing activities	9,747	(109)	—	9,638

Increase (decrease) in cash and equivalents	4	(4,119)	358	(3,757)
Cash and cash equivalents, beginning of period	1,596	2,762	450	4,808

Cash and cash equivalents, end of period	$1,600	$(1,357)	$808	$1,051

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

AmeriPath, Inc. (“AmeriPath” or the “Company”) is one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 15 regional laboratories and 32 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”) formerly known as Amy Holding Company, and its wholly owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger was consummated on March 27, 2003. We refer to the merger as the “Transaction”.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly owned operations. We collectively refer to these consolidated entities and our wholly owned operations as our “owned operations”. In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the three months ended March 31, 2003, our revenues from owned operations and managed operations accounted for 95.4% and 4.6% of our total net revenues, respectively.

Financial Statement Presentation

The following paragraphs provide a brief description of the most important items that appear in our financial statements and general factors that impact these items.

Net Revenues.     Net revenues consist of revenues received from patients, third-party payors and others for services rendered. Our same store net revenue is affected by changes in customer volume, payor mix and reimbursement rates. References to “same store” refer to operations that have been included in our financial statements throughout the periods compared, as opposed to operations acquired or divested in one period, and which are not reflected for the entirety of both periods. The Company provides a discussion of period-to-period changes in same store net revenue, which is a non-GAAP financial measure, in Results of Operations primarily to explain its effect on period-to-period changes in net revenue. Management believes that a presentation of same store net revenue is useful to investors regarding the Company’s financial condition and results of operations because it reflects revenue changes in the Company’s organic operations, as opposed to revenue changes resulting from acquisitions or divestitures. Management also uses same store net revenue as a measure when awarding sales commissions and bonuses to certain of the Company’s employees.

Cost of Services.     Cost of services consists principally of the compensation and fringe benefits of pathologists, medical malpractice insurance, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Historically, acquisitions, and the costs associated with additional personnel and facilities, have been the most significant factor driving increases in our cost of services.

Selling, General and Administrative Expense.     Selling, general and administrative expense primarily includes the cost of field operations, corporate support, sales and marketing, information technology and billing and collections. As we have developed our national sales and marketing infrastructure, our selling, general and administrative expense has increased. In addition, spending on new information technology initiatives has historically contributed to increased expenses in this category.

Provision for Doubtful Accounts.     Provision for doubtful accounts is affected by our mix of revenue from outpatient and inpatient services. Provision for doubtful accounts typically is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, greater difficulty gathering complete and accurate billing information and longer billing and collection cycles for inpatient services. Management service revenue generally does not include a provision for doubtful accounts.

Amortization Expense.     Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition and amortize these assets over periods ranging from 10 to 40 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. The results of both the transitional and annual impairment tests indicated no impairment of goodwill or other indefinite lived intangible. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Recent Trends and Events

Acquisitions—During the first three months of 2003, we acquired a start-up operation in Charleston, South Carolina. The total consideration paid by us in connection with this acquisition included cash and the assumption of certain liabilities. During the first three months of 2003, we made contingent note payments of $22.9 million relating to previous acquisitions.

Medical Malpractice Costs—In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide event. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses.

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. In addition, we currently are experiencing declines in the volume of our Quest business in our Philadelphia, North Texas and California laboratories. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended March 31, 2003 and 2002 were $2.3 million and $6.0 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

Medicare Reimbursement—On June 28, 2002, the Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, issued proposed revisions to payment policies under the physician fee schedule for calendar year 2003. Under the proposed rule, reimbursement from Medicare for anatomic pathology services would have decreased in 2003. The proposed rule called for an estimated 4.4% reduction in the physician fee schedule conversion factor in order to comply with Congressional budget mandates. In addition, the proposed rule would have reduced the amount of money paid to pathologists for practice and overhead expenses through a reduction in the pathologists’ relative value unit factors. In December 2002, CMS published a final rule implementing a 4.4% reduction in the conversion factor mandated by Congress and reduced some pathology relative value unit factors. This rule was scheduled to take effect March 1, 2003. Congress, however, has since granted CMS the authority to recalculate the physician fee schedule conversion factor, which has the effect of rescinding the 4.4% conversion factor reduction and increasing the conversion factor by 1.6%.

Critical Accounting Policies

Intangible Assets.    As of March 31, 2003, we had net identifiable intangible assets and goodwill of $272.1 million and $510.9 million, respectively. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

Our identifiable intangible assets include hospital contracts, physician referral lists, laboratory contracts and management service contracts acquired by us in connection with acquisitions. We record these assets at their fair value as of the date of acquisition as determined by us and amortize such amounts over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these amortization periods, we consider each operation’s history, contract renewals, stability of physician referral lists and industry statistics. In connection with the Transaction, the allocation of the purchase price is preliminary while the Company continues to obtain the information to determine the fair value of the assets acquired and the liabilities assumed.

Revenue Recognition.    We recognize net patient service revenue at the time we perform services. We record unbilled receivables for services rendered during, but billed subsequent to, the reporting period. We report net patient service revenue at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. We estimate our provision for estimated third-party payor settlements and adjustments in the period the related services are rendered and adjust in future periods as final settlements are determined. We adjust the provision and the related allowance periodically, based upon our evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends and other relevant factors.

Captive Insurance Program.    Through June 30, 2002, we were insured for medical malpractice risks on a claims made basis under traditional insurance policies. We formed a self-insurance, or captive, insurance company, on July 1, 2002 to partially self-insure for medical malpractice costs. The captive arrangement, combined with excess coverage, provides insurance on a per claim basis. We do not have any aggregate excess stop loss protection. We use actuarial estimates to determine accruals for settlement costs, claims expenses and incurred but not reported claims. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced.

Contingent Purchase Price.     Our acquisitions generally have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, by us in connection with our acquisitions is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, results in our being unable to reach agreement on the final purchase price with sellers of acquired operations. As a result, when acquiring operations we generally have used as consideration a combination of cash, stock, assumed liabilities and contingent notes. Typically, the contingent notes have been structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. Some of our contingent notes have been structured to provide for payments to sellers contingent on the retention of specified hospital contracts by the acquired operations. In either case, the contingent notes are not contingent on the continued employment of the sellers. If a contingent note payment is earned, we are required to pay the specified amount and interest on this amount. The amount of the payments under our contingent notes cannot be determined until final determination of the operating income levels or other performance targets during the relevant periods specified in the respective agreements. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principles in the United States, are not reflected in our results of operations.

Provision for Doubtful Accounts and Related Allowance.     We estimate our provision for doubtful accounts in the period the related services are rendered and adjust in future accounting periods as necessary. We base the estimates for the provision and the related allowance on our evaluation of historical collection experience, the aging profile of the accounts receivable, the historical doubtful account write-off percentages, revenue channel, in other words, inpatient as opposed to outpatient, and other relevant factors.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our owned operations. As part of the consolidation process, we have eliminated intercompany accounts and transactions. We do not consolidate the results of operations of our managed operations.

Segments

Our two reportable segments are our owned operations and our managed operations. We determine our segments based upon the type of service performed and our customers. Our owned operations provide anatomic pathology services to hospitals and referring physicians, while our managed operations provide management services to the affiliated physician groups. We evaluate performance based on revenue and income before amortization of intangibles, merger-related charges, asset impairment related charges, interest expense, other income and expense and income taxes, which we refer to as segment operating income. In addition to the business segments above, there are charges that are not allocated to the business segments.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended March 31,
	2003	2002
Net revenue	100.0%	100.0%

Operating costs and expenses:
Cost of services	52.2%	48.1%
Selling, general and administrative expenses	18.3%	17.8%
Provision for doubtful accounts	12.6%	12.1%
Amortization expense	2.6%	2.5%
Merger related charges	8.4%	—
Restructuring costs	1.0%	—
Write off of deferred debt	0.8%	—

Total operating costs and expenses	95.9%	80.5%

Income from operations	4.1%	19.5%

Interest (expense) and other income, net	(1.5)%	(0.8%)

Income before income taxes	2.6%	18.7%

Provision for income taxes	3.0%	7.5%

Net (loss) income	(0.4)%	11.2%

Three months ended March 31, 2003 compared with three months ended March 31, 2002

Net Revenues.     Net revenues increased by $6.1 million, or 5.4%, from $112.9 million for the three months ended March 31, 2002 to $119.0 million for the three months ended March 31, 2003. Same store net revenue increased $0.5 million or 0.5% from $112.3 million for the three months ended March 31, 2002 to $112.8 million for the three months ended March 31, 2003. Same store net revenue, excluding revenue from national laboratory companies, for the first quarter increased 4.5%, or $4.8 million, compared to the first quarter of 2002. For the first quarter, revenue from our contracts with national laboratory companies was $2.7 million, down $4.1 million compared to the first quarter of 2002. The national labs continue to reduce the amount of volume they subcontract. Revenue from our contracts with national laboratory companies is currently estimated to be $1.2 million per quarter and is expected to decline over the rest of the year. In addition, the first quarter net revenue was negatively impacted by approximately $3.0 to $3.5 million as the result of severe weather conditions, which reduced the volume of specimens referred to our laboratories. The remaining increase in net revenue of $5.6 million resulted from acquired operations, less any dispositions, during the third and fourth quarters of 2002. Our mix of revenue for the first quarter of 2003 was 47% outpatient, 48% inpatient (hospital based) and 5% management services. This compares to a mix of 45% outpatient, 50% inpatient (hospital based) and 5% management services in the first quarter of 2002.

Cost of Services.     Cost of services increased by $7.8 million, or 14.4%, from $54.3 million for the three months ended March 31, 2002 to $62.1 million for the three months ended March 31, 2003. The increase in cost of services was attributable primarily to the 4.5% increase in same store net revenue as well as the impact of acquisitions. Cost of services as a percentage of net revenues increased from 48.1% for the three months ended March 31, 2002 to 52.2% for the three months ended March 31, 2003. Gross margin decreased from 51.9% for the first quarter of 2002 to 47.8% for the first quarter of 2003. This gross margin decline was primarily due to increased malpractice costs of approximately $1.7 million. In addition, the gross margin was negatively impacted by excess capacity costs in locations servicing our Quest contracts. In many markets, because of competition for technicians, periodic salary increases and retention bonuses have been necessary to retain and attract employees. Physician costs increased $4.3 million, or 14.9%, from $29.0 million for the three months ended March 31, 2002 to $33.3 million for the same period of 2003, and histology costs increased $1.3 million, or 11.3%, from $11.3 million for the three months ended March 31, 2002 to $12.6 million for the same period of 2003, with the remaining increases occurring in the areas of customer service, transcription, courier and distribution, specimen receiving and pathologist assistant.

Selling, General and Administrative Expenses.     Selling, general and administrative expense increased by $1.7 million, or 8.4%, from $20.0 million for the three months ended March 31, 2002 to $21.7 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.8% for the three months ended March 31, 2002 to 18.3% for the same period of 2003. Approximately $1.0 million of the increase was attributable to an increase in billing and collection costs, which typically increases as revenue and cash collections increase.

Provision for Doubtful Accounts.     Our provision for doubtful accounts increased by $1.3 million, or 9.7%, from $13.7 million for the three months ended March 31, 2002 to $15.0 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 12.1% for the three months period ended March 31, 2002 to 12.6% for the same period in 2003. The provisions for doubtful accounts for outpatient revenue and inpatient revenue were approximately 5.5% and 21.4%, respectively.

Amortization Expense.     Amortization expense increased by $0.3 million, or 11.7%, from $2.8 million for the three months ended March 31, 2002 to $3.1 million for the same period of 2003. Identifiable intangible amortization expense is expected to increase in the future as a result of additional identifiable intangible assets arising from future acquisitions.

Merger-related Charges.     The merger related charges of $10.0 million for the three months ended March 31, 2003 relate to the Transaction. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the Transaction.

Restructuring Costs.     In the first quarter of 2003, we incurred restructuring costs of approximately $1.2 million in connection with employee severance costs in connection with a reduction in workforce at our laboratories in Southern California, Philadelphia, Central Florida and North Texas. We anticipate an additional $1.0 million to be incurred during the second quarter of 2003. It is estimated that these restructuring costs will rationalize excess capacity at certain labs and save approximately $12 to $14 million in annual operating costs.

Write off of Deferred Debt Costs.     In March 2003, the Company wrote off the remaining balance on its deferred debt issuance costs of approximately $1.0 million related to the termination of its former credit facility.

Income from Operations.     Income from operations decreased $17.2 million, or 78.1%, from $22.0 million for the three months ended March 31, 2002 to $4.8 million for the same period of 2003. Income from operations, excluding merger related charges of $10.0 million, decreased from $22.0 million for the three months ended March 31, 2002 to $14.8 million for the same period of 2003.

Interest Expense.     Interest expense increased by $0.7 million, or 67.3%, from $1.1 million for the three months ended March 31, 2002 to $1.8 million for the same period in 2003. This increase was attributable to a higher average amount of debt outstanding associated with the financing of the Transaction and a higher effective interest rate. Our effective interest rate was 5.7% and 4.2% for the three month periods ended March 31, 2003 and 2002, respectively.

Provision for Income Taxes.     The effective income tax rate was approximately 115.4% and 40.0% for the three-month periods ended March 31, 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the nondeductibility of certain charges relating to the Transaction. The effective tax rate for the three months ended March 31, 2003, excluding the nondeductibility of merger related charges, would have been approximately 39.2%.

Net (Loss) Income.     Net loss for the three months ended March 31, 2003, was $0.5 million, a decrease of $13.1 million, or 103.8%, over the same period in 2002. Excluding the merger related charges described above, net income was $8.0 million, a decrease of $4.7 million over the same period in 2002. Management believes that a presentation of adjusted net income excluding merger related charges is useful to investors in order for them to understand what the change in net (loss) income from period to period would have been had the Transaction not occurred.

The following table reconciles net income to adjusted net income excluding merger related charges for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three months ending March 31,
	2003	2002
Net (loss) income, as reported	$(475)	$12,648
Adjustment for Merger-related charges	10,010	—
Less: Tax Benefit	(1,577)	—

Adjusted net income, excluding merger related charges	$7,958	$12,648

Liquidity and Capital Resources

At March 31, 2003, we had working capital of approximately $67.6 million, an increase of $3.8 million from the working capital of $63.8 million at December 31, 2002. The increase in working capital for the first quarter of 2003 was due primarily to increases in net accounts receivable of $4.6 million and increases in cash and cash equivalents of $7.6 million, offset by increases in accrued merger related expenses.

For the three months ended March 31, 2003 and 2002, our cash flows provided by operations were $3.3 million, and $13.6 million, respectively. For the three months ended March 31, 2003, cash flows from operations, borrowings under the Company’s new credit facility and proceeds from equity contributions from Holdings related to the Transaction were used to buy back publicly held shares of the Company’s stock of $619.6 million, pay off the remaining debt under the former credit facility of $113.2 million, pay debt issuance costs of $20.8 million and make contingent note payments of $22.9 million.

Our new credit facility provides for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the Transaction and a $65.0 million revolving loan facility with a maturity of six years.

The interest rates per annum applicable to loans under our new credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed by all participating lenders, in each case, plus an applicable margin percentage.

On March 27, 2003 and in connection with the Transaction, Amy Acquisition Corp. issued $275.0 million of 10 ½% Senior Subordinated Notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the Transaction. Interest is payable semi-annually in arrears commencing in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of our current and former subsidiaries. The notes and guarantees will rank junior to all of our and the guarantors’ existing and future senior indebtedness, equally with any of our and the guarantors’ existing and future senior subordinated indebtedness and senior to any of our and the guarantors’ existing and future subordinated indebtedness.

The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of operating income by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the operating income levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of operating income for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $127.8 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of operating income specified in each agreement were not met. During the first quarter of 2003, we made contingent note payments, including interest, aggregating $22.9 million. In addition, we intend to fund payments under our contingent notes relating to acquisitions completed prior to the transaction from contributions made to us by Holdings out of the funds from the cash collateral account of $67.0 million and, if needed, cash flows from operations.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $2.6 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively. We intend to fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our new $65.0 million revolving loan facility.

We intend to fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our new $65.0 million revolving loan facility. In addition, we intend to fund payments under our contingent notes from contributions made to us by our parent out of the funds that will be held in the cash collateral account and, if needed, cash flows from operations.

We expect to use our new revolving loan facility to fund internal growth and acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our new revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent notes exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments. Such additional payments, if any, will result in a corresponding increase in goodwill.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding payments on our contingent notes as of March 31, 2003 (in millions):

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$1.7	$4.5	$6.8	$212.1	$225.0
Other indebtedness	0.5	—	2.5	—	3.0
Operating leases	5.2	4.3	11.1	10.7	31.3
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$7.4	$8.8	$20.4	$497.8	$534.3

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates.

Our principal interest rate exposure relates to the term loans outstanding under our new credit facility. We have $225.0 million of outstanding term loans subject to variable rates. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.6 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first quarter of 2003 or the first quarter of 2002.

Qualification Of Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical facts included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Forward-looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of AmeriPath, and its subsidiaries. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results.

Because of these factors, we caution that investors should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected. You should also review the risk factors and cautionary statements we make in other filings we make with the Securities and Exchange Commission.

We have a substantial amount of outstanding indebtedness which could adversely affect our financial condition.

We have a significant amount of indebtedness. As of March 31, 2003, our total debt is $503.4 million, excluding unused revolving loan commitments under our new credit facility. This debt does not include our obligations under our existing contingent notes.

Our substantial indebtedness could adversely affect our financial condition including:

•	increasing our vulnerability to adverse general economic and industry conditions,

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, payments under our contingent notes, research and development efforts and other general corporate purposes,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	placing us at a competitive disadvantage compared to our competitors that have less debt and

•	limiting our ability to borrow additional funds.

Despite our level of indebtedness, we will be able to incur substantially more debt. This could further increase the risks to our financial condition described above.

We will be able to incur significant additional indebtedness in the future. Although the indenture governing the notes and the credit agreement governing our new credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. The restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. Our new credit facility provides for $225.0 million of term loan and revolving loan commitments of up to an additional $65.0 million. To the extent the new debt is added to our current debt levels, the substantial leverage risks described above would increase.

The terms of our new credit facility and the indenture relating to the notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our new credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our new credit facility includes covenants restricting, among other things, our ability to:

•	incur additional debt,

•	pay dividends and make restricted payments,

•	create liens,

•	use the proceeds from sales of assets and subsidiary stock,

•	enter into sale and leaseback transactions,

•	make capital expenditures,

•	change our business,

•	enter into transactions with affiliates and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

The indenture relating to the notes also contains numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur additional debt,

•	pay dividends or purchase our capital stock,

•	make investments,

•	enter into transactions with affiliates,

•	sell or otherwise dispose of assets and

•	merge or consolidate with another entity.

Our new credit facility also will include financial covenants, including requirements that we maintain:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio and

•	a maximum leverage ratio.

These financial covenants will become more restrictive over time.

A failure by us to comply with the covenants contained in our new credit facility or the indenture could result in an event of default. In the event of any default under our new credit facility, the lenders under our new credit facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require us to apply all of our available cash to repay these borrowings (even if the lenders have not declared a default) or prevent us from making debt service payments on the notes, any of which would result in an event of default under the notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our new credit facility and the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenues and harm our business.

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws,

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self referral law, or the Stark Law,

•	federal and state false claims laws,

•	state laws regarding prohibitions on the corporate practice of medicine,

•	state laws regarding prohibitions on fee-splitting,

•	federal and state anti-trust laws,

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA,

•	federal and state regulation of privacy, security and transmission of health information and

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste.

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations.

Our business could be materially harmed by future interpretation or implementation of state laws regarding prohibitions on the corporate practice of medicine.

The manner in which licensed physicians can be organized to perform and bill for medical services is governed by state laws and regulations. Under the laws of some states, business corporations generally are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians.

We believe that we currently are in compliance with the corporate practice of medicine laws in the states in which we operate in all material respects. Nevertheless, there can be no assurance that regulatory authorities or other parties will not assert that we are engaged in the corporate practice of medicine or that the laws of a particular state will not change. If such a claim were successfully asserted in any jurisdiction, or as a result of such a change in law, we could be required to restructure our contractual and other arrangements, our company and our pathologists could be subject to civil and criminal penalties and some of our existing contracts, including non-competition provisions, could be found to be illegal and unenforceable. In addition, expansion of our operations to other states may require structural and organizational modification of our form of relationship with pathologists, operations or hospitals. These results or the inability to successfully restructure contractual arrangements would have an adverse effect on our business, financial condition and results of operations.

We could be hurt by future interpretation or implementation of federal and state anti-kickback and anti-referral laws.

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, ban payments to physicians for referrals of patients to health care providers with whom the physicians or their immediate family members have a financial relationship for services for which payment may be made by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 20% of our revenues in the first quarter of 2003.

Some of our physicians hold contingent notes issued in connection with acquisitions we have completed, are party to compensation arrangements with us and, prior to the Transaction, owned AmeriPath common stock. Although we believe that none of these constitute an unlawful kickback under federal and state anti-kickback laws, government authorities may take a contrary position. Furthermore, although we believe that our financial relationships with our physicians and our referral practices do not violate federal and state anti-referral laws, including the Stark Law, the government may take a contrary position, or a prohibited referral may be made by one of our physicians without our knowledge. If our financial relationships with our physicians were found to be unlawful or unlawful referrals were found to have been made, we or they could be fined, become subject to government recoupment of fees previously paid to us and forfeiture of revenues due to us or become subject to civil and criminal penalties. In such situations, we also may be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial conditions and results of operations.

Our business could be harmed by future interpretation or implementation of state law prohibitions on fee-splitting.

Many states prohibit the splitting or sharing of fees between physicians and non-physicians. We believe our arrangements with pathologists and operations comply in all material respects with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our pathologists could be subject to civil and criminal penalties, including loss of licensure, and we could be required to restructure our contractual and other arrangements. In addition, expansion of our operations to new states with fee-splitting prohibitions may require structural and organizational modification to the form of our current relationships which may be less profitable. A claim of fee-splitting or modification of our business to avoid such a claim could have an adverse effect on our business, financial condition and results of operations.

Federal and state regulation of privacy could cause us to incur significant costs.

The Federal Trade Commission, or FTC, pursuant to consumer protection laws, and the Department of Health and Human Services, or HHS, pursuant to HIPAA, regulate the use and disclosure of information we may have about our patients. Many states also have laws regarding privacy of health information. While we believe that we are in compliance with FTC and state laws regarding privacy, and with HIPAA privacy regulations, these laws are complex and will have an impact upon our operations. Violations of the privacy regulations are punishable by civil and criminal penalties. In addition, while individuals do not have a private right of action under HIPAA, the privacy regulations may be viewed by the courts as setting a standard of conduct, which the failure to meet could give rise to a private claim.

We are subject to significant professional or other liability claims and we cannot assure you that insurance coverage will be available or sufficient to cover such claims.

We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists consequently periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. We believe that we have a prudent risk management program, which includes our captive insurance arrangements and our excess liability insurance coverage as well as indemnity agreements from third parties.

Through June 30, 2002, we were insured for medical malpractice risks on a claims made basis under traditional professional liability insurance policies. In July 2002, we began using a captive insurance program to partially self-insure our medical malpractice risk. Under the captive insurance program we retain more risk for medical malpractice costs, including settlements and claims expenses, than under our prior coverage. We have no aggregate excess stop loss protection under our captive insurance arrangements, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Because of our self-insurance arrangements and our lack of aggregate excess stop loss protection, professional malpractice claims could result in substantial uninsured losses. In addition, it is possible that the costs of our captive insurance arrangements and excess insurance coverage will rise, causing us either to incur additional costs or to further limit the amount of our coverage. Further, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and national clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured. We are currently subject to indemnity claims, which if determined adversely to us, could result in substantial uninsured losses. Therefore, it is possible that pending or future claims will not be covered by or will exceed the limits of our insurance coverage and indemnification agreements or that third parties will fail or otherwise be unable to comply with their obligations to us.

Government programs account for approximately 20% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 20% of our net revenue in the first quarter of 2003 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the three months ended March 31, 2003 was 12.6% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 21.4%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. Hospitals and third party payors are continuing to increase pressure to reduce our revenue from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. In the first quarter of 2003, approximately 58% of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

There has been an increasing number of state and federal investigations of healthcare companies, which may increase the likelihood of investigations of our business practices and the possibility that we will become subject to lawsuits.

Prosecution of fraudulent practices by healthcare companies is a priority of the United States Department of Justice, HHS’s Office of the Inspector General, or OIG, and state authorities. The federal government has become more aggressive in examining laboratory billing practices and seeking repayments and penalties allegedly resulting from improper billing practices, such as using an improper billing code for a test to realize higher reimbursement. While the primary focus of this initiative has been on hospital laboratories and on routine clinical chemistry tests, which comprise only a small portion of our revenues, the scope of this initiative could expand, and it is not possible to predict whether or in what direction the expansion might occur. In certain circumstances, federal and some state laws authorize private whistleblowers to bring false claim or qui tam suits against providers on behalf of the government and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of non-governmental audit organizations to assist in tracking and recovering false claims for healthcare services.

Since investigations relating to false claims have increased in recent years, it is more likely that companies in the healthcare industry, like us, could become the subject of a federal or state civil or criminal investigation or action. While we believe that we are in compliance in all material respects with federal and state fraud and abuse statutes and regulations, and we monitor our billing practices and hospital arrangements for compliance with prevailing industry practices under applicable laws, these laws are complex and constantly evolving, and it is possible that governmental investigators may take positions that are inconsistent with our practices. Moreover, even when the results of an investigation or a qui tam suit are favorable to a company, the process is time consuming and legal fees and diversion of company management focus are expensive. Any lengthy investigation could have an adverse effect on our business, financial condition and results of operations.

Investigations of entities with which we do business could adversely affect us.

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of March 31, 2003, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation. Any action against us by the United States Attorney’s office could result in fines or penalties being imposed upon us.

We derive a significant portion of our revenues from short-term hospital contracts and hospital relationships that can be terminated without penalty.

Many of our hospital contracts may be terminated prior to the expiration of the initial or any renewal term by either party with relatively short notice and without cause. We also have business relationships with hospitals that are not governed by written contracts and may be terminated by the hospitals at any time. Loss of a hospital contract or relationship would not only result in a loss of net revenue but may also result in a loss of the outpatient net revenue derived from our association with the hospital and its medical staff. Any such loss could also result in an impairment of the balance sheet value of the assets we have acquired or may acquire, requiring substantial charges to earnings.

Continuing consolidation in the hospital industry resulting in fewer hospitals and fewer laboratories enhances the risk that some of our hospital contracts and relationships may be terminated, which could have an adverse effect on our business, financial condition and results of operations.

If we cannot effectively implement our internal growth strategy, it would materially and adversely affect our business and results of operations.

Our focus on internal growth, which is based upon our existing relationships and services offered, is a departure from our prior focus on growth through acquisitions. The success of our strategy rests upon increasing testing volumes, improving the mix of our services and obtaining more favorable pricing, all of which will result in a greater focus on our sales and marketing function. The success of this strategy also is dependent upon our ability to hire and retain qualified personnel, including pathologists, to develop new areas of expertise and new customer relationships and to expand our current relationships with existing customers. There can be no assurance that we will be able to make our new strategy a success.

We may inherit significant liabilities from operations that we have acquired or acquire in the future.

We perform due diligence investigations with respect to potential liabilities of acquired operations and typically obtain indemnification from the sellers of such operations. Nevertheless, undiscovered claims may arise, and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired operations may include matters involving compliance with laws, including healthcare laws. While we believe, based on our due diligence investigations, that our acquired operations were generally in compliance with applicable healthcare laws prior to their acquisition, they may not have been in full compliance and we may become accountable for their non-compliance. A violation of the healthcare laws could result in monetary fines, government recoupment of fees previously paid to us, forfeiture of revenues due to us or civil and criminal penalties. In such situations, we may also be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial condition and results of operations.

We have significant contingent liabilities payable to many of the sellers of operations that we have acquired.

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of March 31, 2003, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $127.8 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent notes existing prior to the consummation of the Transaction from the cash collateral account of $67.0 million held by our parent as of March 31, 2003, it is possible that such payments, or payments on additional contingent notes issued as part of future acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions, were approximately $272.1 million at March 31, 2003, representing approximately 28.0% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $510.9 million at March 31, 2003, representing approximately 52.6% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of March 31, 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists and the retention of our key executives.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the year ending December 31, 2002, the turnover rate for our pathologists was 8.4%. If turnover rates were to increase, our revenues and earnings could be adversely affected.

In addition, we also rely on the leadership of our executive officers. Following the Transaction, Brian Carr, our former President, terminated his employment with us. If other executives retire, resign or are terminated by us, we may be unable to replace them on a timely basis, which could have an adverse effect on our business and results of operations.

We may be unable to enforce non-competition provisions with departed pathologists.

We either directly employ our pathologists or control a physician-owned entity that employs our pathologists. Each of our pathologists typically enters into an employment agreement with us or a company we control. Most of these employment agreements prohibit the pathologist from competing with our company within a defined geographic area and prohibit solicitation of other pathologists, employees or clients for a period of one to two years after termination of employment. We attempt to structure all of these contracts in accordance with applicable laws and to maintain and enforce these contracts as necessary. However, agreements not to compete are subject to many limitations under state law and these limitations may vary from state to state. We cannot predict whether a court will enforce the non-competition covenants in our various employment agreements. A finding that these covenants are unenforceable could have an adverse effect on our business, financial condition and results of operations.

Competition from other providers of pathology services may materially harm our business.

We have numerous competitors, including anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and other third-party payors, may enter our markets and begin to compete with us. For example, we have experienced a substantial decline in the volume of business we receive from Quest Diagnostics, Incorporated, or Quest, a national clinical laboratory company and customer of ours, which has begun to compete with us in some markets. We expect that over the next year Quest will finish internalizing the remainder of the anatomic pathology work subcontracted to us and will no longer be a customer of ours. Some of our competitors may have greater financial resources than us, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices, enter into more capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology operations.

We depend on numerous complex information systems, and any failure to successfully maintain those systems or implement new systems could materially harm our operations.

We depend upon numerous information systems for operational and financial information, test reporting for our physicians and our complex billing operations. We currently have several major information technology initiatives underway, including the integration of information from our operations. No assurance can be given that we will be able to enhance existing or implement new information systems that can integrate successfully our disparate operational and financial information systems. In addition to their integral role in helping our operations realize efficiencies, these new systems are critical to developing and implementing a comprehensive enterprise-wide management information database. To develop an integrated network, we must continue to invest in and administer sophisticated management information systems. We may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Furthermore, our information systems may require modifications, improvements or replacements as we expand and as new technologies become available. These modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. Moreover, implementation of these systems is subject to the availability of information technology and skilled personnel to assist us in creating and implementing the systems. The failure to successfully implement and maintain operation, financial, test reports, billing and physician practice information systems would have an adverse effect on our business, financial condition and results of operations.

Failure to timely or accurately bill for our services may have a substantial negative impact on our revenues, cash flow and bad debt expense.

Billing for laboratory testing services involves numerous parties and complex issues and procedures. The industry practice is to perform tests in advance of payment and without certainty as to the outcome of the billing process. We bill various payors, such as patients, government programs, physicians, hospitals and managed care organizations. These various payors have different billing information requirements and typically reimburse us only for medically necessary tests and only after we comply with a variety of procedures, such as providing them with Current Procedural Terminology, or CPT, codes and other information. If we do not meet all of the payors’ stringent requirements, we may not be reimbursed, which would increase our bad debt expense.

Among many other factors complicating our billing are:

•	disputes between payors as to which party is responsible for payment,

•	disparity in coverage among various payors and

•	difficulty satisfying the specific compliance requirements and CPT coding of and other procedures mandated by various payors.

The complexity of laboratory billing also tends to cause delays in our cash collections. Confirming incorrect or missing billing information generally slows down the billing process and increases the age of our accounts receivable. We assume the financial risk related to collection, including the potential write-off of doubtful accounts and delays due to incorrect or missing information.

Our tests and business processes may infringe on the intellectual property rights of others, which could cause us to engage in costly litigation, pay substantial damages or prohibit us from selling our services.

Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing and performing services that incorporate the challenged intellectual property,

•	obtain and pay for licenses from the holder of the infringed intellectual property right,

•	redesign or reengineer our tests,

•	change our business processes or

•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement determined to be willful.

Infringement and other intellectual property claims, whether with or without merit, can be expensive and time-consuming to litigate. In addition, any requirement to reengineer our tests or change our business processes could substantially increase our costs, force us to interrupt the delivery of our services or delay new test releases.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Interest rate exposure is principally limited to the amount outstanding under the Company’s new credit facility. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $225.0 million at March 31, 2003, each quarter point increase or decrease in the floating rate changes interest expense by $562,500 per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. As of the date that evaluation was completed (“Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and materials weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the Company’s pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. Based upon current information, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover any such liability, and thus, the Company’s financial condition, results of operations and liquidity could suffer a material adverse effect. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician operations, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleges a breach of duty to stockholders in connection with the Transaction. The plaintiffs seek to represent a putative class consisting of the public stockholders of AmeriPath. Named as defendants in the Amended Complaint are AmeriPath, Inc. and the members of the AmeriPath board of directors. The plaintiffs allege, among other things, that the consideration is inadequate, that the announcement was improperly timed, that AmeriPath was not properly auctioned, that the Transaction is unfair, that the proxy statement omits certain information that Plaintiffs contend is material and that the AmeriPath directors breached their fiduciary duties. The Amended Complaint seeks injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. We believe the Amended Complaint lacks merit and have filed a motion to dismiss it.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 27, 2003, AmeriPath consummated its merger with Amy Acquisition Corp., a wholly owned subsidiary of AmeriPath Holdings, Inc. Pursuant to the merger, each share of AmeriPath common stock (other than certain excluded shares) was converted into the right to reveived $21.25 in cash without interest and each option to purchase AmeriPath common stock was cancelled in exchange for the right to receive $21.25 in cash less the exercise price of such option. AmeriPath is now a wholly owned subsidiary of AmeriPath Holdings, Inc.

On March 27, 2003, Amy Acquisition Corp. completed an offering of $275.0 million in aggregate principal amount of 10 1/2% senior subordinated notes dues 2013, which was exempt from registration under the Securities Act of 1933. These notes became obligations of AmeriPath upon consummation of the Transaction. Amy Acquisition Corp. sold the notes to Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Wachovia Securities, Inc., collectively referred to as the initial purchasers. The initial purchasers subsequently resold the notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and to non-U.S. persons outside the United States under Regulation S under the Securities Act of 1933.

The indenture governing the aforementioned notes contains covenants that among other things, limit AmeriPath’s ability and the ability of certain of its subsidiaries to pay dividends or make other equity contributions.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on March 27, 2003, at which time a certain matter was submitted to the stockholders of AmeriPath for a vote. Represented at the Special Meeting, in person or by proxy, were 24,425,012 shares of AmeriPath common stock, which was 79.6% of the 30,696,143 shares of AmeriPath common stock outstanding and eligible to be voted at the Special Meeting. Below is a brief description of the matter, as well as the number of votes cast for or against, as well as the number of abstentions:

The stockholders approved the Agreement and Plan of Merger, dated as of December 8, 2002, among AmeriPath, Inc., AmeriPath Holdings, Inc. and Amy Acquisition Corp., and the Merger contemplated thereby, pursuant to which Amy Acquisition Corp. will be merged with and into AmeriPath, Inc., with AmeriPath, Inc. as the surviving corporation.

For	21,817,005
Against	2,587,217
Abstain	20,790

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Current Report on Form 8-K, dated March 3, 2003, was filed by the Company with the Securities and Exchange Commission on March 3, 2003, disclosing the Company’s audited consolidated financial statements for the years ended December 31, 2002 and 2001, and for the three year period ending December 21, 2002.

A Current Report on Form 8-K, dated March 27, 2003, was filed by the Company with the Securities and Exchange Commission on March 27, 2003, disclosing a change in control of the Company and the consummation of the Transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: May 15, 2003	By:	/s/ JAMES C. NEW
James C. New Chief Executive Officer

Date: May 15, 2003	By:	/s/ GREGORY A. MARSH
Gregory A. Marsh Vice President and Chief Financial Officer

CERTIFICATIONS

I, James C. New, certify that:

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

Date: May 15, 2003	/s/ JAMES C. NEW
James C. New Chief Executive Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to AmeriPath, Inc. and will be retained by AmeriPath, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

I, Gregory A. Marsh, certify that:

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

Date: May 15, 2003	/s/ GREGORY A. MARSH
Gregory A. Marsh Vice President and Chief Financial Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to AmeriPath, Inc. and will be retained by AmeriPath, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.