Form 10-Q
period 2003-06-30
AMERIPATH INC
filed 2003-08-14
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22313

AMERIPATH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0642485
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7289 Garden Road, Suite 200, Riviera Beach, Florida	33404
(Address of Principal Executive Offices)	(Zip Code)

(561) 845-1850

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ *

*See explanatory note following index.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2003: 100

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,339	$964
Restricted cash	7,719	8,453
Accounts receivable, net	87,896	90,886
Inventories	2,079	1,823
Prepaid income taxes	5,412	7,596
Deferred tax asset, net	11,579	9,149
Other current assets	2,955	5,237

Total current assets	129,979	124,108

PROPERTY AND EQUIPMENT, NET	26,720	26,126

OTHER ASSETS:
Goodwill, net	513,596	277,337
Identifiable intangibles, net	269,017	275,219
Other	25,408	5,670

Total other assets	808,021	558,226

Total Assets	$964,720	$708,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$55,564	$54,399
Current portion of long-term debt	2,771	433
Other current liabilities	2,401	5,491

Total current liabilities	60,736	60,323

LONG-TERM LIABILITIES:
Long-term debt	499,654	115,684
Capital lease obligations, less current portion	298	136
Other liabilities	1,112	1,547
Deferred tax liabilities, net	80,428	79,444

Total long-term liabilities	581,492	196,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	1	307
Additional paid-in capital	323,031	321,658
Retained Earnings (deficit)	(540)	129,361

Total stockholders’ equity	322,492	451,326

Total Liabilities and Stockholders’ Equity	$964,720	$708,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET REVENUES:
Net patient service revenue	$114,052	$114,131	$227,530	$219,933
Net management service revenue	5,851	6,608	11,330	13,698

Total net revenues	119,903	120,739	238,860	233,631

OPERATING COSTS AND EXPENSES:
Cost of Services:
Net patient service revenue	57,534	55,169	116,331	105,409
Net management service revenue	3,782	3,716	7,130	7,816

Total cost of services	61,316	58,885	123,461	113,225
Selling, general and administrative expenses	22,459	20,641	44,185	40,690
Provision for doubtful accounts	17,910	14,440	32,907	28,114
Amortization expense	3,095	2,803	6,202	5,585
Merger-related charges	2,404	—	12,414	—
Restructuring costs	2,044	—	3,240	—
Write-off of deferred financing costs	—	—	957	—

Total operating costs and expenses	109,228	96,769	223,366	187,614

INCOME FROM OPERATIONS	10,675	23,970	15,494	46,017

OTHER INCOME (EXPENSE):
Interest expense	(11,428)	(1,078)	(13,190)	(2,131)
Other income, net	15	46	48	132

Total other expense, net	(11,413)	(1,032)	(13,142)	(1,999)

(LOSS) INCOME BEFORE INCOME TAXES	(738)	22,938	2,352	44,018

(BENEFIT) PROVISION FOR INCOME TAXES	(198)	9,175	3,367	17,607

NET (LOSS) INCOME	$(540)	$13,763	$(1,015)	$26,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,015)	$26,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,360	3,751
Amortization	6,896	5,710
Loss (gain) on disposal of assets	48	(15)
Write off of deferred financing costs	957	—
Deferred income taxes	(1,406)	(3,500)
Provision for doubtful accounts	32,907	28,114
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(29,917)	(34,752)
(Increase) decrease in inventories	(256)	461
Decrease in other current assets	4,466	275
Increase in other assets	(758)	(300)
Increase in accounts payable and accrued expenses	2,120	165

Net cash provided by operating activities	18,402	26,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,536)	(3,755)
Acquisition and merger-related charges paid	(1,129)	(1,388)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(784)	(9,321)
Decrease in restricted cash	734	—
Payments of contingent notes	(25,244)	(27,429)

Net cash used in investing activities	(30,959)	(41,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	268	2,158
Debt issuance costs	(20,832)	(220)
Net payments on long-term debt and capital leases	(242)	(173)
Proceeds from term-loan facility	225,000	—
Repayments under term-loan facility	(563)	—
Proceeds from senior offering	275,000	—
(Payments) borrowings on former credit facility	(113,190)	8,550
Proceeds from AmeriPath Holdings	296,222	—
Proceeds from contingent note fund	3,366	—
Purchase of common stock	(629,554)	—
Financing costs paid	(11,583)	—
Tax benefit of exercise of stock options	40	2,218

Net cash provided by financing activities	23,932	12,533

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,375	(3,040)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964	4,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,339	$1,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued	$—	$822
Rollover of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) equity	$23,445	$—
Property and equipment acquired pursuant to capital leases	$464	$237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, unless otherwise indicated)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of AmeriPath, Inc. and its subsidiaries (collectively, “AmeriPath” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for any interim period are not necessarily indicative of results that may be expected for the full year.

The accompanying unaudited interim financial statements should be read in conjunction with the audited condensed consolidated financial statements, and the notes thereto included in the Company’s Form 8-K dated March 3, 2003 for the year ended December 31, 2002.

In order to maintain consistency and comparability between periods presented, certain amounts in the prior year’s financial statements have been reclassified to conform with the financial statement presentation of the current period.

Note 2—The Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with AmeriPath, pursuant to which Amy Acquisition Corp. merged with and into AmeriPath, with AmeriPath continuing as the surviving corporation (the “Transaction”). The Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”).

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). WCAS and its related investors own 100% of the outstanding common stock of Holdings.

The funds necessary to consummate the Transaction were approximately $801.9 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $44.8 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under its new credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the Transaction be “pushed down” and recorded on our financial statements. The following table summarizes the preliminary allocation of the Transaction.

Cash and Equity Contributed by WCAS	$319,667
Total Liabilities Assumed	651,183
Fair Value of Assets Acquired	(757,427)

Excess purchase price (goodwill)	$213,423

The allocation of the purchase price is preliminary, while the Company continues to obtain the information to determine the fair value of the assets acquired and the liabilities assumed.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to its acquisitions consummated prior to the Transaction. As of June 30, 2003, approximately $3.4 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s new credit facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3—Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have a significant impact on the Company’s financial position or results of operations for the periods presented.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No.146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases or other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a significant impact on the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others.” The provisions of FIN 45 require that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company does not have any guarantees that would require current disclosure or further recognition under FIN 45.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Stock Issued to Employees.” The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its employee stock options. The Company also follows the disclosure provisions required by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and SFAS No. 148, Accounting for Stock-Based Compensation —Transition and Disclosure (SFAS No. 148).

As part of the Transaction, all options that were outstanding at March 27, 2003 were repurchased by WCAS. During the first six months of 2003, Holdings granted approximately 7.6 million options to purchase shares of Holdings common stock to certain directors and employees of the Company. The options were granted with an exercise price of $6.00 per share and vest ratably over 5 years. Because Holdings is the principal shareholder in the Company, Financial Accounting Standards Board (FASB) Financial Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, requires that the Company account for option grants in Holdings stock as if the Company itself granted such options. No expense has been incurred related to these options since the exercise price of all such grants exceeded the fair value of Holdings’ common stock on the respective grant dates.

Options granted by the Company during 2002 were to Company employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. No options have been granted during 2003 that are exercisable into AmeriPath common stock. Accordingly, no stock-based employee compensation expense is reflected in the accompanying Consolidated Statements of Operations for options.

The following table summarizes the Company’s pro forma consolidated results of operations as though the provisions of SFAS No. 123 had been used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)

As reported	$(540)	$13,763	$(1,015)	$26,411

Deduct: total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	281	1,143	1,935	2,233

Pro forma net income (loss)	$(821)	$12,620	$(2,950)	$24,178

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2004. The Company is in the process of determining the impact of FIN 46, but has not fully completed its evaluation.

In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. Management expects that the adoption of SFAS No. 149 will not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement established standards for how an issuer

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management expects that the adoption of SFAS No. 150 will not have a significant impact on the Company’s financial position or results of operations.

Note 4—Acquisitions

During the first six months of 2003, the Company acquired a start-up operation with no existing revenues in Charleston, South Carolina. The Company expects operations of the lab to begin in the third quarter of 2003. The total consideration paid by the Company in connection with this acquisition consisted only of cash. During the six months ended June 30, 2003, the Company made contingent note payments of $25.2 million relating to previous acquisitions.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s 2002 acquisitions (“2002 acquisitions”) accounted for under the purchase method from the dates acquired through June 30, 2003.

The following unaudited pro forma information presents the consolidated results of the Company’s operations for the six months ended June 30, 2002 as if the 2002 acquisitions had been consummated on January 1, 2002. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the six months ended June 30, 2003, because the one acquisition consummated during 2003 was a start-up operation with no existing revenue base.

Pro Forma (Unaudited) Six Months Ended June 30, 2002
Net revenues	$242,928
Net income	$28,616

Note 5—Goodwill and Identifiable Intangibles

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

	June 30, 2003	December 31, 2002	Range	June 30, 2003 Amortization Periods (Weighted Average Years)
Hospital contracts	$225,558	$225,558	25-40	31.0
Accumulated amortization	(33,608)	(29,975)
Client lists	89,798	89,798	10-30	19.5
Accumulated amortization	(20,292)	(17,987)
Laboratory contracts	1,300	1,300	10	10.0
Accumulated amortization	(878)	(812)
Management service agreements	8,972	8,972	25	24.2
Accumulated amortization	(1,833)	(1,635)

Identifiable intangibles, net	$269,017	$275,219		26

Goodwill	$536,795	$300,536
Accumulated amortization	(23,199)	(23,199)

Goodwill, net	$513,596	$277,337

The Company is in the process of determining the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Transaction, and thus, at June 30, 2003, the allocation of the purchase price is preliminary. Although the allocation of the purchase price is preliminary and subject to adjustment when the Company completes its purchase price allocation with the assistance of third party valuation specialists, management believes that any such adjustments will not be material to the Company’s consolidated financial statements except for potential reclassifications between other identifiable intangibles and goodwill.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization expense of identifiable intangibles was $3.1 million and $2.8 million for the three months ended June 30, 2003 and 2002, respectively. Amortization expense of identifiable intangibles was $6.2 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2003 is as follows:

Remainder of 2003	$6,189
2004	12,378
2005	12,378
2006	12,280
2007	12,248
2008	12,248
Thereafter	$201,296

Note 6—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2003	December 31, 2002
Accounts payable	$14,711	$18,180
Accrued compensation	15,486	19,477
Accrued medical malpractice and IBNR	14,944	13,846
Accrued acquisition costs	2,145	2,187
Accrued interest	7,809	181
Other accrued expenses	469	528

Total	$55,564	$54,399

Note 7—Merger-Related Charges

In connection with the Transaction and the Company’s numerous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs as it relates to the Inform DX acquisition. During the six months ended June 30, 2003, the Company recorded a charge of approximately $12.4 million related to merger transaction costs.

A reconciliation of the activity for the six months ended June 30, 2003 with respect to the merger-related reserves is as follows:

	Balance December 31, 2002	Balance Sheet Charges	Statement of Operations Charges	Payments	Balance June 30, 2003
Transaction costs	$2,692	$10,201	$12,414	$(24,809)	$498
Employee termination costs	1,480	—	—	(857)	623
Lease commitments	1,748	—	—	(230)	1,518
Other exit costs	130	—	—	(42)	88

Total	6,050	$10,201	$12,414	$(25,938)	2,727

Less: portion included in current liabilities	(4,503)				(1,615)

Total included in other liabilities	$1,547				$1,112

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 8—Restructuring Costs

In the first quarter of 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our laboratories in Southern California, Philadelphia, Central Florida and North Texas. We incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our lab in Southern California. The Southern California lab was closed as a result of a loss of Quest revenues which historically accounted for a significant portion of revenues for this individual lab. It is estimated that these restructuring costs will rationalize excess capacity at certain labs. Management does not expect any additional significant restructuring costs for the remainder of 2003.

Note 9—Long-term Debt

Term Loan Facility—On March 27, 2003 and in connection with our consummation of the Transaction, the Company terminated its existing credit facility and entered into a new credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is reflected in our statement of operations for the six months ended June 30, 2003.

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

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the Transaction, the applicable margin percentage under the revolving loan facility will be subject to adjustments based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the new credit facility) being within certain defined ranges. The interest rate at June 30, 2003 was 5.61%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The New Credit Facility requires scheduled quarterly payments on the term loans in amounts equal to $562,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2003. On June 30, 2003, the Company made a principal payment of $562,500 on the new credit facility.

Indebtedness under the New Credit Facility is guaranteed by all of the Company’s current restricted subsidiaries, certain of its future restricted subsidiaries and by Holdings. It is secured by a first priority security interest in substantially all of the Company’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned and material leased real property, cash and cash proceeds of the foregoing and a first priority pledge of the Company’s capital stock and the capital stock of the guarantor subsidiaries.

The New Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test, a fixed charge coverage ratio test and a maximum leverage ratio test, which financial covenants become more restrictive over time. In addition, the New Credit Facility includes negative covenants restricting or limiting the

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Company’s ability and the ability of its subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

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

Note 10—Commitments and Contingencies

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Through June 30, 2002, the Company was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the Company formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice risks.

Self-Insured Health Benefits—Effective August 1, 2002, the Company provided health care benefits to its employees through a self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at June 30, 2003, is approximately $12.4 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. Net expense for the eleven months ended June 30, 2002 was approximately $8.8 million.

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

Employment Agreements—As part of the Transaction, the Company entered into new or amended employment agreements with certain of its management employees which include, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the Transaction, which resulted in change in control payments to those former employees which are included in merger-related costs during the second quarter of 2003.

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended June 30, 2003 and 2002 were $0.7 million and $7.2 million, respectively. Our revenues from Quest for the six months ended June 30, 2003 and 2002 were $3.0 million and $13.2 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 11—Comprehensive (Loss) Income

In accordance with SFAS No. 130, “Reporting Comprehensive (Loss) Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive (loss) income. As of June 30, 2003 and June 30, 2002, net income equaled comprehensive (loss) income.

Note 12—Segment Reporting

The Company has two reportable segments, owned operations and managed operations. The segments were determined based on the type of service and customer. Owned operations provide anatomic pathology services to hospitals and referring physicians, while the Company’s managed operations provide management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies in the Company’s year end audited financial statements. The Company evaluates performance based on net revenue and income from operations.

The following is a summary of financial information for the three and six months ended June 30, 2003 and 2002, for the business segments and corporate:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Owned
Net patient service revenue	$114,052	$114,131	$227,530	$219,933
Income from operations	23,063	32,860	46,963	63,861
Segment assets			797,105	449,524

Managed
Net management service revenue	$5,851	$6,608	$11,330	$13,698
Income from operations	495	908	1,053	1,689
Segment assets			22,818	23,101

Corporate
Loss from operations	$(12,883)	$(9,798)	$(32,522)	$(19,533)
Segment assets			302,100	207,955
Elimination of intercompany accounts			(157,303)	(37,300)

Note 13—Income Taxes

Our effective income tax rate was 26.8% and 40.0% for the three-month periods ended June 30, 2003 and 2002, respectively. This rate decreased from the prior period primarily due to an adjustment to the effective tax rate calculation due to non-deductibility of certain charges.

Our effective income tax rate was approximately 143.1% and 40.0% for the six month periods ended June 30, 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the non-deductibility of certain charges relating to the Transaction. The effective tax rate for the six months ended June 30, 2003, excluding the non-deductibility of merger related charges, would have been approximately 38.9%.

Note 14—Subsequent Events

Subsequent to June 30, 2003, the Company paid approximately $0.7 million on contingent notes issued in connection with previous acquisitions.

In July 2003, the Company acquired a professional pathology practice in Oklahoma City, Oklahoma. The total consideration paid by the Company included cash and contingent notes.

Note 15—Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10½% Senior Subordinated Notes due 2013. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items and asset and liability balances that are applicable to the Company’s subsidiaries are typically recorded in the books and records of

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

AmeriPath, Inc. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to AmeriPath, Inc. and the Company’s subsidiaries.

The following tables present condensed consolidating financial information at June 30, 2003, and December 31, 2002 and for the six months ending June 30, 2003 and 2002 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10½% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”).

Condensed Consolidating Balance Sheets:

As of June 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$11,214	$1,125		$12,339
Restricted cash	—	7,719	—		7,719
Accounts receivable, net	112	69,856	17,928		87,896
Inventories	200	1,879	—		2,079
Other current assets	1,832	14,271	3,843		19,946

Total current assets	2,144	104,939	22,896		129,979
Property & equipment, net	1,261	25,363	96		26,720
Goodwill, net	—	487,093	26,503		513,596
Other identifiable intangibles, net	—	239,340	29,677		269,017
Investment in subsidiaries	661,019	(6,670)	—	(654,349)	—
Other assets	20,678	4,099	631		25,408

Total assets	$685,102	$854,164	$79,803	$(654,349)	$964,720
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,680	$38,508	$5,376		$55,564
Current portion of long-term debt	2,250	521	—		2,771
Other current liabilities	496	1,905			2,401

Total current liabilities	14,426	40,934	5,376		60,736
Long-term debt	497,197	2,457	—		499,654
Capital lease obligations, less current portion	—	298	—		298
Other liabilities	—	1,112	—		1,112
Deferred tax liabilities, net	80	73,125	7,223		80,428

Total long-term liabilities	497,277	76,992	7,223		581,492
Intercompany (receivable) payable	290,920	(275,063)	(15,857)		0
Stockholders’ equity:
Common stock	(1,938)	1,934	28	(23)	1
Additional paid-in capital	308,370	14,660	1		323,031
Retained earnings (deficit)	(423,953)	994,707	83,032	(654,326)	(540)

Total stockholders’ equity	(117,521)	1,011,301	83,061	(654,349)	322,492

Total liabilities and stockholders’ equity	$685,102	$854,164	$79,803	$(654,349)	$964,720

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of December 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$(25)	$989		$964
Restricted cash	—	8,453	—		8,453
Accounts receivable, net	92	72,913	17,881		90,886
Inventories	312	1,511	—		1,823
Other current assets	1,852	18,203	1,927		21,982

Total current assets	2,256	101,055	20,797		124,108
Property & equipment, net	1,540	24,360	226		26,126
Goodwill, net	—	250,834	26,503		277,337
Other identifiable intangibles, net	—	244,827	30,392		275,219
Investment in subsidiaries	443,797	(6,630)	—	(437,167)	—
Other assets	1,130	4,046	494		5,670

Total assets	$448,723	$618,492	$78,412	$(437,167)	$708,460
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,683	$41,645	$9,058	$(987)	$54,399
Current portion of long-term debt	15	418	—		433
Other current liabilities	2,692	1,812	—	987	5,491

Total current liabilities	7,390	43,875	9,058	—	60,323
Long-term debt	113,190	2,494	—		115,684
Capital lease obligations, less current portion	—	136	—		136
Other liabilities	—	1,547	—		1,547
Deferred tax liabilities, net	80	72,277	7,087		79,444

Total long-term liabilities	113,270	76,454	7,087		196,811
Intercompany (receivable) payable	242,823	(239,216)	(3,607)		—
Stockholders’ equity:
Common stock	620	1,616	27	(1,956)	307
Additional paid-in capital	306,870	14,954	1	(167)	321,658
Retained earnings (deficit)	(222,250)	720,809	65,846	(435,044)	129,361

Total stockholders’ equity	85,240	737,379	65,874	(437,167)	451,326

Total liabilities and stockholders’ equity	$448,723	$618,492	$78,412	$(437,167)	$708,460

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Income Statements:

For the six months ended June 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$183,879	$54,981	$238,860
Cost of services	—	104,184	19,277	123,461
Selling, general and administrative expense	2,019	66,006	9,067	77,092
Amortization expense	—	5,487	715	6,202
Merger-related charges	12,414	—	—	12,414
Restructuring costs	127	780	2,333	3,240
Write-off of deferred financing costs	957	—	—	957

Total operating costs and expense	15,517	176,457	31,392	223,366
(Loss) income from operations	(15,517)	7,422	23,589	15,494
Other income (expense)
Interest expense	(13,058)	(132)	—	(13,190)
Management fee (A)	—	23,553	(23,553)	—
Other, net	29	55	(36)	48

Total other expenses	(13,029)	23,476	(23,589)	(13,142)

(Loss) income before income taxes	(28,546)	30,898	—	2,352
Benefit (provision) for income taxes	7,909	(11,276)	—	(3,367)

Net (loss) income	$(20,637)	$19,622	$—	$(1,015)

(A) In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the six months ended June 30, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$192,211	$41,420	$233,631

Cost of services	—	96,427	16,798	113,225
Selling, general and administrative expense	2,031	60,458	6,315	68,804
Amortization expense	—	5,107	478	5,585

Total operating costs and expense	2,031	161,992	23,591	187,614

(Loss) income from operations	(2,031)	30,219	17,829	46,017

Other income (expense)
Interest expense	(1,993)	(139)	1	(2,131)
Management fee (A)	—	17,823	(17,823)	—
Other, net	66	73	(7)	132

Total other expenses	(1,927)	17,757	(17,829)	(1,999)

(Loss) income before income taxes	(3,958)	47,976	—	44,018

Benefit (provision) benefit for income taxes	1,583	(18,375)	(815)	(17,607)

Net (loss) income	$(2,375)	$29,601	$(815)	$26,411

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statement of Cash Flows:

For the six months ended June 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(20,637)	$19,622	$—	$(1,015)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	2,306	36,920	7,348	46,574
Changes in assets and liabilities which used cash, net of effects of acquisitions	(4,876)	(19,961)	(2,320)	(27,157)

Net cash (used in) provided by operating activities	(23,207)	36,581	5,028	18,402
Cash flows from investing activities	(967)	(25,100)	(4,892)	(30,959)
Cash flows from financing activities	24,174	(242)	—	23,932

Increase in cash and equivalents	—	11,239	136	11,375
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$11,214	$1,125	$12,339

For the six months ended June 30, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(2,375)	$29,601	$(815)	$26,411
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	834	28,093	5,133	34,060
Changes in assets and liabilities which used cash, net of effects of acquisitions	(10,881)	(21,345)	(1,925)	(34,151)

Net cash (used in) provided by operating activities	(12,422)	36,349	2,393	26,320
Cash flows from investing activities	(1,568)	(37,198)	(3,127)	(41,893)
Cash flows from financing activities	12,706	(173)	—	12,533

Decrease in cash and equivalents	(1,284)	(1,022)	(734)	(3,040)
Cash and cash equivalents, beginning of period	1,596	2,762	450	4,808

Cash and cash equivalents, end of period	$312	$1,740	$(284)	$1,768

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”) formerly known as Amy Holding Company, and its wholly- owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. We refer to the merger as the “Transaction”.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations”. In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the three months ended June 30, 2003, our revenues from owned operations and managed operations accounted for 95.1% and 4.9% of our total net revenues, respectively. For the six months ended June 30, 2003, our revenues from owned operations and managed operations accounted for 95.3% and 4.7% of our total net revenues, respectively.

Financial Statement Presentation

The following paragraphs provide a brief description of the most important items that appear in our financial statements and general factors that impact these items.

Net Revenues. Net revenues consist of revenues received from patients, third-party payors and others for services rendered. Our same store net revenue is affected by changes in customer volume, payor mix and reimbursement rates. References to “same store” refer to operations that have been included in our financial statements throughout the periods compared, as opposed to operations acquired or divested in one period, and which are not reflected for the entirety of both periods. The Company provides a discussion of period-to-period changes in same store net revenue in Results of Operations primarily to explain its effect on period-to-period changes in net revenue. Management believes that a presentation of same store net revenue is useful to investors regarding the Company’s financial condition and results of operations because it reflects revenue changes in the Company’s organic operations, as opposed to revenue changes resulting from acquisitions or divestitures. Management also uses same store net revenue as a measure when awarding sales commissions and bonuses to certain of the Company’s employees.

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

Recent Trends and Events

Acquisitions—During the first six months of 2003, we acquired a start-up operation in Charleston, South Carolina. The total consideration paid by us in connection with this acquisition included only cash. During the first six months of 2003, we made contingent note payments of approximately $25.2 million relating to previous acquisitions.

Medical Malpractice Costs—In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide event. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice risks.

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective June 30, 2003. In addition, we currently are experiencing declines in the volume of our Quest business in our Philadelphia, North Texas and California laboratories. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the six months ended June 30, 2003 and 2002 were $3.0 million and $13.2 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

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

Critical Accounting Policies

Intangible Assets. As of June 30, 2003, we had net identifiable intangible assets and goodwill of $269.0 million and $513.6 million, respectively. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

Our identifiable intangible assets include hospital contracts, client referral lists, laboratory contracts and management service contracts acquired by us in connection with acquisitions. We record these assets at their fair value as of the date of acquisition as determined by us and amortize such amounts over the estimated periods to be benefited, ranging from 10 to 40 years. In determining these amortization periods, we consider each operation’s history, contract renewals, stability of physician referral lists and industry statistics. In connection with the Transaction, the allocation of the purchase price is preliminary while the Company continues to obtain the information to determine the fair value of the assets acquired and the liabilities assumed.

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

Contingent Purchase Price. Our acquisitions generally have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, by us in connection with our acquisitions is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, results in our being unable to reach agreement on the final purchase price with sellers of acquired operations. As a result, when acquiring operations we generally have used as consideration a combination of cash, stock, assumed liabilities and contingent notes. Typically, the contingent notes have been structured to provide for payments to sellers upon the achievement of specified levels of operating income (as defined by the specific purchase agreement with the seller) by the acquired operations over three to five year periods from the date of acquisition. Some of our contingent notes have been structured to provide for payments to sellers contingent on the retention of specified hospital contracts by the acquired operations. In either case, the contingent notes are not contingent on the continued employment of the sellers. If a contingent note payment is earned, we are required to pay the specified amount and interest on this amount. The amount of the payments under our contingent notes cannot be determined until final determination of the operating income levels or other performance targets during the relevant periods specified in the respective agreements. Pursuant to SFAS No. 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with accounting principles generally accepted in the United States, are not reflected in our results of operations.

Provision for Doubtful Accounts and Related Allowance. We estimate our provision for doubtful accounts in the period the related services are rendered and adjust in future accounting periods as necessary. We base the estimates for the provision and the related allowance on our evaluation of historical collection experience, the aging profile of the accounts receivable, the historical doubtful account write-off percentages, the revenue source (inpatient as opposed to outpatient), the payor classification, and other relevant factors.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	51.1%	48.8%	51.7%	48.5%
Selling, general and administrative expenses	18.7%	17.1%	18.5%	17.4%
Provision for doubtful accounts	14.9%	12.0%	13.8%	12.0%
Amortization expense	2.6%	2.2%	2.6%	2.4%
Merger-related charges	2.0%	—	5.2%	—
Restructuring costs	1.7%	—	1.3%	—
Write-off of deferred financing costs	—%	—	0.4%	—

Total operating costs and expenses	91.0%	80.1%	93.5%	80.3%

Income from operations	9.0%	19.9%	6.5%	19.7%

Other expense, net	(9.5)%	(0.9)%	(5.5)%	(0.9)%

(Loss) income before income taxes	(0.5)%	19.0%	1.0%	18.8%

(Benefit) provision for income taxes	(0.1)%	7.6%	1.4%	7.5%

Net (loss) income	(0.4)%	11.4%	(0.4)%	11.3%

Net Revenues.

Net revenues decreased by $0.8 million, or 0.7%, from $120.7 million for the three months ended June 30, 2002 to $119.9 million for the three months ended June 30, 2003. Same store net revenue decreased $4.2 million or 3.5% from $119.3 million for the three months ended June 30, 2002 to $115.1 million for the three months ended June 30, 2003. Same store net revenue, excluding revenue from national laboratory companies, for the second quarter increased 2.1%, or $2.4 million, compared to the second quarter of 2002. For the second quarter, revenue from our contracts with national laboratory companies was $1.0 million, down $6.6 million compared to the second quarter of 2002. The national labs continue to reduce the amount of volume they subcontract. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2003. The remaining increase in net revenue resulted from acquired operations, less any dispositions, during the third and fourth quarters of 2002. Our mix of revenue for the second quarter of 2003 was 50.6% outpatient, 44.6% inpatient (hospital based), and 4.8% management services. This compares to a mix of 49.9% outpatient, 44.7% inpatient (hospital based) and 5.4% management services in the second quarter of 2002.

Net revenues increased by $5.3 million, or 2.3%, from $233.6 million for the six months ended June 30, 2002 to $238.9 million for the six months ended June 30, 2003. Same store net revenue decreased $2.1 million or 1.0% from $229.7 million for the six months ended June 30, 2002 to $227.6 million for the six months ended June 30, 2003. Same store net revenue, excluding revenue from national laboratory companies, for the six months ended June 30, 2003 increased 3.6%, or $7.8 million, compared to the same period of 2002. For the six months ended June 30, 2003, revenue from our contracts with national laboratory companies was $3.8 million, down $10.7 million compared to the same period of 2002. In addition, the six months ended June 30, 2003 net revenue was negatively impacted by approximately $3.0 to $3.5 million as the result of severe weather conditions during the first quarter of 2003, which reduced the volume of specimens referred to our laboratories. The remaining increase in net revenue resulted from acquired operations, less any dispositions, during the third and fourth quarters of 2002. Our mix of revenue for the six months ended June 30, 2003 was 49.9% outpatient, 45.4% inpatient (hospital based) and 4.7% management services. This compares to a mix of 48.8% outpatient, 45.3% inpatient (hospital based) and 5.9% management services in the same period of 2002.

Cost of Services.

Cost of services increased by $2.4 million, or 4.1%, from $58.9 million for the three months ended June 30, 2002 to $61.3 million for the three months ended June 30, 2003. The increase in cost of services was attributable primarily to an increase in medical malpractice costs and excess lab capacity, as well as the impact of acquisitions. Cost of services as a percentage of net revenues increased from 48.8% for the three months ended June 30, 2002 to 51.1% for the three months ended June 30, 2003. Gross margin decreased from 51.2% for the three months ended June 30, 2002 to 48.9% for the three months ended June 30, 2003.

Cost of services increased by $10.3 million, or 9.1%, from $113.2 million for the six months ended June 30, 2002 to $123.5 million for the same period in 2003. The increase was primarily due to an increase in medical malpractice costs, excess lab capacity, increase in physician costs and salaries of $3.4 million, and acquisitions of $3.2 million. Cost of services, as a percentage of net revenues, increased from 48.5% for the six months ended June 30, 2002 to 51.7% in the comparable period of 2003. Gross margin decreased from 51.5% in the six months ended June 30, 2002 to 48.3% for the same period in 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $1.9 million, or 9.2%, from $20.6 million for the three months ended June 30, 2002 to $22.5 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.1% for the three months ended June 30, 2002 to 18.7% for the same period of 2003. The increase is primarily due to investments in information technology and expansion of sales and marketing efforts.

Selling, general and administrative expense increased by $3.5 million, or 8.6%, from $40.7 million for the six months ended June 30, 2002 to $44.2 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.4% for the six months ended June 30, 2002 to 18.5%

for the same period of 2003. The increase is primarily due to investments in information technology and expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $3.5 million, or 24.3%, from $14.4 million for the three months ended June 30, 2002 to $17.9 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 12.0% for the three months period ended June 30, 2002 to 14.9% for the same period in 2003. The provision for doubtful accounts included charges of $2.5 million related to a change in our estimates of the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services.

Our provision for doubtful accounts increased by $4.8 million, or 17.1%, from $28.1 million for the six months ended June 30, 2002 to $32.9 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 12.0% for the six months period ended June 30, 2002 to 13.8% for the same period in 2003. The provision for doubtful accounts included charges of $2.5 million related to a change in our estimates of the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services.

Amortization Expense.

Amortization expense increased by $0.3 million, or 10.7%, from $2.8 million for the three months ended June 30, 2002 to $3.1 million for the same period of 2003. The increase was primarily due to identifiable intangibles acquired in conjunction with acquisitions completed during the second half of 2002.

Amortization expense increased by $0.6 million, or 10.7%, from $5.6 million for the six months ended June 30, 2002 to $6.2 million for the same period of 2003, largely due to identifiable intangibles acquired in conjunction with acquisitions completed during the second half of 2002.

Merger-related Charges.

The merger-related charges of $12.4 million for the six months ended June 30, 2003 relate to the Transaction. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the Transaction. The merger-related charges of $2.4 million for the three months ended June 30, 2003 relate to employee change in control payments and additional insurance premium costs required by WCAS.

Restructuring Costs.

In the first quarter of 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our laboratories in Southern California, Philadelphia, Central Florida and North Texas. We incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our lab in Southern California. The Southern California lab was closed as a result of a loss of Quest revenues which historically accounted for a significant portion of revenues for this individual lab. It is estimated that these restructuring costs will rationalize excess capacity at certain labs and save approximately $12 to $14 million in annual operating costs. Management does not expect any additional significant restructuring costs for the remainder of 2003.

Write-off of Deferred Financing Costs.

In March 2003, the Company wrote off the remaining balance of its deferred financing costs of approximately $1.0 million related to the termination of its former credit facility as part of the Transaction.

Income from Operations.

Income from operations decreased $13.3 million, or 55.4%, from $24.0 million for the three months ended June 30, 2002 to $10.7 million for the same period of 2003. Income from operations, excluding merger-related charges and restructuring costs of $4.4 million in the three months ended June 30, 2003, decreased from $24.0 million for the three months ended June 30, 2002 to $15.1 million for the same period of 2003.

Income from operations decreased $30.5 million, or 66.3%, from $46.0 million for the six months ended June 30, 2002 to $15.5 million for the same period of 2003. Income from operations, excluding merger-related charges and restructuring costs of $15.6 million in the first six months of 2003, decreased from $46.0 million for the three months ended June 30, 2002 to $31.1 million for the same period of 2003.

Interest Expense.

Interest expense increased by $10.3 million from $1.1 million for the three months ended June 30, 2002 to $11.4 million for the same period in 2003. This increase was attributable to interest of $7.7 million on the senior subordinated notes outstanding, interest on the new credit facility resulting in a higher outstanding balance, along with a higher effective interest rate. Our effective interest rate was 9.1% and 4.2% for the three month periods ended June 30, 2003 and 2002, respectively.

Interest expense increased by $11.1 million, from $2.1 million for the six months ended June 30, 2002 to $13.2 million for the same period in 2003. This increase was attributable to interest of $7.7 million on the senior subordinated notes outstanding, interest on the new credit facility resulting in a higher outstanding balance, along with a higher effective interest rate. Our effective interest rate was 7.7% and 4.2% for the six month periods ended June 30, 2003 and 2002, respectively.

Income Taxes.

Our effective income tax rate was 26.8% and 40.0% for the three-month periods ended June 30, 2003 and 2002, respectively. This rate decreased from the prior period primarily due to an adjustment to the effective tax rate calculation due to non-deductibility of certain charges.

Our effective income tax rate was approximately 143.1% and 40.0% for the six month periods ended June 30, 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the non-deductibility of certain charges relating to the Transaction. The effective tax rate for the six months ended June 30, 2003, excluding the non-deductibility of merger related charges, would have been approximately 38.9%.

Net (Loss) Income.

Net loss for the three months ended June 30, 2003, was $(0.5) million, compared with net income of $13.8 million for the same period in 2002.

Net loss for the six months ended June 30, 2003, was $(1.0) million, compared with net income of $26.4 million for the same period in 2002.

Liquidity and Capital Resources

At June 30, 2003, we had working capital of approximately $69.2 million, an increase of $5.4 million from working capital of $63.8 million at December 31, 2002. The increase in working capital for the first six months of 2003 was due primarily to increases in cash and cash equivalents of $11.4 million, partially offset by decreases in accounts receivable of $3.0 million and a decrease in prepaid assets of $2.2 million.

For the six months ended June 30, 2003 and 2002, our cash flows provided by operations were $18.4 million, and $26.3 million, respectively. For the six months ended June 30, 2003, cash flows from operations, borrowings under the Company’s new credit facility and the issuance of senior subordinated notes and proceeds from equity contributions from Holdings related to the Transaction were used to buy back publicly held shares of the Company’s stock of $629.6 million, pay off the remaining debt under the former credit facility of $127.5 million, pay debt issuance costs of $20.8 million and make contingent note payments of $25.2 million.

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

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $125.5 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations specified in each agreement were not met. During the first six months of 2003, we made contingent note payments, including interest, aggregating $25.2 million. In addition, we intend to fund future payments under our contingent notes relating to acquisitions completed prior to the transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $64.0 million and, if needed, cash flows from operations.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $4.5 million and $3.8 million for the six months ended June 30, 2003 and 2002, respectively.

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

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding payments on our contingent notes as of June 30, 2003 (in millions):

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$2.2	$2.2	$6.8	$213.2	$224.4
Other indebtedness	0.5	0.3	2.5	—	3.3
Operating leases	5.2	4.3	11.1	10.7	31.3
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$7.9	$6.8	$20.4	$498.9	$534.0

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates.

Our principal interest rate exposure relates to the term loans outstanding under our new credit facility. We have $224.4 million of outstanding term loans subject to variable rates. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.6 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first six months of 2003 or the first six months of 2002.

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

We have a significant amount of indebtedness. As of June 30, 2003, our total debt is $502.7 million, excluding unused revolving loan commitments under our new credit facility. This debt does not include our obligations under our existing contingent notes.

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

Our new credit facility also includes financial covenants, including requirements that we maintain:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio and

•	a maximum leverage ratio.

These financial covenants become more restrictive over time.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, ban payments to physicians for referrals of patients to health care providers with whom the physicians or their immediate family members have a financial relationship for services for which payment may be made by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 21% of our revenues in the first six months of 2003.

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

The Federal Trade Commission, or FTC, pursuant to consumer protection laws, and the Department of Health and Human Services, or HHS, pursuant to HIPAA, regulate the use and disclosure of information we may have about our patients. Many states also have laws regarding privacy of health information. While we believe that we are in compliance with FTC and state laws regarding privacy, and with HIPAA privacy regulations, these laws are complex and will have an impact upon our operations. Violations of the privacy regulations are punishable by civil and criminal penalties. In addition, while individuals do not have a private right of action under HIPAA, the privacy regulations may be viewed by the courts as setting a standard of conduct, which the failure to meet could give rise to a private claim. In addition, HIPAA regulations regarding the security of health information and standards for electronic transactions have also been issued. Compliance with these regulations may require us to modify our systems and cause us to incur significant expense.

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

Through June 30, 2002, we were insured for medical malpractice risks on a claims made basis under traditional professional liability insurance policies. In July 2002, we began using a captive insurance program to partially self-insure our medical malpractice risk. Under the captive insurance program we retain more risk for medical malpractice costs, including settlements and claims expenses, than under our prior coverage. We have no aggregate excess stop loss protection under our captive insurance arrangements, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Because of our self-insurance arrangements and our lack of aggregate excess stop loss protection, professional malpractice claims could result in substantial uninsured losses. In addition, it is possible that the costs of our captive insurance arrangements and excess insurance coverage will rise, causing us either to incur additional costs or to further limit the amount of our coverage. Further, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and national clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured. We are currently subject to indemnity claims, which if determined adversely to us, could result in substantial uninsured losses. Therefore, it is possible that pending or future claims will not be covered by or will exceed the limits of our insurance coverage and indemnification agreements or that third parties will fail or otherwise be unable to comply with their obligations to us. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice risks.

Government programs account for approximately 21% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 21% of our net revenue in the first six months of 2003 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the six months ended June 30, 2003 was 13.8% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 23.3%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. During the first six months of 2003, approximately 60% of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of June 30, 2003, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation. Any action against us by the United States Attorney’s office could result in fines or penalties being imposed upon us.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of June 30, 2003, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $125.5 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent notes existing prior to the consummation of the Transaction from the remaining cash collateral account balance of $64.0 million held by our parent as of June 30, 2003, it is possible that such payments, or payments on additional contingent notes issued as part of future acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions, were approximately $269.0 million at June 30, 2003, representing approximately 27.9% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $513.6 million at June 30, 2003, representing approximately 53.2% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of June 30, 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

In addition, we also rely on the leadership of our executive officers. Following the Transaction, Brian Carr, our former President, Greg Marsh, our former CFO, and Jim Billington, our former Vice President, terminated their employment with us. If other executives retire, resign or are terminated by us, we may be unable to replace them on a timely basis, which could have an adverse effect on our business and results of operations.

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

We have numerous competitors, including anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and other third-party payors, may enter our markets and begin to compete with us. For example, we have experienced a substantial decline in the volume of business we receive from Quest Diagnostics, Incorporated, or Quest, a national clinical laboratory company and customer of ours, which has begun to compete with us in some markets. We expect that during 2003 Quest will finish internalizing the remainder of the anatomic pathology work subcontracted to us and will no longer be a customer of ours. Some of our competitors may have greater financial resources than us, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices, enter into more capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology operations.

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

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s new credit facility. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $224.4 million at June 30, 2003, each quarter point increase or decrease in the floating rate changes interest expense by approximately $0.6 million per year. In the future, the Company may evaluate entering into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.1	Employment Agreement, dated May 15, 2003, by and between AmeriPath, Inc. and David L. Redmond

Exhibit 10.2	Employment Agreement, dated May 23, 2003, by and between AmeriPath, Inc. and Joseph A. Sonnier

Exhibit 10.3	Employment Agreement, dated May 15, 2003, by and between AmeriPath, Inc. and Martin J. Stefanelli

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K, dated May 12, 2003 was furnished pursuant to Item 9 of Form 8-K, by the Company with the Securities and Exchange Commission on May 16, 2003, announcing its financial results for the quarter ended March 31, 2003 and included an adjusted balance sheet showing a non-cash equity contribution by Welsh, Carson, Anderson & Stowe IX, LP to the Company of $23.4 million, which contribution was not reflected on the financials in the Company’s press release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: August 14, 2003	By:	/s/ JAMES C. NEW
James C. New Chief Executive Officer

Date: August 14, 2003	By:	/s/ DAVID L. REDMOND
David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated May 15, 2003, by and between AmeriPath, Inc. and David L. Redmond

10.2	Employment Agreement, dated May 23, 2003, by and between AmeriPath, Inc. and Joseph A. Sonnier

10.3	Employment Agreement, dated May 15, 2003, by and between AmeriPath, Inc. and Martin J. Stefanelli

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002