Form 10-Q
period 2003-09-30
AMERIPATH INC
filed 2003-11-14
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2003: 100

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,596	$964
Restricted cash	13,218	8,453
Accounts receivable, net	81,272	90,886
Inventories	1,721	1,823
Prepaid income taxes	6,384	7,596
Deferred tax asset, net	9,148	9,149
Other current assets	3,585	5,237

Total current assets	143,924	124,108

PROPERTY AND EQUIPMENT, NET	27,336	26,126

OTHER ASSETS:
Goodwill, net	532,630	277,337
Identifiable intangibles, net	187,025	275,219
Other	25,436	5,670

Total other assets	745,091	558,226

Total Assets	$916,351	$708,460

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,700	$54,218
Accrued interest	14,872	181
Current portion of long-term debt	5,072	433
Other current liabilities	1,595	5,491

Total current liabilities	75,239	60,323

LONG-TERM LIABILITIES:
Long-term debt	499,267	115,684
Capital lease obligations, less current portion	243	136
Other liabilities	1,041	1,547
Deferred tax liabilities, net	10,844	79,444

Total long-term liabilities	511,395	196,811

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock	1	307
Additional paid-in capital	328,535	321,658
Retained earnings	1,181	129,361

Total stockholder’s equity	329,717	451,326

Total Liabilities and Stockholder’s Equity	$916,351	$708,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET REVENUES:
Net patient service revenue	$115,986	$117,049	$343,516	$336,983
Net management service revenue	6,059	6,692	17,389	20,389

Total net revenues	122,045	123,741	360,905	357,372

OPERATING COSTS AND EXPENSES:
Cost of services:
Net patient service revenue	59,263	57,361	175,594	162,770
Net management service revenue	3,887	3,889	11,017	11,705

Total cost of services	63,150	61,250	186,611	174,475
Selling, general and administrative expenses	21,730	21,852	65,915	62,542
Provision for doubtful accounts	20,888	14,759	53,795	42,873
Amortization expense	2,463	2,892	8,665	8,477
Merger-related charges	—	—	12,414	—
Restructuring costs	—	—	3,240	—
Asset impairment & related charges	—	2,753	—	2,753
Write-off of deferred financing costs	—	—	957	—

Total operating costs and expenses	108,231	103,506	331,597	291,120

INCOME FROM OPERATIONS	13,814	20,235	29,308	66,252

OTHER INCOME (EXPENSE):
Interest expense	(11,132)	(1,129)	(24,322)	(3,259)
Write-off of Genomics investment	—	(1,000)	—	(1,000)
Other income, net	146	403	194	534

Total other expense, net	(10,986)	(1,726)	(24,128)	(3,725)

INCOME BEFORE INCOME TAXES	2,828	18,509	5,180	62,527
PROVISION FOR INCOME TAXES	1,108	7,343	4,475	24,950

NET INCOME	$1,720	$11,166	$705	$37,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$705	$37,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,554	5,859
Amortization	10,004	8,477
Loss (gain) on disposal of assets	41	(30)
Gain on sale of managed practice	—	(254)
Asset impairment & related charges	—	2,753
Write-off of Genomics investment	—	1,000
Write-off of deferred financing costs	957	—
Deferred income taxes	(1,326)	(5,000)
Provision for doubtful accounts	53,795	42,873
Merger-related charges	—	(116)
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(44,181)	(54,668)
Decrease in inventories	102	723
Decrease (increase) in other current assets	2,864	(4,553)
(Increase) decrease in other assets	(734)	790
Increase in accrued interest	14,691	—
(Decrease) increase in accounts payable and accrued expenses	(297)	17,686

Net cash provided by operating activities	43,175	53,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(7,341)	(5,877)
Acquisition and merger-related charges paid	(1,439)	(1,910)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(1,694)	(14,949)
Proceeds from sale of managed practice	—	2,700
Increase in restricted cash	(4,765)	—
Payments of contingent notes	(30,749)	(32,365)

Net cash used in investing activities	(45,988)	(52,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	268	2,163
Debt issuance costs	(21,611)	(220)
Net borrowings (payments) on long-term debt and capital leases	2,180	(226)
Proceeds from term-loan facility	225,000	—
Repayments under term-loan facility	(1,125)	(4,000)
Proceeds from senior offering	275,000	—
Payments on former credit facility	(113,190)	—
Proceeds from AmeriPath Holdings, Inc.	296,222	—
Proceeds from contingent note fund	8,870	—
Purchase of common stock	(629,554)	—
Financing costs paid	(11,655)	—
Tax benefit of exercise of stock options	40	2,218

Net cash provided by (used in) financing activities	30,445	(65)

INCREASE IN CASH AND CASH EQUIVALENTS	27,632	651
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964	4,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,596	$5,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Contingent stock issued	$—	$822
Rollover of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) equity	$23,445	$—
Property and equipment acquired pursuant to capital leases	$456	$—
Net change in intangible assets and goodwill based on purchase price valuation	$80,969	$—
Net change in goodwill and deferred taxes based on purchase price valuation	$63,382	$—

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

In order to maintain consistency and comparability between periods presented, certain amounts in the prior year’s financial statements have been reclassified to conform to the financial statement presentation of the current period.

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

Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the Transaction be “pushed down” and recorded on our financial statements. The following table summarizes the final allocation of the Transaction based upon a valuation completed by an independent third-party valuation firm during October 2003.

Cash and Equity Contributed by WCAS	$319,667
Total Liabilities Assumed	587,801
Fair Value of Assets Acquired	(676,458)

Excess purchase price (goodwill)	$231,010

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the Transaction. As of September 30, 2003, approximately $8.9 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s new credit facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3—Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have a significant impact on the Company’s financial position or results of operations for the periods presented.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No.146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases or other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a significant impact on the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others” (“FIN 45”). The provisions of FIN 45 require that a liability be recorded in the guarantor’s balance sheet at fair value upon issuance of a guarantee. The recognition provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The Company does not have any guarantees that would require current disclosure or further recognition under FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). The provisions of SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options. The Company also follows the disclosure provisions required by SFAS No. 123, “Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure”.

As part of the Transaction, all options that were outstanding at March 27, 2003 were repurchased by WCAS. During the first nine months of 2003, Holdings granted approximately 7.6 million options to purchase shares of Holdings common stock to certain directors and employees of the Company. The options were granted with an exercise price of $6.00 per share and most vest ratably over 5 years. Because Holdings is the principal shareholder in the Company, FASB Financial Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation”, requires that the Company account for option grants in Holdings stock as if the Company itself granted such options. No expense has been incurred related to these options since the exercise price of all such grants exceeded the fair value of Holdings’ common stock on the respective grant dates.

Options granted by the Company during 2002 were to Company employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. No options have been granted during

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

2003 that are exercisable into AmeriPath common stock. Accordingly, no stock-based employee compensation expense is reflected in the accompanying Consolidated Statements of Operations for options.

The following table summarizes the Company’s pro forma consolidated results of operations as though the provisions of SFAS No. 123 had been used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income
As reported	$1,720	$11,166	$705	$37,577
Deduct: total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	343	1,051	2,278	3,284

Pro forma net income (loss)	$1,377	$10,115	$(1,573)	$34,293

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company must apply the provisions of FIN 46 for the first interim or annual period beginning after June 15, 2004. The Company is in the process of determining the impact of FIN 46, but has not fully completed its evaluation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. Management expects that the adoption of SFAS No. 149 will not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) finalized EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have any effect on the Company’s consolidated financial statements.

Note 4—Acquisitions

During the first nine months of 2003, the Company acquired a start-up operation with no existing revenues in Charleston, South Carolina and an existing practice in Oklahoma City, Oklahoma. The operations of the lab in South Carolina began in the third quarter of 2003 and the Oklahoma City practice was acquired effective July 1, 2003. The total consideration paid by the Company in connection with these acquisitions consisted of cash and contingent notes. During the three and nine months ended September 30, 2003, the Company made contingent note payments of $5.5 million and $30.7 million, respectively, relating to previous acquisitions.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s 2002 acquisitions (“2002 acquisitions”) accounted for under the purchase method from the dates acquired through September 30, 2003.

The following unaudited pro forma information presents the consolidated results of the Company’s operations for the nine months ended September 30, 2002 as if the 2002 acquisitions had been consummated on January 1, 2002. Such unaudited pro forma information is based on historical financial information with respect to the acquisitions and does not include operational or other

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

changes that might have been effected by the Company. The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future. There is no pro forma information presented for the nine months ended September 30, 2003, because of the immateriality of the acquisitions consummated during 2003, one of which was a start-up operation with no existing revenue base.

Pro Forma (Unaudited) Nine Months Ended September 30, 2002
Net revenues	$371,318
Net income	$40,884

Note 5—Goodwill and Identifiable Intangibles

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

	September 30, 2003	December 31, 2002	Range	Sept. 30, 2003 Amortization Periods (Weighted Average Years)
Hospital contracts	$129,939	$225,558	25	25
Accumulated amortization	(2,584)	(29,975)
Client lists	3	89,798	10	10
Accumulated amortization	—	(17,987)
Laboratory contracts	240	1,300	1	1
Accumulated amortization	(120)	(812)
Management service agreements	8,000	8,972	20	20
Accumulated amortization	(200)	(1,635)
Non-compete and employment agreements	18,000	—	3-5	3-5
Accumulated amortization	(2,653)	—
Payor contracts	9,200	—	—
Trade names	27,200	—	—

Identifiable intangibles, net	$187,025	$275,219		17.8

Goodwill	$532,630	$300,536
Accumulated amortization	—	(23,199)

Goodwill, net	$532,630	$277,337

In September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter, the Company recorded additional goodwill of approximately $81.0 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, the Company also reduced the carrying value of its hospital contracts by $65.3 million and client lists by $70.7 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client list were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the Transaction, the Company amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

Amortization expense of identifiable intangibles was $2.5 million and $2.9 million for the three months ended September 30, 2003 and 2002, respectively. Amortization expense of identifiable intangibles was $8.7 million and $8.5 million for the nine months ended September 30, 2003 and 2002, respectively. The change in fair value of the Company’s definite lived intangibles did not have a material impact on amortization expense for any period presented.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2003 is as follows:

Remainder of 2003	$2,786
2004	10,965
2005	10,904
2006	7,705
2007	6,638
2008	5,858
Thereafter	$105,769

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 6—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2003	December 31, 2002
Accounts payable	$13,919	$18,180
Accrued compensation	20,811	19,477
Accrued medical malpractice and IBNR	15,008	13,846
Accrued acquisition costs	1,783	2,187
Provision for income taxes	1,775	—
Other accrued expenses	404	528

Total	$53,700	$54,218

Note 7—Merger-Related Charges

In connection with the Transaction and the Company’s numerous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs as it relates to the Inform DX acquisition. During the nine months ended September 30, 2003, the Company recorded merger-related charges of approximately $12.4 million as a result of the Transaction.

A reconciliation of activity for the nine months ended September 30, 2003 with respect to the merger-related reserves is as follows:

	Balance December 31, 2002	Balance Sheet Charges	Statement of Operations Charges	Payments	Balance September 30, 2003
Transaction costs	$2,692	$10,201	$12,414	$(25,237)	$70
Employee termination costs	1,480	—	—	(1,139)	341
Lease commitments	1,748	—	—	(312)	1,436
Other exit costs	130	—	—	(45)	85

Total	6,050	$10,201	$12,414	$(26,733)	1,932

Less: portion included in current liabilities	(4,503)				(891)

Total included in other liabilities	$1,547				$1,041

Note 8—Restructuring Costs

In the first quarter of 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories. We incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our Southern California laboratory. The Southern California laboratory was closed as a result of a loss of revenues from Quest Diagnostics, Inc., which historically accounted for a significant portion of this laboratory’s revenues. It is estimated that these restructuring costs will rationalize excess capacity at certain laboratories. Management does not expect any additional significant restructuring costs for the remainder of 2003.

Note 9—Long-term Debt

Term Loan Facility—On March 27, 2003, in connection with our consummation of the Transaction, the Company terminated its existing credit facility and entered into a new credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is reflected in our statement of operations for the nine months ended September 30, 2003.

The New Credit Facility provides for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the Transaction and a $65.0 million revolving credit facility with a maturity of six years.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the Transaction, the applicable margin percentage under the revolving loan facility will be subject to adjustments based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the new credit facility) being within certain defined ranges. The interest rate at September 30, 2003 was 5.62%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $562,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2003. On September 30, 2003, the Company made a principal payment of $562,500 on the New Credit Facility.

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

The New Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio calculation, a fixed charge coverage ratio calculation and a maximum leverage ratio calculation, which become more restrictive over time. In addition, the New Credit Facility includes negative covenants restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s holding company notes beginning in the fiscal year ending December 31, 2004.

The Company has recently amended the New Credit Facility as of September 30, 2003. The amendment increased the maximum permitted leverage ratios through 2004, permitted certain bad debt and contractual allowance charges taken in the second and third quarters of 2003 to be excluded in the computation of EBITDA for the leverage ratios and provided lenders consent for potential acquisitions.

Senior Subordinated Notes—On March 27, 2003, in connection with the Transaction, Amy Acquisition Corp. issued $275.0 million of 10½% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp’s obligations with respect to the notes upon consummation of the Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness. On October 1, 2003, the Company made a semi-annual interest payment of approximately $14.8 million.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company may redeem any of the notes at any time and from time to time beginning on April 1, 2008, in whole or in part, in cash at the specified redemption prices, plus accrued and unpaid interest to the date of redemption.

If a change in control of the Company occurs, subject to certain conditions, the Company must give holders of the notes an opportunity to sell the notes to the Company at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of the purchase of the notes by the Company.

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

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the Company’s pending legal proceedings involve claims of medical malpractice. Based upon current information, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, however, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover any such liability, and thus, the Company’s financial condition, results of operations and liquidity could suffer a material adverse effect. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician operations, the prior conduct of such operations, or the employment (and restriction on competition) of physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

Through June 30, 2002, the Company was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the Company formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice costs. For the period July 1, 2003 through June 30, 2004, the Company expects to incur approximately $12.4 million for medical malpractice costs of which $3.1 million was incurred in the three months ended September 30, 2003.

Self-Insured Health Benefits—Effective August 1, 2002, the Company began providing health care benefits to its employees through a self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at September 30, 2003, is approximately $13.8 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle claims and may differ from the amounts reserved by the Company for those claims. Net expense for the nine months ended September 30, 2002 was approximately $12.1 million.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. The Company is providing information to the United States Attorney’s office and intends to cooperate in the investigation. The Company is also conducting its own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Employment Agreements—As part of the Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which include, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the Transaction, which resulted in change in control payments to those former employees which are included in merger-related costs during the nine months ended September 30, 2003.

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended September 30, 2003 and 2002 were $0.2 million and $5.8 million, respectively. Our revenues from Quest for the nine months ended September 30, 2003 and 2002 were $3.2 million and $19.0 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

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

Note 11—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. As of September 30, 2003 and September 30, 2002, net income equaled comprehensive income.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following is a summary of financial information for the three and nine months ended September 30, 2003 and 2002, for the Company’s business segments and corporate offices:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Owned
Net patient service revenue	$115,986	$117,049	$343,516	$336,983
Income from operations	23,854	30,912	70,817	94,773
Segment assets			818,709	484,243
Managed
Net management service revenue	$6,059	$6,692	$17,389	$20,389
Income from operations	589	716	1,642	2,405
Segment assets			23,711	21,901
Corporate
Loss from operations	$(10,629)	$(11,393)	$(43,151)	$(30,926)
Segment assets			302,652	189,103
Elimination of intercompany accounts			(228,721)	(33,733)

Note 13—Income Taxes

Our effective income tax rate was 39.2% and 39.7% for the three-month periods ended September 30, 2003 and 2002, respectively.

Our effective income tax rate was approximately 86.4% and 39.9% for the nine month periods ended September 30, 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the non-deductibility of certain merger-related charges relating to the Transaction. The Company is currently analyzing all transaction-related charges and anticipates that additional amounts will be identified as being tax-deductible and thereby lowering the Company’s effective tax rate. The results of this analysis will be completed in the fourth quarter of 2003. The effective tax rate for the nine months ended September 30, 2003, excluding the non-deductibility of merger-related charges, would have been approximately 39.1%.

Note 14 - Internally Developed Computer Software Costs

In the third quarter of 2003, the Company capitalized approximately $0.6 million of payroll and benefit related costs pertaining to the capitalization of internally developed software costs. Projects being undertaken are the creation of software interfaces and various online reports, development of a standardized lab information reporting system and the development of a new website that will help the Company to operate more efficiently and service customers better. These costs are being incurred during the application development stage and are capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are included in Property and equipment, net on the consolidated balance sheet as of September 30, 2003 and will be amortized over a three-year period.

Note 15—Subsequent Events

Subsequent to September 30, 2003, the Company paid approximately $1.8 million on contingent notes issued in connection with previous acquisitions.

On October 1, 2003, the Company made its first semi-annual interest payment on the Senior Subordinated Notes of approximately $14.8 million.

Note 16—Guarantor Subsidiaries

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables present condensed consolidating financial information at September 30, 2003, and December 31, 2002 and for the nine months ending September 30, 2003 and 2002 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10½% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”).

Condensed Consolidating Balance Sheets:

As of September 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$26,990`	$1,606		$28,596
Restricted cash	—	13,218	—		13,218
Accounts receivable, net	37	65,352	15,883		81,272
Inventories	234	1,487	—		1,721
Other current assets	812	13,339	4,966		19,117

Total current assets	1,083	120,386	22,455		143,924
Property & equipment, net	1,809	25,450	77		27,336
Goodwill, net	—	410,871	121,759		532,630
Other identifiable intangibles, net	20,400	131,343	35,282		187,025
Investment in subsidiaries	649,719	(6,630)	—	(643,089)	—
Other assets	20,462	4,260	714		25,436

Total assets	$693,473	$685,680	$180,287	$(643,089)	$916,351
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$20,533	$43,117	$4,922		$68,572
Current portion of long-term debt	2,250	2,822	—		5,072
Other current liabilities	69	1,526	—		1,595

Total current liabilities	22,852	47,465	4,922		75,239
Long-term debt	498,894	373	—		499,267
Capital lease obligations, less current portion	—	243	—		243
Other liabilities	—	1,041	—		1,041
Deferred tax liabilities, net	553	5,389	4,902		10,844

Total long-term liabilities	499,447	7,046	4,902		511,395
Intercompany (receivable) payable	296,873	(277,680)	(19,193)		0
Stockholder’s equity:
Common stock	(1,938)	1,934	28	(23)	1
Additional paid-in capital	313,875	14,659	1		328,535
Retained earnings (deficit)	(437,636)	892,256	189,627	(643,066)	1,181

Total stockholder’s equity	(125,699)	908,849	189,656	(643,089)	329,717

Total liabilities and stockholder’s equity	$693,473	$685,680	$180,287	$(643,089)	$916,351

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of December 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$(25)	$989		$964
Restricted cash	—	8,453	—		8,453
Accounts receivable, net	92	72,913	17,881		90,886
Inventories	312	1,511	—		1,823
Other current assets	1,852	18,203	1,927		21,982

Total current assets	2,256	101,055	20,797		124,108
Property & equipment, net	1,540	24,360	226		26,126
Goodwill, net	—	250,834	26,503		277,337
Other identifiable intangibles, net	—	244,827	30,392		275,219
Investment in subsidiaries	443,797	(6,630)	—	(437,167)	—
Other assets	1,130	4,046	494		5,670

Total assets	$448,723	$618,492	$78,412	$(437,167)	$708,460
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,683	$41,645	$9,058	$(987)	$54,399
Current portion of long-term debt	15	418	—		433
Other current liabilities	2,692	1,812	—	987	5,491

Total current liabilities	7,390	43,875	9,058	—	60,323
Long-term debt	113,190	2,494	—		115,684
Capital lease obligations, less current portion	—	136	—		136
Other liabilities	—	1,547	—		1,547
Deferred tax liabilities, net	80	72,277	7,087		79,444

Total long-term liabilities	113,270	76,454	7,087		196,811
Intercompany (receivable) payable	242,823	(239,216)	(3,607)		—
Stockholders’ equity:
Common stock	620	1,616	27	(1,956)	307
Additional paid-in capital	306,870	14,954	1	(167)	321,658
Retained earnings (deficit)	(222,250)	720,809	65,846	(435,044)	129,361

Total stockholders’ equity	85,240	737,379	65,874	(437,167)	451,326

Total liabilities and stockholders’ equity	$448,723	$618,492	$78,412	$(437,167)	$708,460

Condensed Consolidating Income Statements:

For the nine months ended September 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$278,395	$82,510	$360,905
Cost of services	—	(157,069)	(29,542)	(186,611)
Selling, general and administrative expense	(2,959)	(101,810)	(14,941)	(119,710)
Amortization expense	—	(7,771)	(894)	(8,665)
Merger-related charges	(12,414)	—	—	(12,414)
Restructuring costs	(127)	(780)	(2,333)	(3,240)
Write-off of deferred financing costs	(957)	—	—	(957)

Total operating costs and expense	(16,457)	(267,430)	(47,710)	(331,597)
(Loss) income from operations	(16,457)	10,965	34,800	29,308
Other income (expense)
Interest expense	(24,124)	(198)	—	(24,322)
Management fee (A)	—	34,816	(34,816)	—
Other, net	68	110	16	194

Total other expenses	(24,056)	34,728	(34,800)	(24,128)

(Loss) income before income taxes	(40,513)	45,693	0	5,180
Benefit (provision) for income taxes	12,606	(17,081)	0	(4,475)

Net (loss) income	$(27,907)	$28,612	$0	$705

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

For the nine months ended September 30, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$293,996	$63,376	$357,372
Cost of services	—	(148,327)	(26,148)	(174,475)
Selling, general and administrative expense	(2,910)	(92,812)	(9,693)	(105,415)
Amortization expense	—	(7,625)	(852)	(8,477)
Asset impairment & related charges	—	(879)	(1,874)	(2,753)

Total operating costs and expense	(2,910)	(249,643)	(38,567)	(291,120)
(Loss) income from operations	(2,910)	44,353	24,809	66,252
Other income (expense)
Interest expense	(3,055)	(204)	—	(3,259)
Management fee (A)	—	24,873	(24,873)	—
Write-off of Genomics investment	(1,000)	—	—	(1,000)
Other, net	87	383	64	534

Total other expenses	(3,968)	25,052	(24,809)	(3,725)

(Loss) income before income taxes	(6,878)	69,405	—	62,527
Benefit (provision) for income taxes	2,751	(27,661)	(40)	(24,950)

Net (loss) income	$(4,127)	$41,744	$(40)	$37,577

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statement of Cash Flows:

For the nine months ended September 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(27,907)	$28,612	$—	$705
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	3,096	56,042	10,887	70,025
Changes in assets and liabilities which used cash, net of effects of acquisitions	(1,344)	(20,833)	(5,378)	(27,555)

Net cash (used in) provided by operating activities	(26,155)	63,821	5,509	43,175
Cash flows from investing activities	(2,112)	(38,985)	(4,891)	(45,988)
Cash flows from financing activities	28,267	2,178	—	30,445

Increase in cash and equivalents	—	27,014	618	27,632
Cash and cash equivalents, beginning of period	—	(24)	988	964

Cash and cash equivalents, end of period	$—	$26,990	$1,606	$28,596

For the nine months ended September 30, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(4,127)	$41,744	$(40)	$37,577
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	2,214	43,875	9,589	55,678
Changes in assets and liabilities which used cash, net of effects of acquisitions	3,449	(36,959)	(6,628)	(40,138)

Net cash (used in) provided by operating activities	1,536	48,660	2,921	53,117
Cash flows from investing activities	(3,294)	(46,407)	(2,700)	(52,401)
Cash flows from financing activities	161	(226)	—	(65)

Decrease in cash and equivalents	(1,597)	2,027	221	651
Cash and cash equivalents, beginning of period	1,597	2,762	449	4,808

Cash and cash equivalents, end of period	$—	$4,789	$670	$5,459

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the three months ended September 30, 2003, our revenues from owned operations and managed operations accounted for 95.0% and 5.0% of our total net revenues, respectively. For the nine months ended September 30, 2003, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively.

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

Amortization Expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition and amortize these assets over periods ranging from 1 to 25 years. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Recent Trends and Events

Acquisitions—During the first nine months of 2003, we acquired a start-up operation in Charleston, South Carolina, and an existing lab in Oklahoma City, Oklahoma. The total consideration paid by us in connection with these acquisitions included cash and contingent notes. During the first nine months of 2003, we made contingent note payments of approximately $30.7 million relating to previous acquisitions.

Medical Malpractice Costs—Effective July 1, 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide event. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review the appropriateness of our accrued liability for medical malpractice costs and update such accrued liability accordingly. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect our results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice costs. For the period July 1, 2003 through June 30, 2004, the Company expects to incur approximately $12.4 million for medical malpractice costs

Quest Contracts—During the third quarter of 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended September 30, 2003 and 2002 were $0.2 million and $5.8 million, respectively. Our revenues from Quest for the nine months ended September 30, 2003 and 2002 were $3.2 million and $19.0 million, respectively. The Company expects the amount of revenue from our Quest contracts to continue to decline during the remainder of 2003. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business.

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

Critical Accounting Policies

Intangible Assets. As of September 30, 2003, we had net identifiable intangible assets and goodwill of $187.0 million and $532.6 million, respectively. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

Our identifiable intangible assets include hospital contracts, laboratory contracts, management service contracts, employment and non-compete agreements, and trade names acquired by us in connection with acquisitions. During September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, the Company recorded additional goodwill of approximately $81.0 million, recorded trade names of $27.2 million and payor contracts of $9.2 million. The Company reduced its carrying value of hospital contracts by $65.3 million and client lists by $70.7 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the Transaction, the Company amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	51.8%	49.5%	51.7%	48.8%
Selling, general and administrative expenses	17.8%	17.7%	18.3%	17.5%
Provision for doubtful accounts	17.1%	11.9%	14.9%	12.0%
Amortization expense	2.0%	2.3%	2.4%	2.4%
Asset impairment & related charges	—	2.2%	—	0.8%
Merger-related charges	—	—	3.4%	—
Restructuring costs	—	—	0.9%	—
Write-off of deferred financing costs	—	—	0.3%	—

Total operating costs and expenses	88.7%	83.6%	91.9%	81.5%

Income from operations	11.3%	16.4%	8.1%	18.5%
Interest expense	(9.1)%	(0.9)%	(6.7)%	(0.9)%
Write-off of Genomics investment	—	(0.8)%	—	(0.3)%
Other income, net	0.1%	0.3%	—	0.2%

Income before income taxes	2.3%	15.0%	1.4%	17.5%
Provision for income taxes	0.9%	5.9%	1.2%	7.0%

Net income	1.4%	9.1%	0.2%	10.5%

Net Revenues.

Net revenues decreased by $1.7 million, or 1.4%, from $123.7 million for the three months ended September 30, 2002 to $122.0 million for the three months ended September 30, 2003. Revenues for the third quarter of 2003 were negatively impacted by a $2.2 million charge to revenues based on changes in our estimated contractual allowances resulting from the analysis of our managed care contracts. Same store net revenue decreased $4.4 million or 3.7% from $121.5 million for the three months ended September 30, 2002 to $117.1 million for the three months ended September 30, 2003. Same store net revenue, excluding revenue from national laboratory companies, for the third quarter increased 1.2%, or $1.4 million, compared to the third quarter of 2002. For the third quarter, revenue from our contracts with national laboratory companies was $0.5 million, down from $6.4 million in the third quarter of 2002. The national labs continue to reduce the amount of volume they subcontract. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2003. The remaining increase in net revenue resulted from acquired operations, less any dispositions, during the fourth quarter of 2002. Our mix of revenue for the third quarter of 2003 was 51.5% outpatient, 43.5% inpatient (hospital based), and 5.0% management services. This compares to a mix of 51.5% outpatient, 43.1% inpatient (hospital based) and 5.4% management services in the third quarter of 2002.

Net revenues increased by $3.5 million, or 1.0%, from $357.4 million for the nine months ended September 30, 2002 to $360.9 million for the nine months ended September 30, 2003. Revenues for the nine months ended September 30, 2003 were negatively impacted by a $4.5 million charge to revenues based on changes in our estimated contractual allowances resulting from the analysis of our managed care contracts. Same store net revenue decreased $4.7 million or 1.4% from $349.4 million for the nine months ended September 30, 2002 to $344.7 million for the nine months ended September 30, 2003. Same store net revenue, excluding revenue from national laboratory companies, for the nine months ended September 30, 2003 increased 3.1%, or $10.3 million, compared to the same period of 2002. For the nine months ended September 30, 2003, revenue from our contracts with national laboratory companies was $4.0 million, down from $18.9 million for the same period of 2002. In addition, the nine months ended September 30, 2003 net revenue was negatively impacted by approximately $3.0 to $3.5 million as the result of severe weather conditions during the first quarter of 2003, which reduced the volume of specimens referred to our laboratories. The remaining increase in net revenue resulted from acquired operations, less any dispositions, during the fourth quarter of 2002. Our mix of revenue for the nine months ended September 30, 2003 was 50.4% outpatient, 44.8% inpatient (hospital based) and 4.8% management services. This compares to a mix of 49.7% outpatient, 44.6% inpatient (hospital based) and 5.7% management services in the same period of 2002.

Cost of Services.

Cost of services increased by $1.9 million, or 3.1%, from $61.3 million for the three months ended September 30, 2002 to $63.2 million for the three months ended September 30, 2003. The increase in cost of services was attributable primarily to an increase in health insurance benefit costs, medical malpractice costs, physician salaries and excess lab capacity, as well as the impact of acquisitions. Cost of services as a percentage of net revenues increased from 49.5% for the three months ended September 30, 2002 to 51.8% for the three months ended September 30, 2003. Gross margin decreased from 50.5% for the three months ended September 30, 2002 to 48.2% for the three months ended September 30, 2003.

Cost of services increased by $12.1 million, or 6.9%, from $174.5 million for the nine months ended September 30, 2002 to $186.6 million for the same period in 2003. The increase was due to an increase in medical malpractice costs of $3.5 million, excess lab capacity, increasing health insurance benefit costs, increase in physician costs and salaries, and acquisitions of $2.9 million. Cost of services, as a percentage of net revenues, increased from 48.8% for the nine months ended September 30, 2002 to 51.7% in the comparable period of 2003. Gross margin decreased from 51.2% in the nine months ended September 30, 2002 to 48.3% for the same period in 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expense decreased by $0.2 million, or 0.9%, from $21.9 million for the three months ended September 30, 2002 to $21.7 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.7% for the three months ended September 30, 2002 to 17.8% for the same period of 2003.

Selling, general and administrative expense increased by $3.4 million, or 5.4%, from $62.5 million for the nine months ended September 30, 2002 to $65.9 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.5% for the nine months ended September 30, 2002 to 18.3% for the same period of 2003. The increase is primarily due to investments in information technology and expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $6.1 million, or 41.2%, from $14.8 million for the three months ended September 30, 2002 to $20.9 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 11.9% for the three months period ended September 30, 2002 to 17.1% for the same period in 2003. The provision for doubtful accounts for the three months ended September 30, 2003 included charges of $4.0 million related to a change in the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services.

Our provision for doubtful accounts increased by $10.9 million, or 25.4%, from $42.9 million for the nine months ended September 30, 2002 to $53.8 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 12.0% for the nine months period ended September 30, 2002 to 14.9% for the same period in 2003. The provision for doubtful accounts for the nine months ended September 30, 2003 included charges of $6.5 million related to a change in the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services. Approximately $2.3 million of the increase is the result of increased hospital based revenues.

Amortization Expense.

Amortization expense decreased by $0.4 million, or 13.8%, from $2.9 million for the three months ended September 30, 2002 to $2.5 million for the same period of 2003. The decrease was primarily due to an adjustment to amortization expense of $0.7 million related to the final allocation of the purchase price of the Transaction, partially offset by amortization of new acquisitions. The $0.7 million adjustment was based upon a reduction in amortizable assets, partially offset by a change in intangible asset lives.

Amortization expense increased by $0.2 million, or 2.4%, from $8.5 million for the nine months ended September 30, 2002 to $8.7 million for the same period of 2003, largely due to identifiable intangibles acquired in conjunction with acquisitions completed during the last quarter of 2002, partially offset by an adjustment to amortization expense of $0.7 million related to the final allocation of the purchase price of the Transaction.

Merger-related Charges.

The merger-related charges of $12.4 million for the nine months ended September 30, 2003 relate to the Transaction. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the Transaction. There were no merger-related costs for the three months ended September 30, 2003.

Restructuring Costs.

In the first quarter of 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories. We incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our Southern California laboratory. The Southern California laboratory was closed as a result of a loss of Quest revenues which historically accounted for a significant portion of revenues for this individual lab. It is estimated that these restructuring costs will rationalize excess capacity at certain laboratories and save approximately $12 to $14 million in annual operating costs. There were no restructuring costs for the third quarter of 2003 and management does not expect any additional significant restructuring costs for the remainder of 2003.

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

Interest Expense.

Interest expense increased by $10.0 million from $1.1 million for the three months ended September 30, 2002 to $11.1 million for the same period in 2003. This increase was attributable to interest of $7.1 million on the senior subordinated notes outstanding, interest of $3.2 million on the new credit facility, along with a higher effective interest rate. Our effective interest rate was 8.8% and 4.7% for the three month periods ended September 30, 2003 and 2002, respectively.

Interest expense increased by $21.0 million, from $3.3 million for the nine months ended September 30, 2002 to $24.3 million for the same period in 2003. This increase was attributable to interest of $14.8 million on the senior subordinated notes outstanding, interest of $6.7 million on the new credit facility, along with a higher effective interest rate. Our effective interest rate was 9.1% and 4.4% for the nine month periods ended September 30, 2003 and 2002, respectively.

Write-off of Genomics Investment

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

Income Taxes.

Our effective income tax rate was 39.2% and 39.7% for the three-month periods ended September 30, 2003 and 2002, respectively. This rate decreased from the prior period primarily due to an adjustment to the effective tax rate calculation due to non-deductibility of certain charges.

Our effective income tax rate was approximately 86.4% and 39.9% for the nine month periods ended September 30, 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the non-deductibility of certain charges relating to the Transaction. The effective tax rate for the nine months ended September 30, 2003, excluding the non-deductibility of merger related charges, would have been approximately 39.1%.

Net Income.

Net income for the three months ended September 30, 2003, was $1.7 million, compared with net income of $11.2 million for the same period in 2002.

Net income for the nine months ended September 30, 2003, was $0.7 million, compared with net income of $37.6 million for the same period in 2002.

Liquidity and Capital Resources

At September 30, 2003, we had working capital of approximately $68.7 million, an increase of $4.9 million from working capital of $63.8 million at December 31, 2002. The increase in working capital for the first nine months of 2003 was due primarily to increases in cash and cash equivalents of $27.6 million, partially offset by decreases in accounts receivable of $9.6 million and an increase in accrued interest of $14.7 million.

For the nine months ended September 30, 2003 and 2002, our cash flows provided by operations were $43.2 million, and $53.1 million, respectively. For the nine months ended September 30, 2003, cash flows from operations, borrowings under our new credit facility and the issuance of senior subordinated notes and proceeds from equity contributions from Holdings related to the Transaction were used to buy back $629.6 million of our publicly held shares of stock, pay off the remaining debt under the former credit facility of $127.5 million, pay debt issuance costs of $21.6 million and make contingent note payments of $30.7 million.

Our new credit facility provides for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the Transaction and a $65.0 million revolving loan facility with a maturity of six years.

The interest rates per annum applicable to loans under our new credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed by all participating lenders, in each case, plus an applicable margin percentage. In the third quarter, the Company amended its credit agreement with its lender banks. The amendment increases the leverage ratios through 2004, permits certain charges (contractual allowances and provision for bad debt) to be excluded in the computation of EBITDA for the leverage ratios and provides lenders consent for potential acquisitions.

On March 27, 2003, in connection with the Transaction, Amy Acquisition Corp. issued $275.0 million of 10½% Senior Subordinated Notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of our current and former subsidiaries. The notes and guarantees rank junior to all of our and the guarantors’ existing and future senior indebtedness, on par with all of our and the guarantors’ existing and future senior subordinated indebtedness and senior to all of our and the guarantors’ existing and future subordinated indebtedness.

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

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $114.1 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first nine months of 2003, we made contingent note payments, including interest, aggregating $30.7 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $58.4 million and, if needed, cash flows from operations.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $7.3 million and $5.9 million for the nine months ended September 30, 2003 and 2002, respectively.

We intend to fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our new $65.0 million revolving loan facility. In addition, we intend to fund payments under our contingent payment obligations from contributions made to us by our parent out of the funds that will be held in the cash collateral account and, if needed, cash flows from operations.

We expect to use our new revolving loan facility to fund internal growth and acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our new revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent payment obligations exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments. Such additional payments, if any, will result in a corresponding increase in goodwill.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent payments as of September 30, 2003 (in millions):

	Payments Due By Period
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$2.2	$2.2	$6.8	$212.7	$223.9
Other indebtedness	2.8	2.7	0.2	—	5.7
Operating leases	5.0	4.8	12.6	17.2	39.6
Senior subordinated notes	—	—	—	275.0	275.0

Total contractual cash obligations	$10.0	$9.7	$19.6	$504.9	$544.2

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our new credit facility. We have $223.9 million of outstanding term loans subject to variable rates. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.6 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first nine months of 2003 or the first nine months of 2002.

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

We have a significant amount of indebtedness. As of September 30, 2003, our total debt is $504.6 million, excluding unused revolving loan commitments under our new credit facility. This debt does not include our obligations under our existing contingent payment obligations.

Our substantial indebtedness could adversely affect our financial condition including:

•	increasing our vulnerability to adverse general economic and industry conditions,

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, our contingent payments, research and development efforts and other general corporate purposes,

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	placing us at a competitive disadvantage compared to our competitors that have less debt and

•	limiting our ability to borrow additional funds.

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

We conduct business in a heavily regulated industry and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenues and harm our business.

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, ban payments to physicians for referrals of patients to health care providers with whom the physicians or their immediate family members have a financial relationship for services for which payment may be made by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 21% of our revenues in the first nine months of 2003.

We owe some of our physicians contingent payment obligations entered into in connection with acquisitions we have completed, some of our physicians are party to compensation arrangements with us and, prior to the Transaction, owned AmeriPath common stock. Although we believe that none of these arrangements constitute an unlawful kickback under federal and state anti-kickback laws, government authorities may take a contrary position. Furthermore, although we believe that our financial relationships with our physicians and our referral practices do not violate federal and state anti-referral laws, including the Stark Law, the government may take a contrary position, or a prohibited referral may be made by one of our physicians without our knowledge. If our financial relationships with our physicians were found to be unlawful or unlawful referrals were found to have been made, we or they could be fined, we could become subject to government recoupment of fees previously paid to us and forfeiture of revenues due to us or become subject to civil and criminal penalties. In such situations, we also may be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial conditions and results of operations.

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

Through June 30, 2002, we were insured for medical malpractice risks on a claims made basis under traditional professional liability insurance policies. In July 2002, we began using a captive insurance program to partially self-insure our medical malpractice risk. Under the captive insurance program we retain more risk for medical malpractice costs, including settlements and claims expenses, than under our prior coverage. We have no aggregate excess stop loss protection under our captive insurance arrangements, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Because of our self-insurance arrangements and our lack of aggregate excess stop loss protection, professional malpractice claims could result in substantial uninsured losses. In addition, it is possible that the costs of our captive insurance arrangements and excess insurance coverage will rise, causing us either to incur additional costs or to further limit the amount of our coverage. Further, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and national clinical laboratories, for various claims that may not be covered by insurance. As a result, we may become responsible for substantial damage awards that are uninsured. We are currently subject to indemnity claims which, if determined adversely to us, could result in substantial uninsured losses. Therefore, it is possible that pending or future claims will not be covered by or will exceed the limits of our insurance coverage and indemnification agreements or that third parties will fail or otherwise be unable to comply with their obligations to us. For the period July 1, 2002 through June 30, 2003, the Company expensed approximately $11.4 million for medical malpractice costs. For the period July 1, 2003 through June 30, 2004, the Company expects to incur approximately $12.4 million for medical malpractice costs.

Government programs account for approximately 21% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 21% of our net revenue in the first nine months of 2003 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the nine months ended September 30, 2003 was 14.9% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 24.7%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. During the first nine months of 2003, approximately 61% of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

Investigations of persons and entities with which we do business could adversely affect us.

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of September 30, 2003, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. We are providing information to the United States Attorney’s office and we intend to cooperate in the investigation. We are also conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

If we cannot effectively implement our internal growth strategy, it will materially and adversely affect our business and results of operations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent payment obligations. Payment of these obligations typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of September 30, 2003, if the minimum performance that would result in the maximum amount being payable for existing contingent payment obligations were achieved, we would be obligated to make principal payments of approximately $114.1 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent payment obligations existing prior to the consummation of the Transaction from the remaining cash collateral account balance of $58.4 million held by our parent as of September 30, 2003, it is possible that such payments, or payments on additional contingent payment obligations incurred as part of future acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, physician client lists, management service agreements and laboratory contracts acquired in acquisitions, were approximately $187.0 million at September 30, 2003, representing approximately 20.4% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $532.6 million at September 30, 2003, representing approximately 58.1% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of September 30, 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s new credit facility. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $223.9 million at September 30, 2003, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.6 million per year, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.1	Amendment No. 1 dated as of September 30, 2003, to the Credit Agreement dated as of March 27, 2003 among AmeriPath, Inc., (“the Borrower”), AmeriPath Holdings, Inc. the Lenders (as defined in Article I thereof) and Credit Suisse First Boston.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Current Report on Form 8-K, dated August 14, 2003 was furnished pursuant to Item 12 of Form 8-K, by the Company with the Securities and Exchange Commission on August 14, 2003, announcing its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: November 14, 2003	By:	/S/ JAMES C. NEW

James C. New Chief Executive Officer

Date: November 14, 2003	By:	/S/ DAVID L. REDMOND

David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1 dated as of September 30, 2003, to the Credit Agreement dated as of March 27, 2003 among AmeriPath, Inc., (“the Borrower”), AmeriPath Holdings, Inc. the Lenders (as defined in Article I thereof) and Credit Suisse First Boston.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002