Form 10-K
period 2003-12-31
AMERIPATH INC
filed 2004-03-19
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

AMERIPATH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0642485
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

7289 Garden Road, Suite 200, Riviera Beach, Florida 33404

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (561) 712-6200

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant outstanding as of March 17, 2004 was 100.

PART I

ITEM 1. BUSINESS

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with AmeriPath, Inc. (“Ameripath” or the “Company”) pursuant to which Amy Acquisition Corp. merged with and into AmeriPath, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”).

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson and Stowe LLP (“WCAS”). WCAS, its related investors and several employees of the Company own 100% of the outstanding common stock of Holdings after the March 2003 Transaction.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under its new senior credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

The consolidated financial statements in this Annual Report on Form 10-K include the accounts of both the predecessor company Ameripath, Inc. (prior to the March 2003 Transaction) as well as the successor company (subsequent to the acquisition discussed above.) The financial position and results of operations of Ameripath, Inc. for periods prior to March 28, 2003 are referred to as that of our predecessor. The financial statements and financial data of the predecessor include the combined historical financial statements of the wholly owned subsidiaries of Ameripath that were acquired by Amy Acquisition Corp.

Unless otherwise noted, references to the Company, we, us, and our, refer to Ameripath, Inc. and its subsidiaries. Our fiscal year is the calendar year ending December 31. As noted in Note 1 to the consolidated financial statements, the March 2003 Transaction resulted in a new basis of accounting for the Company. In some cases, for ease of comparison purposes, financial data for the period from March 28, 2003, though December 31, 2003 has been added to financial data of the Predecessor for the period from January 1, 2003 through March 27, 2003, to arrive at a 12-month combined period ended December 31, 2003. This combined data may be referred to herein as fiscal year 2003, year 2003 or 2003.

The address of our principal executive office is 7289 Garden Road, Suite 200, Riviera Beach, Florida 33404. Our phone number is (561) 712-6200. Our Internet website address is www.ameripath.com.

We make available free of charge, on or through our Internet website, as soon as reasonably practical after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Our Company

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. During 2003, we processed and diagnosed approximately four million tissue biopsies. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient sections of the anatomic pathology services market. For the year 2003, we generated net revenue and income from operations of $485.0 million and $46.9 million, respectively.

We service an extensive referring physician base through our 15 regional laboratories and 36 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. We have operations in 21 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. Our services are performed by over 400 pathologists, many of whom are leaders in their field. We have built our business by completing over 50 acquisitions of pathology laboratories and operations since 1996, enabling us to build regional density in attractive geographic markets and to establish a platform for organic growth. We also operate the Center for Advanced Diagnostics, or CAD, which is a leading specialty, or esoteric, testing laboratory.

Our fields of expertise include dermatopathology, in which we maintain a leading market position, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We also believe that we are the leading anatomic pathology services provider to hospitals in the United States. Generally, we are the exclusive provider of anatomic pathology services for the hospitals we serve, which arrangements have historically provided us with a stable stream of revenue. In addition, through our managed care relationships, we contract with HMOs and PPOs that insure approximately 26 million and 83 million individuals, respectively, which represents more than half of all individuals covered by managed care in the United States.

Industry Overview

The practice of pathology consists of anatomic and clinical pathology. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through the examination of tissue and cell samples taken from patients. Generally, the anatomic pathology process involves the mounting of samples on slides by highly skilled technicians, which are then reviewed by anatomic pathologists. Anatomic pathologists are medical doctors who do not examine patients, but rather assist other physicians in determining the correct diagnosis of a patient’s ailments. As a result, an anatomic pathologist is often referred to as a “physician’s physician.” Clinical pathology, on the other hand, generally involves the chemical testing and analysis of body fluids utilizing standardized laboratory tests. The results of these standardized tests are provided to the referring physician for use in a patient’s diagnosis. Clinical laboratory tests typically do not require the interpretive skills of a pathologist. The process is frequently routine, automated and performed by large national or regional clinical laboratory companies and hospital laboratories.

We believe the market for anatomic pathology services is approximately $7 billion per year, and we expect it to continue to grow for the following reasons:

•	the aging of Americans should lead to more incidences of cancer and should result in greater demand for healthcare services, including those provided by anatomic pathologists,

•	the increasing reliance on pathology testing by physicians to aid in the identification of risk factors and symptoms of disease, the choice of therapeutic regimen and the evaluation of treatment results, and

•	the increasing awareness by physicians, patients and payors of the value of preventative testing to improve the effectiveness of medical services and reduce the overall cost of healthcare.

In addition to traditional anatomic pathology services, pathologists increasingly are performing highly complex esoteric tests. Traditionally performed in academic settings, technological advancements have provided large commercial laboratories with highly specialized equipment and the means to perform these advanced tests for patients in both outpatient and inpatient settings. As these tests typically require more advanced equipment and highly skilled personnel to perform, they are generally reimbursed at rates higher than more routine tests. We believe the market for esoteric testing services is approximately $2 billion per year. We also believe the growth in the esoteric testing services market benefits from demand factors similar to those in the traditional anatomic pathology services market. In addition, we believe that emerging technologies and tests, such as gene-based tests, or genomics, should drive growth in the esoteric testing services market at a rate that exceeds the growth rate for the traditional anatomic pathology services market.

According to the American Society for Clinical Pathologists, there are approximately 15,000 pathologists in the United States. Historically, the anatomic pathology industry has been highly fragmented with a majority of the services being performed by individual or small groups of pathologists working in independent laboratories, hospital laboratories or academic institutions. Recently, there has been a trend among pathologists to join larger laboratories in order to offer a broader range of outpatient and inpatient services, take advantage of economies of scale and reduce the burdens of managing the administrative aspects of their operations.

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

• Leadership in anatomic pathology services. We are an established and experienced leader in the highly fragmented anatomic pathology services market. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient segments of the anatomic pathology services market. Our pathologist base comprises what we believe is the largest single group of pathologists in the nation, and provides us with the ability to offer services in all subspecialties of anatomic pathology. Within the subspecialty of dermatopathology, we estimate our market share to be approximately 10%, which we believe is the largest in the industry. In addition, we have expertise in esoteric testing as well as in the anatomic pathology subspecialties of women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We believe our broad service offerings provide us with an advantage over most of our competitors in maintaining and developing customer relationships.

• National scale with regional and local density. We believe we have the broadest national footprint within the anatomic pathology services market. We have operations in 21 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. We also have a presence in more than 200 hospitals, which we believe makes us the leading provider of anatomic pathology services in hospitals. Furthermore, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. We have developed a substantial presence in our target markets by forming regional operations that deliver our services locally and enable our pathologists to establish strong relationships with our referring physician base. As a result of our regional coverage, we have been able to grow our revenues, enhance our laboratory utilization, offer a broader range of testing services and benefit from economies of scale and increased managed care contracting leverage.

• Attractive industry dynamics. The demand for traditional anatomic pathology services and esoteric testing services has created significant and growing markets. We believe the market for traditional anatomic pathology services, excluding esoteric testing services, is approximately $7 billion per year, and the market for esoteric testing services is approximately $2 billion per year. We expect these markets to continue to grow primarily due to an aging population, increasing incidences of cancer and medical advancements that allow for more accurate and earlier diagnosis and treatment of diseases. According to the U.S. Census Bureau, the number of people aged 65 and older in the United States is expected to grow 19% over the next ten years. Generally, people aged 65 or older have a greater incidence of chronic health conditions such as cancer, diabetes, heart disease, arthritis or hypertension and are heavier users of healthcare services than people under age 65. For example, according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute, the average annual cancer incidence rate for people aged 65 to 74 is 2,007 per 100,000 people or approximately 14 times the incidence rate of people aged 20-49 and approximately 125 times the incidence rate of people aged 20 and under. Additionally, the National Cancer Institute estimates that incidences of melanoma, a type of skin cancer, in the United States will grow 11% from 2003 to 2007. We also believe that emerging technologies and tests, such as genomics, will further drive growth in the market for esoteric testing services.

• Strong cash flow generation. We believe our strong cash flow substantially enhances our competitive position in the highly fragmented anatomic pathology services market. In 2003, we generated operating income of $46.9 million, or 9.7% of revenues. Although our 2003 operating income is down from 2002, the 2003 amount includes merger-related charges, restructuring costs, and an additional bad debt provision. In addition, during 2003 we had cash flow from operating activities less capital expenditures, or free operating cash flow, of $59.5 million. Historically, our strong operating cash flow has been a result of low capital expenditure requirements and our ability to increase the performance of acquired operations. Our attractive margins are a result of our enhanced laboratory utilization, our broad range of testing services, economies of scale and our success in contracting with managed care organizations. In addition, we believe our strong cash flow strengthens our ability to fund organic and external growth initiatives, which enhances our competitiveness relative to most of our smaller, regional competitors.

• Favorable payor relationships. Currently, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. These relationships provide us with access to a large number of current and potential patients. Our national scale and regional concentration have facilitated our entry into a growing number of relationships with managed care organizations, such as Blue Cross/Blue Shield, Aetna and United Healthcare. Since 1999, we have more than tripled the number of people covered under our managed care agreements, which we believe validates our managed care strategy. Furthermore, the overwhelming majority of our revenues from these relationships are generated from fee-for-service payments, rather than from fee-per-person, or capitated payments. In addition, our payments from government-sponsored programs, such as Medicare and Medicaid, are relatively limited. During 2003, we derived approximately 22% of our cash collections and net revenues from government-sponsored payors. We believe our diverse payor mix limits our exposure to the loss of any single source of payment for our services.

Business Strategy

We believe our business strategy will help us maintain our status as a leading provider of anatomic pathology services and increase our share of the markets in which we compete. The key elements of our strategy are to:

• Capitalize on our leading market position. Through our 15 regional laboratories, 36 satellite laboratories and over 400 pathologists, we will continue to provide a comprehensive array of anatomic pathology services to primary care and specialty physicians and serve over 200 hospitals. We will further enhance our extensive expertise in the subspecialties of dermatopathology, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. In addition, through CAD, we will grow our esoteric testing capabilities in each of these subspecialties. We also plan to leverage our market position, regional model and broad range of services to further penetrate the markets we serve and expand our relationships with physicians, hospitals, managed care organizations and other customers.

• Continue to focus on organic growth. We are focused on generating internal revenue growth. For 2003, we generated annual same store sales growth of 3.4% without giving effect to the loss of revenues under our contracts with national laboratories, which are no longer a significant component of our business. We believe that our organic growth has been and will continue to be a result of the following initiatives:

• increasing test volume by continuing to invest in a formal sales and marketing effort,

• enhancing our payor mix by pursuing additional managed care contracts,

• continuing to expand our service offerings, including the offering of new, higher revenue, esoteric tests, and

• improving patient care and customer service by providing more specific, informative and timely reports through the development of a standardized pathology reporting system.

Collectively, these initiatives will provide us with the opportunity to grow our business organically.

• Maintain quality leadership through a strong pathologist base. We believe that employing anatomic pathologists who provide accurate and efficient diagnoses is a key to our success. A pathologist’s experience and reputation is critical to ensuring a successful relationship with local referring physicians. We actively recruit top anatomic pathologists by targeting practicing pathologists and medical students. In 2003, we successfully recruited 30 pathologists, each of whom is a graduate of an accredited United States pathology fellowship program. In addition, we operate one of the leading centers in the United States devoted to the diagnosis and instruction of diseases of the skin. Founded in 1999, this center provides fellowship programs that enable students to train in various aspects of dermatopathology. We also are affiliated with three leading dermatopathology fellowship programs in the United States. Collectively, these relationships enhance our ability to attract new pathologists and allow us to more easily transfer technical innovations to the anatomic pathology services market. We also believe our size and strength of reputation provide an attractive alternative for pathologists who are seeking to offer a broader range of services, take advantage of available economies of scale and reduce the burden of managing the administrative aspects of their operations.

• Emphasize information technology capabilities and improve operational efficiencies. We invest in information technology enhancements to improve our services and increase efficiency. For example, in the subspecialty of women’s health diagnostics, we offer customers enhanced pathology reports, including color micrographs that allow pathologists and referring physicians to more accurately view highly abnormal cell populations. In addition, to enhance efficiency, we are consolidating various internal billing systems and outsourced billing arrangements into two billing systems, which we believe will increase collections and reduce our days sales outstanding. We also are committed to increasing efficiencies and economies of scale by promoting “best practices” throughout our organization.

• Selectively pursue strategic growth initiatives. We plan to invest in new outpatient laboratories and other strategic initiatives such as CAD. We believe these new facilities and programs drive revenue growth by providing national support for our existing regional and local operations and increasing our menu of testing services. We also plan to further penetrate our existing regional markets by opening new laboratory facilities, such as the new facilities we recently opened in South Carolina, Florida, Indiana and Pennsylvania. In addition, we expect to make additional acquisitions, as opportunities arise, in order to strategically enter new markets or further penetrate existing regional markets.

Operations

We serve both the outpatient and inpatient sections of the anatomic pathology services market. Outpatient services are provided to physician offices, clinics and freestanding surgery centers. Primary outpatient customers include dermatologists, gynecologists, urologists, gastroenterologists and oncologists. Inpatient pathology services generally are provided through our hospital-based operations. Primary inpatient customers include hospitals, staff physicians and surgeons who work in hospitals.

Outpatient Market. In the outpatient market, a patient will visit a physician’s office or clinic for a medical problem or concern. Typically, the physician will determine whether a biopsy or Pap smear is necessary and perform the procedure to collect the necessary sample in the office or clinic. The sample, accompanied by an AmeriPath service requisition, is then sent, either by a land-based courier that we contract with or employ, or by a commercial overnight courier service, to one of our outpatient laboratories for diagnostic evaluation. If the test is a biopsy, the sample is prepared for review, generally overnight, by one of our histologists and examined by one of our pathologists the next day. The pathologist then renders a diagnosis and dictates a pathology report. The final report is reviewed and signed, manually or electronically, by the pathologist and sent to the referring physician’s office. Reports can be delivered to the referring physician in numerous ways including by facsimile, courier service or mail or over the Internet. If the test is a Pap smear, the same process occurs except the sample is prepared for review and initially screened by a cytotechnologist who will issue a final report if the sample contains only normal cells. If the sample includes abnormal cells, then a pathologist’s interpretation is performed to ensure accuracy. The referring physician, often in consultation with our pathologist, then determines the next steps for patient care.

Inpatient Market. We generally are the exclusive provider of all anatomic pathology services for the hospitals in which our pathologists work and as a result, our revenues from these services are directly related to the volume of patients in the hospitals we serve. In the hospital, the examination process is similar to that performed in the outpatient segment except, if the hospital has its own histology laboratory, samples are prepared for review within the hospital instead of by one of our histologists. As part of our inpatient services, we generally staff each hospital with at least one pathologist who serves as the medical director of the hospital’s clinical laboratory, microbiology laboratory and blood banking operation and who facilitates the hospital’s compliance with licensing requirements. The medical director is often responsible for the overall management of the laboratory, including quality of care, professional discipline and utilization review, and serves as a liaison to the hospital administrators, medical staff and the hospital’s community.

Services

Anatomic pathology involves the diagnosis of disease through the examination of tissue and cell samples that have been processed and mounted on slides. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other medical diseases and conditions. Our services play an indispensable role in determining whether a patient’s illness is benign, inflammatory or cancerous. We provide services in four primary subspecialties of anatomic pathology: dermatopathology, women’s health diagnostics, urologic pathology and gastrointestinal pathology. In addition, we have significant esoteric testing capabilities that compliment these services.

Dermatopathology. Dermatopathology is the examination and diagnosis of skin biopsies taken by a dermatologist. Our dermatopathology services include physician-to-physician consultation, patient education materials, a dedicated sales and service team and quick turnaround to our customers. In addition to the routine microscopic examination of tissue, we offer a wide range of advanced testing, including B-cell and T-cell gene rearrangement, fungal cultures, frozen sections, immunohistochemistry profiles and indirect and direct immunoflourescence. Through our DermPath Diagnostics Division, we provide customers with access to approximately 70 board-certified dermatopathologists, which we believe is the largest group of dermatopathologists in our industry. Our customers typically include dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists.

Women’s Health Diagnostics. Women’s health diagnostic services, or gynecologic pathology, includes testing such as conventional and monolayer Pap smears, cervical and breast biopsy examination and testing for chlamydia, gonorrhea and HPV. We offer our customers enhanced pathology reports, including color photomicrographs, which allow pathologists to more accurately view highly abnormal cell populations. We have over 70 board-certified cytopathologists providing medical expertise in the women’s health market. Our customers primarily include gynecologists and family practitioners.

Urologic Pathology. Urologic pathology relates to diseases of the male and female urinary tract and male reproductive systems. We offer services including the examination of the prostate, bladder and testicular biopsies, a kidney stone management program and recurrent bladder monitoring for cancer. We also offer prognostic testing including DNA analysis and tumor markers. Our kidney stone management program provides patients and referring physicians access to care through our strategic partnership with Mission Pharmacal, a San Antonio-based pharmaceutical company focused on treatment of kidney stones and other urological ailments. Our physicians include board-certified pathologists who specialize in urologic pathology. Our customers for these services primarily include urologists.

Gastrointestinal Pathology. We offer a comprehensive gastrointestinal, or GI, disease management program focusing on the digestive tract. We offer a broad range of GI tests, including routine gastric and liver biopsies, prognostic testing and more advanced molecular testing, including hereditary non-polyposis colorectal cancer testing. During 2002, we opened the AmeriPath Institute of Gastrointestinal Pathology and Digestive Disease, a national laboratory specializing in rendering specific diagnoses of GI biopsy specimens, providing second opinion surgical pathology interpretation, studying GI disease and educating both clinicians and pathologists. Our physicians include board-certified pathologists who specialize in gastrointestinal pathology. Our customers in this sub-specialty include endoscopy centers and gastroenterologists.

Esoteric Testing. Esoteric tests are highly complex tests, typically ordered when a physician requires additional information to establish a diagnosis or choose a therapeutic regimen. Esoteric tests require sophisticated instrumentation and highly skilled personnel to perform and analyze results and consequently have higher reimbursement rates than routine tests. Commonly ordered esoteric tests include flow cytometry (testing for leukemia and lymphoma), DNA analysis, molecular genetics and cytoegenetics. We offer all our pathologists and referring physicians access to these high-end diagnostics through our Center for Advanced Diagnostics, or CAD. CAD offers a full array of diagnostics for hematopoetic and solid tissue malignancies, including molecular genetics, cytogenetics, flow cytometry, specialized immunohistochemistry and minimal residual disease detection. The CAD staff includes doctoral scientists and pathologists who specialize in these areas of disease diagnosis.

Billing

Billing for laboratory services involves numerous parties and complex issues and procedures. Laboratories must bill various payors, such as patients, government programs, physicians, hospitals and managed care organizations, all of which have different requirements. Additionally, auditing for compliance with applicable laws and internal compliance policies adds further complexity to the billing process. See “Government Regulation—Reevaluations and Examination of Billing.”

Current Procedural Terminology, or CPT, is a coding system that is applicable to medical services provided under government programs, including Medicare. In addition, most managed care organizations and other third-party payors utilize these codes in determining whether or not a particular service or treatment is a covered expense. During 2003, most of our net revenues resulted from procedures covered by a small number of CPT codes, which makes determination of which code to bill under easier for us than for most other healthcare companies. Upon completion of a pathology report, we generally bill a patient’s insurance carrier, which may be a managed care organization, government program or other carrier, or a patient, if a patient does not have insurance. When billing for a test we use information contained in the service requisition form accompanying the test to obtain the appropriate CPT code for the anatomic pathology test performed. In the outpatient segment, we generally bill for both the technical processing and the professional interpretation of the sample, which we refer to as global billing. In the inpatient segment, we bill globally if we perform both the technical and professional component of the test, or we bill for the professional component only, if our pathologist performs the examination and interpretation and the hospital performs the technical processing of the sample. In hospitals where our pathologists also serve as the medical director, we often bill non-Medicare patients according to a fee schedule for what are referred to as clinical professional component, or CPC, charges. For Medicare patients at some hospitals, we are paid a medical director fee by the hospital for serving as their laboratory medical director.

Because substantially all of our revenues are derived from services for which our operations charge on a fee-for-service basis, we assume the financial risk related to collection. This includes potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as government programs and managed care organizations. Our provision for doubtful accounts for the year 2003 was 14.7% of net revenues, with net revenues from outpatient and inpatient services having a provision for doubtful accounts of 4.7% and 21.9%, respectively. The difference between our provision for doubtful accounts in each segment is principally due to the lower recoverability of CPC fees in the inpatient segment. Each of these fees is typically a de minimus amount that is billed directly to the insurance carrier or the patient and, as a result, frequently go unpaid.

Billing for our operations currently is performed by multiple internal billing systems and other outsourced billing arrangements. Approximately 75% of our revenue in 2003 was billed through five separate billing systems. We plan to integrate substantially all of our operations into two systems by the end of 2005, utilizing an in-house system and a single outsourced system. We have installed a complete general ledger and financial reporting system to handle accounting for the operations and to consolidate all accounting and financial information.

Regional Business Model

Our strategy is to develop our resources nationally but remain in a position to deliver our services regionally and locally in order to strengthen our dialogue and relations with our referring physician base. We believe that this strategy benefits our company, our pathologists, referring physicians, third-party payors and patients. Our regional operations:

• have a substantial market presence,

• offer a broad range of services,

• have extensive physician contacts and

• possess complementary strengths and opportunities for enhanced operational efficiency.

We continue to integrate our operations’ administrative and technical support functions, including accounting, payroll, purchasing, risk management, billing and collections. We expect this integration to result in enhanced operational efficiencies. Our courier system for transporting samples enables our pathology operations to penetrate areas beyond their current markets and enhances the utilization of our laboratory facilities. We integrate and coordinate our sales and marketing efforts by targeting physicians, hospitals, managed care organizations and other customers on a national, regional and local basis. Our marketing efforts promote the broad geographic coverage, pathologist expertise and the extensive services offered by us. We believe that implementation of this regional model helps to increase the revenues and profitability of the operations in each of our regions.

Sales and Marketing

We employ formal sales and marketing techniques to capitalize on the medical reputations of our pathologists, which we believe distinguishes us from most independent pathologists. Our sales efforts are divided into three distinct sales divisions that provide dedicated service and support along specialty lines:

• the dermatopathology division, which markets itself under the name “Dermpath Diagnostics,” focuses on servicing and growing the national skin pathology market comprised of dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists,

• the general anatomic division, which markets itself under the name “AmeriPath,” focuses on servicing and growing our business with gynecologists, urologists, gastroenterologists, and clinics and freestanding surgery centers and

• the oncology division, which markets itself under the name “AmeriPath Oncology” focuses on servicing and growing our outpatient oncology business and business with hospitals that give specialized anatomic pathology testing.

Each sales division markets the services that fall under its respective specialty area. We believe these divisions are structured to best identify and take advantage of the buying patterns within the markets we serve. Each division is supported by regional sales managers, each of whom report directly to our vice president of sales. The regional sales managers supervise and coordinate the efforts of our field sales representatives. In addition, we utilize a specialized managed care contracting organization to support all three sales divisions in marketing our services to managed care organizations.

We also employ product managers in our three principal specialty lines. The product managers report directly to our vice president of sales. The primary responsibility of each product manager is to work in conjunction with our pathologists to develop and market new tests and to train the sales force for the particular division on the technical attributes of any new test or product.

Payor Mix

Our services are provided to a wide variety of healthcare providers and payors including physicians, hospitals, managed care organizations and government programs. We consider a payor to be the party that actually pays for our services. Depending on the billing arrangement and applicable law, the payor may be the referring physician, the patient or a third party who pays the bill for the patient, such as a managed care organization or government program. The following table provides the percentages of our cash collections of our owned operations from the identified sources:

	Years Ended December 31,
	2001	2002	2003
Source of cash collections:
Government programs	21%	20%	22%
National clinical laboratories	8%	7%	2%
Management services	9%	6%	11%
Other	62%	67%	65%

Other sources of cash collections consist primarily of third-party payors, such as HMOs, PPOs and indemnity insurance companies. See “Government Regulation” for a discussion of amounts received from the Government.

Contracts and Relationships with Physicians

In connection with our owned operations, we either directly employ our pathologists or control a physician-owned entity that employs our pathologists. Each of our pathologists typically enters into an employment agreement with us or a company we control. Although these employment agreements typically have terms of three to five years, they generally can be terminated at any time, without penalty, upon 60 to 180 days notice. If the pathologist is terminated without cause, however, we may be contractually obligated to pay severance.

Our pathologists generally receive a base salary and fringe benefits and may be eligible for an incentive performance bonus. In addition to compensation, we provide our pathologists with uniform benefit plans, such as disability, supplemental retirement, life and group health insurance and medical malpractice insurance under our captive insurance arrangements. Our pathologists are each required to hold a valid license to practice medicine in the jurisdiction in which they practice and, with respect to inpatient services, to become a member of the medical staff at the contracting hospital with privileges in pathology.

Most of our employment agreements prohibit the pathologist from competing with our company within a defined geographic area and prohibit solicitation of other pathologists, other employees or clients for a period of one to two years after termination of employment. We attempt to structure all these contracts in accordance with applicable laws and to maintain and enforce these contracts as necessary. Agreements not to compete, however, are subject to many limitations under state law and these limitations may vary from state to state. We cannot predict whether a particular court will enforce the non-competition covenants in our employment agreements.

Information Technology

Information technology is used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Through information technology initiatives, we believe we can improve efficiencies in our billing and collections and reporting systems. In addition, we believe our information technology initiatives will improve our services through enhanced utilization of our pathologists and more advanced and practical laboratory reporting. Among the initiatives currently being implemented by our information technology group are:

• the creation of a national data center to house the majority of our hardware and software platforms and standardize and streamline our computer maintenance and personnel costs,

• the creation of a data mart, which involves the consolidation of our laboratory information from numerous information systems to enhance our ability to report laboratory test results to customers,

• the development of a direct electronic system to system interface between our pathologists and referring clinician offices and

• the organization of a national billing system to increase the efficiencies in our collection of receivables.

Competition

The anatomic pathology services market is highly fragmented and competitive. We have numerous competitors, and competition can reasonably be expected to increase. Competitors include anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and third party payors, may compete with us in the employment of pathologists and provision of anatomic pathology testing services. These companies also may have greater financial resources than we do.

We compete primarily on the basis of service capability, convenience of facilities, scope of testing services performed, accuracy, timeliness and consistency in reporting test results and reputation in the medical community. We believe that our principal competitive advantages are our leading market position, subspecialty focus and our regional business model. We compete for new pathologists and acquisitions on the basis of our reputation, management experience, status and focus on anatomic pathology.

Intellectual Property

We have registered the service marks “AmeriPath,” “CAD-The Center for Advanced Diagnostics,” “Dermpath Diagnostics” and the AmeriPath logo with the United States Patent and Trademark Office.

We are in the process of building brand equity in our trademarks and service marks. Other than the use of such marks, however, our business generally is not dependent upon any intellectual property and as a result, we do not rely on patents or licensed technology in operating our business.

Employees

At December 31, 2003, we employed 408 pathologists. In addition, we employed 805 laboratory technicians, 645 billing, marketing, transcription and administrative staff and 827 other full-time employees. None of these employees or any prospective employee is subject to any collective bargaining agreement.

Website Access to SEC Filings

AmeriPath makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on or through our Internet website, www.ameripath.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Insurance

We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June

2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. For the period of July 1, 2002 through June 30, 2003, our medical malpractice costs were approximately $12.4 million, representing an increase of $1.3 million from fiscal year 2002. The determination of our medical malpractice costs is based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

While we believe we have a prudent risk management system for our company and our pathologists, pending or future claims may be successful and, if successful, may not be covered or may exceed the limitations of our risk management program, including the limits of our captive insurance arrangements, our excess liability coverage and applicable indemnification provisions. It is also possible that our excess liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms. In addition, our insurance does not cover all potential liabilities arising from governmental fines and penalties, indemnification agreements and certain other uninsurable losses. For example, from time to time we agree to indemnify third parties, such as hospitals and national clinical laboratories, for various claims that may not be covered by insurance. As a result we may become responsible for substantial damage awards that are uninsured. We are currently subject to indemnity claims, which if determined adversely to us or one or more of our pathologists or other persons whom we indemnify, could exceed the limitations of our risk management program. Such a result would have an adverse effect on our business, financial condition and results of operations.

Government Regulation

Our business is subject to governmental and regulatory requirements relating to healthcare matters as well as laws and regulations relating to business corporations. We exercise care to structure our operations and arrangements with hospitals and physicians to comply with relevant federal and state laws. We believe our current arrangements and practices are in material compliance with applicable statutes and regulations. We have not received or applied, however, for legal opinions from counsel or from any federal or state regulatory authority to this effect, and many aspects of our business operations have not been the subject of federal or state regulatory interpretation. As a result, it is possible that our current or prior practices or arrangements could be found to be noncompliant with applicable laws and regulations, and any such occurrence could have an adverse effect on our business, financial condition and results of operations.

We derived approximately 21%, 20%, and 22% of our net revenues for the years 2001, 2002 and 2003, respectively, from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding or practices could adversely affect our financial condition and results of operations. The medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

Increasing budgetary pressures at both the federal and state level and concerns over the continued increase of the costs of healthcare have led, and may continue to lead, to significant reductions in healthcare payments and may lead to significant reduction in our revenue or our revenue for specific tests. State concerns over the growth in Medicaid costs also could result in payment reductions. Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have an adverse effect on our financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have recently enacted legislation that will require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to our company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for us in that state if we were not selected as a participating provider. Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

In connection with our past acquisitions, we performed due diligence investigations with respect to the potential liabilities of acquired operations and obtained indemnification with respect to some liabilities from the sellers of these operations. Nevertheless, there could be undiscovered claims. Further, despite our efforts to obtain adequate indemnification, liabilities for which we become responsible in respect of acquired operations could be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. We regularly review compliance by our acquired businesses with federal and state healthcare laws and regulations and revise, as appropriate, the policies and procedures of our acquired businesses to conform to our policies and procedures and applicable law. Although we maintain an active compliance program, it is possible that the government might challenge some of our current practices as not being in full compliance with applicable laws and regulations. A violation of these laws could result in the government’s recoupment of fees previously paid to us, forfeiture of revenues due to us, civil and criminal penalties, exclusion of the physician, the operation or our company from participation in Medicare and Medicaid programs and loss of a physician’s license to practice medicine.

Anti-Kickback Laws

Federal anti-kickback laws and regulations prohibit any knowing and willful offer, payment, solicitation or receipt of any form of remuneration, either directly or indirectly, in return for, or to induce: (i) the referral of an individual for a service for which payment may be made by Medicare and Medicaid or certain other federal healthcare programs; or (ii) the purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal healthcare programs. Violations of federal anti-kickback laws and regulations are punishable by monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws.

The federal government has published regulations that provide “safe-harbors” from prosecution under federal anti-kickback laws for business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor does not necessarily mean a transaction violates the anti-kickback law. Although many of our operations do not satisfy the requirements of the safe harbors, we believe our operations are in material compliance with applicable anti-kickback laws, and we seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk, however, that the federal government might conclude that our arrangements violate the anti-kickback statute. If any of our arrangements were found to be illegal, our company and the individual physicians involved could be subject to government recoupment of fees paid to us, forfeiture of revenues due to us or civil and criminal penalties, including exclusion from the participation in government reimbursement programs, which could adversely affect our business, financial condition and results of operations.

The Office of Inspector General of the Department of Health and Human Services, or OIG, issues advisory opinions that provide advice on whether proposed business arrangements violate the anti-kickback law. In Advisory Opinion 99-13, the OIG opined that when prices for laboratory services for non-governmental patients are discounted below Medicare reimbursable rates, the anti-kickback law may be implicated. The OIG found prices discounted below the laboratory supplier’s costs to be particularly problematic. In the same opinion, OIG suggested that a laboratory may be excluded from federal healthcare programs if it charges the Medicare or Medicaid programs amounts substantially in excess of discounted charges to other customers. In the OIG’s opinion, charges are likely excessive if the profit margin for Medicare business exceeds the profit margin for non-federally reimbursed business.

The OIG also has addressed physician practice management arrangements in an advisory opinion. In Advisory Opinion 98-4, the OIG found that management fees based on a percentage of practice revenues may violate the anti-kickback statute. These Advisory Opinions suggest that OIG might challenge prices below Medicare reimbursement rates or arrangements based on a percentage of revenues. While we believe our arrangements are in material compliance with applicable law and regulations, OIG’s advisory opinions suggest there is a risk of an adverse OIG finding relating to arrangements reviewed in the advisory opinions. Any such finding could adversely affect our business, financial condition and results of operations.

Self-Referral and Financial Inducement Laws

We are subject to federal and state statutes and regulations banning payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians (or their immediate family members) have a financial relationship. The federal physician anti-self referral law, or the Stark Law, applies to Medicare and Medicaid and prohibits a physician from referring patients for certain “designated health services,” including laboratory services, to an entity with which the physician has a financial relationship. Financial relationships include both investment (and ownership) interests in an entity and compensation arrangements with an entity. If an arrangement or relationship is covered by the Stark Law, all of the requirements of a Stark Law exception must be satisfied. Most states have enacted some form of referral law. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially similar to the federal law to simple requirements that physicians and other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider to which the patient is referred. These laws and regulations are often vague and, in many cases, have not been interpreted by courts or regulatory agencies. The state statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, government recoupment of fees paid to us and forfeiture of revenues due to us, loss of licenses and fines and civil and criminal penalties. In addition, violation of the Stark Law may result in exclusion from Medicare and Medicaid and other federal and state healthcare programs. Adverse judicial or administrative interpretations of any of these laws could adversely affect our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws.

The Stark Law exempts from its definition of a “referral” any request for diagnostic laboratory tests and pathological examination services when made by a pathologist pursuant to a consultation requested by another physician. Our business has been structured so that substantially all tests we perform on the basis of requests from our affiliated physicians will fall within this special pathology exemption. Certain referrals to us are however ineligible for this exemption and, if other Stark Law exemption does not apply (such as the in-office ancillary service exemption or exemptions for certain employment and personal services arrangements), the government may determine that we are in violation of these complex, constantly evolving Stark Law exemptions and rules. We have also attempted to design our business so that it is in material compliance with applicable state anti-referral laws and regulations, many of which are modeled after the federal statute. If our financial relationships with one or more pathologists were found to be non-exempt or if non-exempt referrals were found to have been made, or if our compensation to physicians were interrupted as violating a state’s anti-referral laws, we and the affected pathologists could be subject to civil and criminal penalties, including fines, exclusions from participation in government and private payor programs, forfeiture of revenues due to us and requirements to refund amounts previously received from government and private payors.

False Claims Laws

Under the federal False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent or that contain false or misleading information. In addition, knowingly making or using a false record or statement to avoid paying the federal government is a violation. Entities found to have violated the False Claims Act may be required to make significant payments to the government, including damages, penalties, forfeiture of revenues due and reimbursements of amounts previously collected. Individuals associated with the entity may be subject to prison terms and large fines. In addition, entities and individuals may be excluded from participating in Medicare, Medicaid and other federal healthcare programs. Many states have similar false claims statutes.

In addition, private insurers may bring actions under false claim laws. In certain circumstances, federal and some state laws authorize private whistleblowers to bring false claim suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, the federal government has engaged a number of nongovernmental-audit organizations to assist it in tracking and recovering false claims for healthcare services. The practices targeted include: billing for tests not performed, billing for tests not medically necessary or not ordered by the physician, “unbundling,” or billing for tests individually rather than as a group, “upcoding” tests to realize higher reimbursement than what is owed, offering inducements to physicians for testing referrals and duplicate billing. These practices have led to governmental investigations and whistleblower suits that have resulted in financially significant payments made by a number of healthcare providers in the past decade.

Since investigations relating to false claims have increased in recent years, it is more likely companies conducting business in the healthcare industry could become the subject of a federal or state civil or criminal investigation or action, be required to defend the results of such investigation, be subjected to civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid or other federally funded healthcare programs. Although we monitor our billing practices for compliance with prevailing industry practice under applicable laws, such laws are complex and constantly evolving.

Government Investigations of Hospitals and Hospital Laboratories

Significant media and public attention has been focused on the healthcare industry due to ongoing federal and state investigations related to referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, HCA, Inc., or HCA, has been under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 27 HCA hospital laboratories as of December 31, 2003. The government’s investigation of HCA could result in a governmental investigation of one or more of our operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in some states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of our operations. Although we monitor our billing practices and hospital arrangements for compliance with applicable laws, such laws are complex and constantly evolving. The government’s investigations of entities with which we contract may have other effects, which could adversely affect us, including termination or amendment of one or more of our contracts or business relationships.

Corporate Practice of Medicine Restrictions

We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed pathologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by these states to oversee the practice of medicine. Business corporations generally are not permitted under the laws of many states to exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee-splitting, with physicians. In states where we are not permitted to directly own a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine. In those states, we conduct our laboratory operations indirectly through one or more physician-owned entities that are controlled by us.

If the laws of a state restrict the direct employment of physicians or the practice of medicine by a company like ours, we conduct business in that state by contracting with an affiliated physician-owned entity that, in turn, employs the physicians who, in turn, practice medicine. In those states, we generally enter into a contract that restricts the owner of the affiliated entity from transferring his, her or its ownership interests in the affiliated entity and otherwise provides us or our designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. Our controlling financial interest is generally obtained pursuant to a long-term management service agreement between us and the affiliated physician-owned entity. Under the management services agreement we exclusively manage all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because we acquired all of its operating assets at the time we acquired the related laboratory operations. As part of the management services agreements, each affiliated physician-owned entity is required to maintain medical malpractice insurance that names our company as an additional insured, and we are required to maintain general liability insurance that names the affiliated physician-owned entity as additional insured. Upon termination of the services agreement, each affiliated physician-owned entity is required to obtain continuing liability insurance coverage under either a “tail policy” or a “prior acts policy.”

We believe that we are currently in material compliance with the corporate practice laws in the states in which we operate. Regulatory authorities or other parties could assert, however, that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, our company and our pathologists could be subject to civil and criminal penalties under such jurisdiction’s laws and could be required to restructure our contractual and other arrangements. Alternatively, some of our existing contracts could be found to be illegal and unenforceable. Any such occurrence could adversely affect our business, financial condition or results of operations. In addition, expansion of our operations to other states may require structural and organizational modification of our form of relationship with physicians or hospitals.

Restrictions on Fee-Splitting

Many states prohibit the splitting or sharing of fees between physicians and non-physicians. These laws vary from state to state and are enforced by courts and regulatory agencies, each with broad discretion. Most of the states with fee-splitting laws only prohibit a physician from sharing fees with a referral source. Some states, however, have interpreted management agreements between entities and physicians as unlawful fee-splitting.

We believe our arrangements with pathologists materially comply with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, our company and our pathologists could be subject to civil and criminal penalties, and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements could result in lower revenues, increased expenses and reduced control over our operations. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with pathologists, affiliated operations and hospitals.

Medicare Fee Schedules for Diagnostic Laboratory Testing

Medicare reimburses hospitals for services performed for a patient based on location-specific fee schedules, which in part are based on Consumer Price Index, or CPI, related adjustments. At various times, Congress has implemented a national cap on Medicare laboratory fee schedules and has either limited or eliminated the annual CPI adjustments of the Medicare laboratory fee schedules.

The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by congressional action. The medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

State Medicaid programs similarly pay in accordance with a fee schedule and may cap payments either in accordance with Medicare caps or state requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events” for additional discussion.

Reevaluations and Examination of Billing

Payors periodically reevaluate the services they cover. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be covered. Moreover, recently the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services. The primary focus of this initiative has been on hospital laboratories and on clinical laboratory tests as opposed to anatomic pathology tests. The scope of this initiative, however, could expand. Furthermore, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and a joint governmental initiative commenced in 1995 called Operation Restore Trust have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG has expanded and continues to expand the scope of its healthcare audits and investigations. State enforcement actions are similarly expanding. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. We believe our practices are proper and do not include any allegedly improper practices now being examined.

Laboratory Compliance Plan

In February 1997, the OIG released a model compliance plan for laboratories based largely on the corporate integrity agreements negotiated with the laboratories against which government enforcement actions were brought under Operation Restore Trust. We adopted and maintain a compliance plan, which includes components of the OIG’s model compliance plan, as we deem appropriate to the conduct of our business. Our president serves as our chief compliance officer and reports directly to the audit committee of our board of directors.

Antitrust Laws

In connection with state corporate practice of medicine laws discussed above, the physician-owned affiliates through which we operate are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from our company and from one another under the antitrust laws and, accordingly, subject to a wide range of federal and state laws prohibiting anti-competitive conduct among separate legal entities. We believe we are in compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect us. The government has increased its scrutiny, particularly with regard to healthcare providers. A review of our business and operations by courts or regulatory authorities may adversely affect our business, financial condition or results of operations.

HIPAA Criminal Penalties

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established an array of new federal criminal authorities prohibiting the commission of fraud against any healthcare benefit program, theft, embezzlement involving healthcare and false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply both to federal programs and to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal healthcare programs. Enforcement of the new HIPPA provisions is in its early stages, and we currently are unable to predict their ultimate impact on us.

Licensing

The Clinical Laboratory Improvement Amendments program, or CLIA, extends federal oversight to virtually all healthcare laboratories by requiring that laboratories be certified by the government. Many laboratories also must meet governmental quality and personnel standards, undergo proficiency testing and biennial inspection. Rather than focusing on location, size or type of laboratory, oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories: waived, moderate complexity and high complexity. They also establish requirements depending upon the complexity of the test performed. Our outpatient laboratories are licensed by the Department of Health and Human Services, or HHS, under CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control systems, conduct proficiency testing and perform biennial inspections. We also are subject to state regulation, and CLIA provides that a state may adopt more stringent regulations than federal law. For example, some states in which we operate require that laboratory personnel meet certain qualifications and quality controls, maintain certain records and undergo proficiency testing.

Persons engaged in the practice of medicine must be licensed by each state in which they practice. The professional practice of physicians is regulated in each state by the state board of medicine. Each board of medicine has rules enumerating the activities that constitute unprofessional conduct. A board may sanction unprofessional conduct by suspending, restricting or revoking a physician’s license. Other possible sanctions include restraining orders, injunctions, imprisonment and fines.

HIPAA Regulations Relating to Privacy, Security and Electronic Transactions and Code Sets

Among other things, HIPAA established several requirements regarding the privacy, security and electronic transmission of individually identifiable health information. HHS has issued several sets of regulations in accordance with its authority under HIPAA. In general, these regulations apply to healthcare providers, health plans, and healthcare clearinghouses, which the regulations refer to as covered entities. Our company and most of our operations are subject to the HIPAA regulations.

The HIPAA regulations include:

•	regulations that protect individual privacy by limiting the uses and disclosures of individually identifiable health information, or the Privacy Regulations;

•	regulations that prescribe specific transaction formats and data code sets for specified electronic healthcare transactions, or the TCS Regulations; and

•	regulations that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, or the Security Regulations.

Failure to comply with the HIPAA regulations may subject the company to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity’s failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by HHS. On April 17, 2003, HHS published an interim final rule regarding civil monetary penalties. The rule largely deals with procedural issues regarding imposition of penalties, and does not address substantive issues regarding what violations will result in the imposition of a civil monetary penalty and what factors will be taken into account in determining the amount of a penalty. The U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for intentional violations of HIPAA. Criminal penalties under HIPAA vary depending upon the nature of the violation but could include fines of up to $250,000 and/or imprisonment.

At this time, we are not able to determine the full consequences of the HIPAA regulations to our business or the total cost of complying with these regulations. Although we are in material compliance with these HIPAA regulations with which compliance is currently required, the HIPAA regulations are expected to continue to impact us operationally and financially and will pose increased regulatory risk.

HIPAA Privacy Regulations

The Privacy Regulations establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information, or protected health information. The Privacy Regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards to protect protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. The Privacy Regulations do not supersede state laws that are more stringent. Thus, we must reconcile the Privacy Regulations and other state privacy laws that are more stringent than the Privacy Regulations. Our operations that are regulated by HIPAA were required to be in compliance with the Privacy Regulations by April 14, 2003. We believe our operations are in material compliance with the Privacy Regulations. Because uncertainties remain regarding the application and interpretation of the Privacy Regulations, and because there is limited information currently available regarding civil enforcement activities by the HHS Office for Civil Rights, or OCR, and criminal enforcement activities by DOJ, there is no assurance that OCR or DOJ would find the company to be operating in compliance with the Privacy Regulations.

HIPAA TCS Regulations

The TCS Regulations establish uniform standards relating to data reporting, formatting and coding that covered entities must use in conducting certain transactions. The TCS Regulations presently apply to eight different transactions, including transactions relating to healthcare claims and healthcare payment and remittance advice. Upon the compliance date, healthcare providers must use these standards when electronically conducting a covered transaction with health plans. The compliance date for the TCS Regulations was October 16, 2002, although the Administrative Simplification Compliance Act granted a covered entity an additional one year to achieve compliance if it filed a compliance plan on or before October 15, 2002. We filed a compliance plan to extend the applicable compliance date for the TCS Regulations until October 16, 2003. Any of our operations acquired or formed after October 15, 2002 that did not file for an extension on or before that date were required to be in immediate compliance.

Many covered entities, including our company, were not fully compliant with the TCS Regulations as of October 16, 2003. However, we have deployed a contingency plan to continue to send and receive non-standard transactions, as contemplated in the “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003. In the CMS Guidance, CMS stated that covered entities are responsible for complying with the TCS Regulations following the October 16, 2003 compliance date. However, the CMS Guidance also provides that CMS’s focus will be on obtaining voluntary compliance and that CMS will follow a complaint-driven approach to enforcement of the TCS Regulations. The CMS Guidance further indicates that CMS will consider a covered entity’s good faith efforts to comply with the TCS Regulations in determining whether to seek civil monetary penalties against a non-compliant covered entity and whether to extend the time allowed for the covered entity to remedy the non-compliance.

In light of the CMS Guidance, we have taken a number of steps to update our systems and work with our trading partners to achieve compliance with the TCS Regulations. We have updated the software and information systems that we use to conduct electronic transactions with our trading partners to enable us to conduct those transactions in compliance with the TCS Regulations. Where our systems could not be updated to achieve compliance, we have engaged third party clearinghouses to conduct transactions for us. We have also established with most of our trading partners the electronic pathways necessary to process transactions in compliance with the TCS Regulations, and have conducted testing, re-testing and quality assurance processes related to such transactions. Currently, we are HIPAA compliant for those transactions that we conduct and with those trading partners that can conduct HIPAA compliant transactions.

Although we have taken these proactive steps, by deploying our contingency plan and conducting non-standard transactions, our company, like most covered entities, including CMS, was not in full compliance with the TCS Regulations as of and in the period immediately after October 16, 2003. Although the CMS Guidance indicated that CMS will follow a complaint-driven approach, we cannot provide any assurances regarding how CMS would apply the CMS Guidance in general or to our company in particular. In addition, we understand that CMS has received a limited number of complaints regarding covered entities’ compliance with the TCS Regulations, but are not currently aware of any complaint against our company. In the event of enforcement action by CMS, there can be no assurances that we will be able to establish our good faith efforts to CMS’s satisfaction so as to avoid liability for civil monetary penalties. There also can be no assurances that CMS would be willing to extend the 30-day time period for us to remedy non-compliance, or that we would be able to remedy our non-compliance within the 30-day time period or any extended period granted by CMS.

We expect that in the near future CMS and other health plans are likely to end their contingency plans, and at that time will require healthcare providers like our company to operate in full compliance with the TCS Regulations. We cannot be sure that these health plans will provide us with sufficient notice to allow us to prepare to transition to operating in full compliance with the TCS Regulations. Since the healthcare system has not operated at full capacity using the newly-mandated standard electronic transactions, unforeseen errors may occur which could cause rejection of claims, extended payment cycles, and reduction of cash flow.

As stated above, DOJ may seek to impose criminal penalties, including fines and imprisonment, in the event of a covered entity’s knowing violation of HIPAA. It is not clear whether criminal penalties may be imposed for violations only of the Privacy Regulations, or also for violations of the TCS Regulations. To date, DOJ has not provided any formal guidance regarding when it would seek to impose criminal penalties for violations of the HIPAA regulations. While there can be no assurances that DOJ will not seek criminal penalties against us for our initial failure to fully comply with the TCS Regulations, we believe that, given the CMS Guidance, prosecution of technical violations of the TCS Regulations is unlikely.

HIPAA Security Regulations

The Security Regulations were finalized on February 20, 2003 and compliance will be required by April 21, 2005. The Security Regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. The Security Regulations establish 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the Security Regulations, while the other 22 are “addressable.” Complying with “addressable” implementation specifications will require the Company to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business activity; if not, the Company must design and implement an alternative approach to satisfy the particular standard.

Some of the Security Regulations are technical in nature, while others may be addressed through policies and procedures. The Security Regulations may require us to incur significant costs in ensuring that our systems and facilities have in place all of the technical and physical safeguards to meet all of the implementation specifications. We are unable to predict what changes might be made to the Security Regulations, or what guidance might be provided by CMS, prior to the April 21, 2005 compliance deadline or how those changes or guidance might impact our business. The effect of the Security Regulations on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Regulations and their implementation.

Other Regulations

In addition, our facilities and operations are subject to licensing and regulation under federal, state and local laws relating to the safety and health of laboratory employees and the collecting, storing, handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials. We believe our laboratory operations are in material compliance with applicable federal and state laws and regulations relating to the generation, use, storage, treatment and disposal of all laboratory specimens and other biohazardous waste. We utilize licensed vendors for the disposal of such specimen and waste.

In addition to its comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employees, including clinical laboratories, whose workers may be exposed to blood-borne pathogens, such as HIV and the hepatitis B virus. These regulations require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to and transmission of, blood-borne pathogens. Regulations of the Department of Transportation, the Public Health Services and the U.S. Postal Service also apply to the transportation of laboratory specimens. We believe we are in material compliance with these regulations.

ITEM 2. PROPERTIES

We lease our executive offices located in Riviera Beach, Florida (approximately 25,000 square feet) and our billing offices in Fort Lauderdale, Florida (approximately 66,400 square feet) and including our managed operations lease 93 other facilities: 27 in Florida, 22 in Texas, five in Tennessee, four in Ohio and Wisconsin, three in each of Mississippi, New York, Oklahoma, Pennsylvania, Kentucky and Georgia, two in each of Alabama, California and Colorado and one each in Arizona, North Carolina, Indiana, South Carolina, Virginia, Massachusetts and Utah. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. All the facilities encompass an aggregate of approximately 586,000 square feet, have an aggregate annual rent of approximately $7.6 million and have lease terms expiring from 2004 to 2019. As laboratory leases are scheduled to expire, we will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the operation.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. For instance, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation. Any action against us by the United States Attorney’s office could result in fines or penalties being imposed upon us. Additionally, although we believe that we are in material compliance with federal and state fraud and abuse laws, there is no assurance that at a future time a United States Attorney, or other federal or state government agency will not reach a different conclusion.

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated in February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleges a breach of duty to stockholders in connection with the March 2003 Transaction. The plaintiffs seek to represent a putative class consisting of the former public stockholders of AmeriPath, Inc. Named as defendants in the Amended Complaint are AmeriPath, Inc. and the members of the AmeriPath, Inc. board of directors. The plaintiffs allege, among other things, that the consideration was inadequate, that the announcement was improperly timed, that AmeriPath, Inc. was not properly auctioned, that the March 2003 Transaction was unfair, that the proxy statement omitted certain information that the plaintiffs contend was material and that such AmeriPath, Inc. directors breached their fiduciary duties. The Amended Complaint seeks injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. We believe the Amended Complaint lacks merit and have moved to dismiss it. Notwithstanding this motion, the plaintiffs and us have agreed in principal to a non-class settlement that will be funded by our D&O insurance carrier, is in the range of future defense costs and will not materially impact our financial statements or operations. Upon consummation of the settlement, the litigation will be dismissed.

In addition, during the ordinary course of business, we have become and may in the future become subject to legal actions and proceedings. We may have liability with respect to our employees and our pathologists and with respect to hospital employees who are under the supervision of our hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice. Based upon investigations conducted to date, we believe the outcome of any pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity. There can be no assurance that our captive insurance arrangements and our excess liability insurance coverage will be adequate to cover all potential medical malpractice liabilities that we may incur. We have no aggregate excess stop loss protection, meaning once our claim limits have been reached, we are subject for any excess amounts. We also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which we become responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”), formerly known as Amy Holding Company, and its wholly-owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. The Company refers to the merger as the “March 2003 Transaction”. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”). As a result, there is no established public trading market for our Common Stock. As of March 10, 2004, there was one holder of our Common Stock. We have not declared any cash dividends on our Common Stock for our two most recent fiscal years, and we do not intend to pay cash dividends in the foreseeable future. In addition, our credit facility restricts the payment of dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements. The Statements of Income Data and Balance Sheet Data are derived from our audited financial statements. Our consolidated audited financial statements for the year ended December 31, 2002 and for the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through December 31, 2003 have been audited by Ernst & Young LLP, our independent auditors. Our consolidated audited financial statements for the years ended December 31, 1999, 2000 and 2001 have been audited by Deloitte & Touche LLP. We have restated the historical information below for years ended December 31, 1999 and 2000 to reflect our combination with Pathology Consultants of America, Inc., also known as Inform DX, on November 30, 2000, which we accounted for as a pooling of interests.

STATEMENTS OF INCOME DATA:

YEARS ENDED DECEMBER 31,

(dollars in thousands)

	Predecessor(1)					Successor
	Year Ended December 31				Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	1999	2000	2001	2002
Net revenue	$257,432	$330,094	$418,732	$478,818	$118,957	$366,046

Operating costs and expenses:
Cost of services	122,685	163,390	200,102	238,573	62,145	189,771
Selling, general and administrative expenses	47,159	58,411	71,856	84,868	21,726	65,579
Provision for doubtful accounts	25,289	34,040	48,287	58,170	14,997	56,376
Amortization expense	12,827	16,172	18,659	11,389	3,107	8,352
Merger-related charges (2)	—	6,209	7,103	2,836	10,010	2,404
Restructuring costs (3)	—	—	—	—	1,196	2,044
Asset impairment and related charges (4)	—	9,562	3,809	2,753	—	425

Total operating costs	207,960	287,784	349,816	398,589	113,181	324,951

Income from operations	49,472	42,310	68,916	80,229	5,776	41,095
Interest expense	(9,573)	(15,376)	(16,350)	(4,016)	(1,180)	(34,469)
Termination of interest rate swap agreement (5)	—	—	(10,386)	—	—	—
Write-off of Genomics investment (6)	—	—	—	(1,000)	—	—
Write-off of deferred financing costs (7)	—	—	(1,574)	—	(957)	—
Other income, net	286	226	145	548	33	318

Income before income taxes	40,185	27,160	40,751	75,761	3,672	6,944
Provision for income taxes	17,474	14,068	17,399	31,120	2,131	3,090

Net income	22,711	13,092	23,352	44,641	1,541	3,854
Induced conversion and accretion of preferred stock (8)	(131)	(1,604)	—	—	—	—

Net income available to common shareholders	$22,580	$11,488	$23,352	$44,641	$1,541	$3,854

CONSOLIDATED BALANCE SHEET DATA:

DECEMBER 31,

(dollars in thousands)

	Predecessor (1)				Successor
	1999	2000	2001	2002	2003
Cash and cash equivalents	$1,713	$2,418	$3,208	$964	$23,536
Total assets	478,896	562,166	604,462	708,460	912,753
Long-term debt, including current portion	168,614	201,747	93,322	116,253	492,458
Redeemable equity securities	15,504	—	—	—	—
Stockholder’s equity	206,214	249,665	399,190	451,326	338,675

(1)	Consolidated financial data as of December 31, 2003 and for the period from March 28, 2003 through December 31, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the merger. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the merger. The financial data for the periods prior to March 27, 2003 consists of the historical data and subsidiaries prior to the merger.

(2)	In connection with our combination with Inform DX, we recorded $6.2 million and $7.1 million in 2000 and 2001, respectively, of costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations. In addition, in connection with the March 2003 Transaction, we recorded $2.8 million of transaction fees in the fourth quarter of 2002 and $12.4 million during 2003.
(3)	Represents restructuring costs that were recognized based upon criteria set forth in SFAS 146 of (i) $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories, and (ii) $2.0 million incurred for remaining severance costs and the closure of our Southern California laboratory. The Southern California facility was closed as a result of a loss of revenue from Quest Diagnostics, which historically accounted for a significant portion of revenues for this individual lab.
(4)	During 2000, we recorded the following asset impairment and related charges: (a) $3.3 million in connection with the termination of our services in South Florida by Quest, (b) $5.2 million in connection with a hospital system, where we provided services, filing for bankruptcy resulting in our loss of three hospital contracts and an ambulatory care facility contract and (c) $1.0 million in connection with the loss of a hospital contract in South Florida to a competitor. During 2001, we recorded an asset impairment charge of $3.8 million related to the closure of an Alabama laboratory. During 2002, we recorded charges consisting of approximately $2.1 million in connection with the write-off of our remaining Quest laboratory contract intangibles and approximately $0.7 million in connection with our termination of a management service agreement in Georgia. During 2003, we recorded a pre-tax, non-cash charge of approximately $0.4 million in connection with the sale of two hospital-based practices in Florida.
(5)	In connection with the termination of a former credit facility during 2001, we made a one-time pre-tax payment of approximately $10.4 million to terminate our interest rate swap agreements.
(6)	During 2002, we wrote off the $1.0 million carrying value of our interest in a genomics company as a result of a decline in the fair value of this investment.
(7)	Consists of write-offs of deferred financing costs relating to the termination of then-existing credit facilities in 2001 and in connection with the March 2003 Transaction.
(8)	During 2000, we recorded $1.5 million in connection with an induced conversion of preferred stock equal to 247,169 shares of common stock issued at a fair value of $6.22.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements contained in Item 8 include the accounts of Ameripath, Inc. and subsidiaries (collectively, “Ameripath” or the “Company”) subsequent to the March 2003 Transaction as well as the accounts of the Predecessor prior to the March 2003 Transaction. The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of our wholly-owned subsidiaries. The Predecessor ceased operations as of the date of the merger.

The following discussion of our financial condition and results of operations should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included elsewhere in Item 8. Our fiscal year is the calendar year ending December 31. As noted in Note 1 to the Consolidated Financial Statements, the March 2003 Transaction resulted in a new basis of accounting for the Company. In some cases, for ease of comparison purposes, financial data for the period from March 28, 2003 through December 31, 2003 has been added to financial data for the period from January 1, 2003 through March 27, 2003, to arrive at a 12-month combined period ended December 31, 2003. This combined data may be referred to herein as fiscal year 2003, year 2003, 2003, or the 12-month combined period ended December 31, 2003.

General

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 15 regional laboratories and 36 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

Since our formation in 1996, we have completed over 50 acquisitions of pathology laboratories and operations. In 2000, we merged with Pathology Consultants of America, Inc., also known as Inform DX. The Inform DX merger was accounted for as a pooling of interests. All of our prior years financial information has been restated to reflect the Inform DX merger.

Because the laws of many states restrict corporations like us from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly owned operations as our “owned operations.” In addition, we also have entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For fiscal year 2003, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively.

The March 2003 Transaction

On December 8, 2002, Holdings and its wholly-owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. As a result of the March 2003 Transaction, Ameripath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Ameripath Holdings, Inc. (“Holdings”).

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX (“WCAS”). WCAS, its related investors and several employees of the Company own 100% of the outstanding common stock of Holdings.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under its new credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash. Accordingly, our interest expense currently is and will continue to be higher than it was prior to the March 2003 Transaction.

The March 2003 Transaction has been accounted for under the purchase method of accounting prescribed in SFAS 141, with intangible assets recorded in accordance with SFAS No. 142. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill is recorded.

Financial Statement Presentation

The following paragraphs provide a brief description of the most important items that appear in our financial statements and general factors that impact these items.

Net Revenues. Net revenues consists of revenues received from patients, third-party payors and others for services rendered. Our same store net revenue is affected by changes in customer volume, payor mix and reimbursement rates. References to “same store” refer to operations that have been included in our financial statements throughout the periods compared.

Cost of Services. Cost of services consists principally of the compensation and fringe benefits of pathologists, medical malpractice insurance, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Historically, acquisitions, and the costs associated with additional personnel and facilities, have been the most significant factor driving increases in our cost of services. Also, increases in medical malpractice insurance have affected our cost of services.

Selling, General and Administrative Expense. Selling, general and administrative expense primarily includes the cost of field operations, corporate support, sales and marketing, information technology and billing and collections. As we have developed our national sales and marketing infrastructure, our selling, general and administrative expense has increased. In addition, spending on new information technology initiatives historically has contributed to increased expenses in this category.

Provision for Doubtful Accounts. The provision for doubtful accounts is affected by our mix of revenue from outpatient and inpatient services. The provision for doubtful accounts typically is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, greater difficulty gathering complete and accurate billing information and longer billing and collection cycles for inpatient services. Management service revenue generally does not include a provision for doubtful accounts.

Amortization Expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. The results of the transitional and annual impairment tests indicated no impairment of goodwill or other indefinite lived intangible. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Recent Trends and Events

Acquisitions. During 2003, we acquired four anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $4.8 million and additional purchase price consideration issued in the form of contingent notes. During 2002, we acquired seven anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $44.0 million, 108,265 shares of common stock (aggregate value of $1.7 million based upon amounts recorded on our consolidated financial statements). In addition, we issued additional purchase price consideration in the form of contingent notes. During 2001, we acquired one anatomic pathology operation. The total consideration paid by us in connection with the acquisition, which is deemed immaterial, included cash and issuance of common stock and subordinated debt. In addition, we issued additional purchase price consideration in the form of contingent notes.

Contingent Note Payments. During the 12-month combined period ended December 31, 2003, we made contingent note payments of $37.0 million. During the year ended December 31, 2002, we made contingent note payments of $39.9 million, issued $0.8 million of contingent stock, and made other purchase price adjustments of approximately $0.1 million in connection with certain post-closing adjustments and acquisition costs.

Medical Malpractice Costs. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2003, our medical malpractice costs were approximately $12.4 million.

Quest Contracts. During 2002, Quest cancelled its contract with our Jacksonville laboratory, and Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest in 2002 and 2003 were $23.3 million and $3.3 million, respectively. We expect the amount of revenue from our Quest contracts to continue to decline in 2004. As a result, we are attempting to broaden our customer base in these markets to mitigate the impact of the lost business. During the third quarter of 2002, we recorded a charge of approximately $2.1 million related to various contract terminations. We have no further identifiable intangible assets relating to Quest and therefore we do not anticipate any future charges related to Quest.

Medicare Reimbursement. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results.

Intangible Assets. As of December 31, 2003, we had net identifiable intangible assets and goodwill of $186.6 million and $532.9 million, respectively. Our identifiable intangible assets include hospital contracts, laboratory contracts, management service contracts, employment and non-compete agreements, and trade names acquired by us in connection with acquisitions. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors. In September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the March 2003 Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter of 2003, the Company recorded additional goodwill of approximately $12.4 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, the Company also reduced the carrying value of its hospital contracts by $65.3 million, client lists by $70.8 million, and the carrying value of deferred taxes associated with previous acquisitions by $63.3 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the March 2003 Transaction, the predecessor amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

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

Contingent Purchase Price. Our acquisitions generally have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, by us in connection with our acquisitions is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, results in our being unable to reach agreement on the final purchase price with sellers of acquired operations. As a result, when acquiring operations we generally have used as consideration a combination of cash, stock, assumed liabilities and contingent notes. Typically, the contingent notes have been structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. Some of our contingent notes have been structured to provide for payments to sellers contingent on the retention of specified hospital contracts by the acquired operations. In either case, the contingent notes are not contingent on the continued employment by us of the sellers. If a contingent note payment is earned, we are required to pay the specified amount and interest on this amount. The amount of the payments under our contingent notes cannot be determined until final determination of the operating income levels or other performance targets during the relevant periods specified in the respective agreements. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principles in the United States, are not reflected in our results of operations.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Year Ended December 31,			Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	2001	2002	2003 Combined
	(Predecessor)	(Predecessor)		(Predecessor)	(Successor)
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	47.8	49.8	51.9	52.2	51.8
Selling, general and administrative expenses	17.2	17.7	18.0	18.3	17.9
Provision for doubtful accounts	11.5	12.1	14.7	12.6	15.4
Amortization expense	4.4	2.5	2.3	2.6	2.3
Merger-related charges	1.7	0.6	2.6	8.4	0.7
Restructuring costs	—	—	0.7	1.0	0.6
Asset impairment and related charges	0.9	0.6	0.1	—	0.1

Total operating costs & expenses	83.5	83.3	90.3	95.1	88.8

Income from operations	16.5	16.7	9.7	4.9	11.2
Interest expense	(3.9)	(0.7)	(7.4)	(1.0)	(9.4)
Termination of interest rate swap agreement	(2.5)	—	—	—	—
Write-off of deferred financing costs	(0.4)	—	(0.2)	(0.8)	—
Write-off of Genomics investment	—	(0.2)	—	—	—
Other income, net	—	—	0.1	—	0.1

Income before income taxes	9.7	15.8	2.2	3.1	1.9
Provision for income taxes	4.1	6.5	1.1	1.8	0.8

Net income	5.6%	9.3%	1.1%	1.3%	1.1%

12-Month Combined Period Ended December 31, 2003 compared with year ended December 31, 2002

The 12-month combined period ended December 31, 2003 includes the period from January 1, 2003 through March 27, 2003 (predecessor) and the period from March 28, 2003 through December 31, 2003 (successor).

Net Revenues.

Net revenues increased by $6.2 million, or 1.3%, from $478.8 million for the year ended December 31, 2002 to $485.0 million for the 12-month combined period ended December 31, 2003. Revenues for 2003 were negatively impacted by a $4.5 million charge to revenues based on changes in our estimated contractual allowances resulting from the analysis of our managed care contracts. Same store net revenue decreased $3.7 million, or 0.8%, from $465.3 million for 2002 to $461.6 million for 2003. Same store net revenue, excluding revenue from national laboratory companies, for 2003 increased 3.4%, or $15.2 million, compared to the same period of 2002. For 2003, revenue from our contracts with national laboratory companies was $4.3 million, down from $23.3 million for the same period of 2002. These factors were offset by increased revenues from acquisitions made in late 2002 and during 2003. Our mix of revenue for 2003 was 50.8% outpatient, 44.4% inpatient (hospital based) and 4.8% management services.

Cost of Services.

Cost of services increased by $13.3 million, or 5.6%, from $238.6 million in 2002 to $251.9 million for the same period in 2003. The increase was due to an increase in medical malpractice costs of $3.5 million, excess lab capacity, increasing health insurance benefit costs, increase in physician costs and salaries, and acquisitions of $2.9 million. Cost of services, as a percentage of net revenues, increased from 49.8% for 2002 to 51.9% in the comparable period of 2003. Gross margin decreased from 50.2% in 2002 to 48.1% for the same period in 2003.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $2.4 million, or 2.9%, from $84.9 million for 2002 to $87.3 million for the same period of 2003. As a percentage of net revenues, selling, general and administrative expense increased from 17.7% for 2002 to 18.0% for the same period of 2003. The increase is primarily due to investments in information technology and the expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $13.2 million, or 22.7%, from $58.2 million for 2002 to $71.4 million for the same period in 2003. The provision for doubtful accounts as a percentage of net revenues increased from 12.1% for 2002 to 14.7% for the same period in 2003. The provision for doubtful accounts for 2003 included charges of $6.5 million related to a change in the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services.

Amortization Expense.

Amortization expense increased by $0.1 million, or 0.9%, from $11.4 million for 2002 to $11.5 million for the same period of 2003, largely due to identifiable intangibles acquired in conjunction with acquisitions completed during the last quarter of 2002, partially offset by an adjustment to amortization expense of $0.7 million related to the final allocation of the purchase price of the March 2003 Transaction.

Merger-related Charges.

The merger-related charges of $12.4 million for 2003 relate to the March 2003 Transaction. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction. During 2002, we recorded acquisition-related costs totaling $2.8 million related to the March 2003 Transaction.

Restructuring Costs.

During 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories. We also incurred an additional $2.0 million during 2003 for remaining severance costs and the closure of our Southern California laboratory. The Southern California laboratory was closed as a result of a loss of Quest revenues that historically accounted for a significant portion of revenues for this individual lab. It is estimated that these restructuring costs will rationalize excess capacity at certain laboratories.

Asset Impairment and Related Charges.

During 2003, we sold two practices in Florida resulting in an impairment charge of approximately $425,000. In 2002, we recognized an impairment charge on the intangible asset value of our Quest lab contracts of approximately $2.1 million, due to the loss of these contracts. In addition, during 2002, the management service agreement contract with a managed practice in Georgia was terminated resulting in an impairment charge of approximately $700,000.

Income from Operations.

Income from operations decreased $33.3 million, or 41.5%, from $80.2 million for the year ended December 31, 2002 to $46.9 million for the 12-month combined period ended December 31, 2003. The decrease was primarily the result of an increase in the provision for doubtful accounts of $13.2 million, along with merger-related charges of $12.4 million and restructuring costs of $3.2 million incurred in 2003.

Write-off of Deferred Financing Costs.

In March 2003, we wrote off the $1.0 million remaining balance of deferred financing costs related to the termination of our former credit facility as part of the March 2003 Transaction.

Interest Expense.

Interest expense increased by $31.6 million, from $4.0 million for 2002 to $35.6 million for the same period in 2003. This increase was attributable to interest of $21.7 million on senior subordinated notes outstanding that were issued in 2003, interest of $9.9 million on the new credit facility, along with a higher effective interest rate. Our effective interest rate was 9.2% and 4.1% for 2003 and 2002, respectively.

Write-off of Genomics Investment.

In September 2002, we determined that there was an other than temporary decline in the fair value of this investment. As a result, we recorded a write down of $1.0 million to reduce our investment in GCI to its net realizable value.

Provision for Income Taxes.

Our effective income tax rate was approximately 49.2% and 41.1% for 2003 and 2002, respectively. This rate increased significantly from the prior period primarily due to the non-deductibility of certain charges relating to the March 2003 Transaction. The effective tax rate for 2003, excluding the non-deductibility of merger-related charges, would have been approximately 43.3%.

Net Income.

Net income for the 12-month combined period ended December 31, 2003, was $5.4 million, compared with net income of $44.6 million for the same period in 2002. The primary reason for the decrease in net income was the addition of approximately $31.6 million in interest charges during 2003, along with $15.6 million of merger-related costs and restructuring costs.

Year ended December 31, 2002 compared with year ended December 31, 2001

Net Revenue.

Net revenue for 2002 increased by $60.1 million, or 14.3%, from $418.7 million for 2001 to $478.8 million for 2002. Same store net revenue increased $47.2 million, or 11.3%, from $418.1 million for 2001 to $465.3 million for 2002. We estimate that 1% to 2% of the same store net revenue increase was attributable to price, including increases related to the increase in Medicare reimbursement, while the remaining 7% to 8% of the same store net revenue increase was attributable to increased volume and changes in our payor mix. Same store outpatient revenue increased $27.3 million, or 14.4%, from $189.1 million for 2001 to $216.4 million for 2002. Same store hospital revenue increased $9.7 million, or 4.9%, from $197.7 million for 2001 to $207.4 million for 2002, and same store management service revenue increased $1.3 million, or 4.2%, from $31.3 million for 2001 to $32.6 million for 2002 compared to the same period of the prior year. The remaining increase in net revenue of $21.8 million resulted from the operations acquired in 2001 and 2002.

Cost of Services.

Cost of services for 2002 increased by $38.5 million, or 19.2%, from $200.1 million for 2001 to $238.6 million for 2002. The increase in cost of services was attributable primarily to the 9.2% increase in same store revenue as well as the impact of acquisitions in 2001 and 2002. Cost of services as a percentage of net revenues increased from 47.8% for 2001 to 49.8% for 2002. Gross margin decreased from 52.2% for 2001 to 50.2% for 2002. This gross margin decline was primarily due to increased malpractice costs of $6.9 million, or 1.4% of the margin decline, which included an increase in incurred but not reported costs of $4.0 million. In addition, the gross margin also was negatively impacted by excess capacity costs in Philadelphia and central Florida operations in anticipation of replacing lost Quest business with additional customers in these markets. In many markets, because of competition for technicians, periodic salary increases and retention bonuses have been necessary to retain and attract employees. Histology costs increased $7.8 million, or 18.4%, from $42.4 million for 2001 to $50.2 million for 2002, and physician costs increased $21.1 million, or 20.3%, from $104.1 million for 2001 to $125.2 million for 2002, with the remaining increases occurring in the areas of cytology, specimen receiving, transcription, and courier and distribution.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $13.0 million, or 18.1%, from $71.9 million for 2001 to $84.9 million for 2002. As a percentage of net revenues, selling, general and administrative expense increased from 17.2% for 2001 to 17.7% for 2002. Approximately $4.4 million, or 16.5%, of the increase was attributable to an increase in billing and collection costs from $26.6 million for 2001 to $31.0 million for 2002, which typically increases as revenue and cash collections increase. In addition, approximately $2.7 million, or 20.8%, of the increase was attributable to our sales and marketing effort increasing from $13.0 million for 2001 to $15.7 million for 2002. This increase primarily relates to a $1.3 million increase in salaries and commissions associated with the hiring of additional personnel to cover new markets as well as higher commissions being paid to support same store sales growth, a $0.7 million increase in administrative sales costs and a $0.5 million increase in program costs relating to marketing literature and advertising to support new product campaigns. Also, approximately $2.3 million, or 44.2%, was attributable to our investment in new information technology initiatives to enhance our services, which increased from $5.2 million for 2001 to $7.5 million for 2002. Corporate overhead costs increased due to higher legal fees, increased self-insurance costs for medical benefits and workers compensation claims and general compensation increases for existing personnel.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $9.9 million, or 20.5%, from $48.3 million for 2001 to $58.2 million for 2002. The provision for doubtful accounts as a percentage of net revenues increased from 11.5% for 2001 to 12.1% for 2002. This increase primarily was the result of extended account aging in some of our operations where billing systems were converted and increased billing for clinical professional component, or CPC, services, which generally have lower recoverability. The provisions for doubtful accounts for outpatient revenue and inpatient revenue were approximately 4.7% and 21.9%, respectively.

Amortization Expense.

Amortization expense decreased by $7.3 million, or 39.0%, from $18.7 million for 2001 to $11.4 million for 2002. Of the decrease, approximately $7.5 million was attributable to the adoption of SFAS 142 effective January 1, 2002, pursuant to which we discontinued the amortization of goodwill.

Merger-related Charges, Asset Impairment and Related Charges, and Extraordinary Loss (Special Charges)

In the fourth quarter of 2002, we incurred legal, accounting and advisory fees of $2.8 million in connection with the then proposed merger of AmeriPath, Inc. with Amy Acquisition Corp.

During 2002, we recorded a pre-tax charge of approximately $2.1 million relating to the impairment on the intangible asset value of our lost Quest contracts. In addition, during 2002, we terminated a management service agreement with a managed operation in Georgia, resulting in a pre-tax impairment charge of approximately $0.7 million.

In September 2000, we made a $1.0 million investment in Genomics Collaborative, Inc., or GCI, a privately held, start-up, company with a history of operating losses. Based on the nature of the securities, our investment in GCI was classified as a security available for sale. In September 2002, we determined that there was an “other than temporary” decline in the fair value of this investment and we decided to completely write down our investment. As a result, we recorded a write-down of $1.0 million in 2002.

The following summarizes the pre-tax effect of these special charges by category for 2002 and also summarizes the pre-tax effect of similar charges for 2001 (in millions).

	2001	2002
Merger-related charges related to the March 2003 Transaction	$—	$2.8
Merger and restructuring costs related to Inform DX	7.1	—
Asset impairment and related charges	3.8	2.8

Total special charges in income from operations	10.9	5.6
Termination of interest rate swap agreement	10.4	—
Write-off of Genomics investment	—	1.0
Gain on sale of managed operation	—	(0.3)

Total special charges in net income	21.3	6.3
Write-off of deferred financing costs	1.6	—

Total special charges	$22.9	$6.3

Income from Operations.

Income from operations, including special charges, increased $11.3 million, or 16.4%, from $68.9 million for 2001 to $80.2 million for 2002. Excluding the special charges described above, income from operations increased by $6.7 million, or 8.3%, from $79.8 million for 2001 to $86.5 million for 2002.

Interest Expense.

Interest expense decreased by $12.4 million, or 75.6%, from $16.4 million for 2001 to $4.0 million for 2002. This decrease was attributable to the lower average amount of debt outstanding during 2002 and a lower effective interest rate. For 2002, average indebtedness outstanding was $98.0 million compared to average indebtedness of $179.3 million outstanding for 2001. Our effective interest rate was 9.1% and 4.1% for the years ended 2001 and 2002, respectively. The decrease in the average indebtedness was due to our completion of a public offering of our stock and the use of the proceeds to repay debt in the fourth quarter of 2001.

Provision for Income Taxes.

The effective income tax rate was approximately 42.5% and 41.1% for 2001 and 2002, respectively. The effective tax rate was higher than our statutory rates primarily due to the non-deductibility of the goodwill amortization related to our acquisitions. In addition to non-deductible goodwill amortization, we had non-deductible asset impairment charges and merger-related charges for 2001 and 2002, which further increased the effective tax rate. The effective tax rate for 2001 and 2002 excluding the non-deductible asset impairment and merger-related charges would have been approximately 41.5% and 39.3%, respectively.

Net Income.

Net income, including special charges, increased $21.2 million, or 90.6%, from $23.4 million for 2001 to $44.6 million for 2002. Excluding the special charges described above, net income increased by $12.7 million, or 34.1%, from $37.2 million in 2001 to $49.9 million in 2002.

Liquidity and Capital Resources

We fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our $65.0 million revolving loan facility. In addition, we fund payments under certain of our contingent notes from contributions made to us by our parent out of the funds held in the cash collateral account and, if needed, cash flows from operations.

For 2002 and 2003, our cash flows provided by operations were $69.1 million, and $68.9 million, respectively. For 2003, cash flows from operations, borrowings under our senior credit facility (comprising a seven year term loan facility and a six year revolving loan facility), the proceeds from issuance of senior subordinated notes and proceeds from equity contributions from our parent related to the March 2003 Transaction were used to fund the purchase price of $629.6 million of our publicly held shares of stock, pay off the remaining debt under our former credit facility of $127.5 million, pay debt issuance costs of $22.8 million and make contingent note payments of $37.0 million.

For the years ended December 31, 2001 and 2002, our cash flows from operations were $48.0 million, or 11.5% of our net revenue, and $69.1 million, or 14.4% of our net revenue, respectively. Excluding merger-related charges paid in connection with the Inform DX merger of $6.1 million in 2001 and charges of $0.4 million in connection with the proposed merger with Amy Acquisition Corp. in 2002, our cash flow from operations for 2001 and 2002 would have been $54.2 million, or 12.9% of our net revenue, and $69.5 million, or 14.4% of our net revenue, respectively.

At December 31, 2003, we had working capital of approximately $86.1 million, an increase of $10.7 million from working capital of $75.4 million at December 31, 2002. The increase in working capital for 2003 was due primarily to increases in cash and cash equivalents of $22.6 million, partially offset by decreases in accounts receivable of $9.3 million and an increase in accrued interest of $7.1 million.

At December 31, 2002, we had working capital of approximately $75.4 million, an increase of $18.6 million from the working capital of $56.8 million at December 31, 2001. The increase in working capital was due primarily to increases in net accounts receivable of $9.3 million, increases in other current assets of $2.5 million and net restricted cash of $6.9 million associated with our captive insurance arrangements, offset by increases in accounts payable and accrued operating expenses.

At December 31, 2002 and 2003, the Company had $113.2 million and $213.3 million, respectively, outstanding under its senior credit facility borrowings. In February 2004, we repaid the term loan outstanding under our senior credit facility, and amended and restated the credit agreement governing that facility, which provided for a new $125.0 million term loan and certain covenants and mandatory prepayment provisions of the senior credit facility.

The interest rates per annum applicable to loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage.

In connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, we issued an additional $75.0 million of 10 1/2% Senior Subordinated Notes due 2013 at a price of 106%. All of the Senior Subordinated Notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis by certain of our current and former subsidiaries. The notes and guarantees rank junior to all of our and the guarantors’ existing and future senior indebtedness, on par with all of our and the guarantors’ existing and future senior subordinated indebtedness and senior to all of our and the guarantors’ existing and future subordinated indebtedness.

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

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of operating income by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the operating income levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of operating income for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $103.7 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of operating income specified in each agreement were not met. In 2003, 2002, and 2001, we made contingent note payments, including interest, aggregating $37.0 million, $39.9 million, and $36.1 million, respectively. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by our parent out of the funds from the remaining cash collateral account balance of $52.4 million and, if needed, cash flows from operations.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $7.8 million, $8.7 million and $9.3 million in 2001, 2002, and 2003, respectively.

We expect to use borrowings under our revolving loan facility to fund internal growth and acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next 12 months. Further, in the event payments under the contingent notes exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments. Such additional payments, if any, will result in a corresponding increase in goodwill.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest, payments on our contingent notes and borrowings and repayments of revolving loans under our senior credit facility as of December 31, 2003 (in millions):

	Payments Due By Period
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our senior credit facility	$2.1	$4.3	$156.4	$50.5	$213.3
Other indebtedness	1.3	2.7	0.1	—	4.1
Operating leases	5.6	10.2	9.4	12.6	37.8
Senior subordinated notes (2)	—	—	—	275.0	275.0

Total contractual cash obligations	$9.0	$17.2	$165.9	$338.1	$530.2

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of December 31, 2003, our maximum obligation under the contingent notes was $103.7 million.
(2)	In February 2004, we issued an additional $75.0 million of senior subordinated notes and reduced the term facility to $125.0 million. The senior subordinated notes are due in 2013 and the term debt is principally due after five years. The principal payments on the term debt are now $1.3 million per year.

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our senior credit facility. As of December 31, 2003, we had $213.3 million of outstanding term loans subject to variable rates. At February 29, 2004, our outstanding balance on our term loan facility has been reduced to $125.0 million. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.3 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Inflation

Inflation was not a material factor in either revenue or operating expenses during 2001, 2002 or 2003.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”). Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 resulted in the reclassification of a loss from the early extinguishment of debt of $965, net of tax, in 2001 from an extraordinary item to other income (expense). The gross amount of this loss was approximately $1.6 million and was reclassified to write-off of deferred financing costs and is included in income from operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No.146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases or other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003 and recorded $3.2 million of restructuring costs in connection with a workforce reduction at several of our laboratories.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we must apply the provisions of FIN 46 for the first interim or annual period beginning after June 15, 2004. We are in the process of determining the impact of FIN 46, if any, but have not fully completed our evaluation.

In April 2003, the Financial Accounting Standards Board issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No.149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. We expect that the adoption of SFAS no. 149 will have no impact on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have any effect on our consolidated financial statements.

Qualification of Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Annual Report on Form 10-K that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on our expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by us with the SEC, which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as “may,” “should,” “believe,” “expect,” “anticipate” and similar expressions.

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the SEC, the matters discussed below under the heading “Risk Factors” should be carefully considered when evaluating our business and future prospects. Past performance is not necessarily indicative of future results.

RISK FACTORS

The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our term loans and subordinated debt.

We have a significant amount of indebtedness. As of December 31, 2003, as adjusted to give effect to the refinancing of the term loan outstanding under our senior credit facility and the issuance of additional senior subordinated notes, our total debt was $492.4 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 59.5% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

Our substantial indebtedness could have important consequences by adversely affecting our financial condition and thus making it more difficult for us to satisfy our obligations. Our substantial indebtedness could:

•	increase our vulnerability to adverse general economic and industry conditions,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, payments under our contingent notes, research and development efforts and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a competitive disadvantage compared to our competitors that have less debt and

•	limit our ability to borrow additional funds.

Despite our level of indebtedness, we will be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We will be able to incur significant additional indebtedness in the future. Although the indenture governing the notes and the credit agreement governing our senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase.

The terms of our senior credit facility and the indenture relating to our notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests. Our senior credit facility includes covenants restricting, among other things, our ability to:

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

The indenture relating to the notes also contains numerous operating and financial covenants including, among other things, restrictions on our ability to:

•	incur additional debt,

•	pay dividends or purchase our capital stock,

•	make investments,

•	enter into transactions with affiliates,

•	sell or otherwise dispose of assets and

•	merge or consolidate with another entity.

We expect that our senior credit facility, as amended, will also include financial covenants, including requirements that we maintain:

•	a minimum interest coverage ratio,

•	a minimum fixed charge coverage ratio and

•	a maximum senior leverage ratio.

These financial covenants will become more restrictive over time.

A failure by us to comply with the covenants contained in our senior credit facility or the indenture could result in an event of default. In the event of any default under our senior credit facility, the lenders under our senior credit facility could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable, enforce their security interest, require us to apply all of our available cash to repay these borrowings (even if the lenders have not declared a default) or prevent us from making debt service payments on the notes, any of which would result in an event of default under the notes. In addition, future indebtedness could contain financial and other covenants more restrictive than those applicable to our senior credit facility and the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws,

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self referral law, or the Stark Law,

•	federal and state false claims laws,

•	state laws regarding prohibitions on the corporate practice of medicine,

•	state laws regarding prohibitions on fee-splitting,

•	federal and state anti-trust laws,

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA,

•	federal and state regulation of privacy, security and electronic transactions and code sets and

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste.

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business - Government Regulation.”

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 22% of our revenues during 2003.

We owe some of our physicians contingent payment obligations entered into in connection with acquisitions we have completed and some of our physicians are party to compensation arrangements with us and own common stock of our parent. Although we have attempted to structure our businesses so that our financial relationships with our physicians and our referral practices comply in all material respects with federal and state anti-referral laws, including the Stark Law, the government may take the position that they do not comply, or a prohibited referral may be made by one of our physicians without our knowledge. If our financial relationships with our physicians were found to be unlawful or unlawful referrals were found to have been made, we or they could be fined, become subject to government recoupment of fees previously paid to us and forfeiture of revenues due to us or become subject to civil and criminal penalties. In such situations, we also may be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial conditions and results of operations.

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

The Federal Trade Commission, or FTC, pursuant to consumer protection laws, and the Department of Health and Human Services, or HHS, pursuant to HIPAA, regulate the use and disclosure of information we may have about our patients. Many states also have laws regarding privacy of health information. While we believe that we are in compliance with FTC and state laws regarding privacy, and with the HIPAA privacy regulations, these laws are complex and will have an impact upon our operations. Violations of the HIPAA privacy regulations are punishable by civil and criminal penalties. In addition, while individuals do not have a private right of action under HIPAA, the privacy regulations may be viewed by the courts as setting a standard of conduct, and the failure to comply could serve as the basis for a private claim. In addition, HIPAA regulations regarding the security of health information and standards for electronic transactions have also been issued. While many of our systems have already been configured to comply with these regulations, to achieve compliance we may need to modify or replace systems in certain of our locations and incur related expenses.

We are subject to significant professional or other liability claims and we cannot assure you that insurance coverage will be available or sufficient to cover such claims.

We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards.

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

Government programs account for approximately 22% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 22% of our net revenue during 2003 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for 2003 was 14.7% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 21.9%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. See “Business-Billing.” Hospitals and third party payors are continuing to increase pressure to reduce our revenue from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. In 2002 and 2003, approximately 53%, and 58%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of December 31, 2003, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of December 31, 2003, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $103.7 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $186.6 million at December 31, 2003, representing approximately 20.4% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $532.9 million at December 31, 2003, representing approximately 58.4% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during the fourth quarter of 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the years ending 2001, 2002 and 2003, turnover rates for our pathologists were 10.0%, 8.8% and 13.3%, respectively. If turnover rates were to increase, our revenues and earnings could be adversely affected.

Our success is dependent on the ability of our new management team to work together effectively.

A number of the members of our senior management team, including David Redmond, our Chief Financial Officer, and Martin Stefanelli, our Chief Operating Officer, have been with our company for less than a year. Other senior officers, including Joseph Sonnier, our President, and Jeffrey Mossler, our Chief Medical Officer, have also been in their current positions for less than a year. Given the limited experience that our new management team has working together, it is possible that these officers will not integrate well within our organization. In addition, we are currently looking to hire a new Chief Executive Officer. Once hired, there is no guarantee that our new Chief Executive Officer will integrate well with the other members of management. The failure of our new management team to integrate well within our organization would have a significant effect on our future operations.

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

We have numerous competitors, including anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and other third-party payors, may enter our markets and begin to compete with us. For example, Quest Diagnostics, Incorporated, or Quest, a national clinical laboratory company and former customer of ours, has begun to compete with us in some markets. Some of our competitors may have greater financial resources than us, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices, enter into more capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology operations.

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

Among many other factors complicating our billing are:

•	disputes between payors as to which party is responsible for payment,

•	disparity in coverage among various payors, and

•	difficulty satisfying the specific compliance requirements and CPT coding of and other procedures mandated by various payors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facility. At December 31, 2003, we had $213.3 million of outstanding term loans subject to variable rates. At February 29, 2004, our outstanding balance on our term loan facility has been reduced to $125.0 million. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.3 million per year. In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and independent auditors’ reports thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The firm of Deloitte & Touche LLP (“Deloitte”) was dismissed on April 1, 2002 as our auditors of the Company effective upon the completion of the required procedures and communications in connection with Deloitte’s audit of the financial statements for the year ended December 31, 2001. The reports of Deloitte on our financial statements for the two years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our financial statements for each of the two years in the period ended December 31, 2001, and in the subsequent interim period, through the date of Deloitte’s termination on April 1, 2002, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in their report. A copy of the letter addressed to the SEC that we requested Deloitte to furnish was filed as Exhibit 16 to our Form 8-K/A dated April 1, 2002.

At a meeting held on April 1, 2002, our Audit Committee of AmeriPath, Inc. recommended to the Board of Directors and the Board of Directors approved the change of accountants from Deloitte and the engagement of Ernst and Young (“E&Y”) as its independent auditors for the year ending December 31, 2002 to replace Deloitte. During the two years in the period ended December 31, 2001, we did not consult with E&Y regarding the (a) type of application of accounting principles to a specified transaction, either completed or proposed; (b) the type of audit opinion that might be rendered on our financial statements, and in no case was a written report provided to us nor was oral advice provided that we concluded was an important factor in reaching a decision as to an accounting, auditing or financial reporting issues; or (c) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our then Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, these officers concluded that our disclosure controls and procedures as of December 31, 2003 were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our parent and our Company have identical boards of directors. The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
Joseph A. Sonnier, M.D.	49	President
Martin J. Stefanelli	43	Executive Vice President and Chief Operating Officer
David L. Redmond	52	Executive Vice President, Chief Financial Officer and Secretary
Jeffrey A. Mossler, M.D.	51	Chief Medical Officer
Stephen V. Fuller	48	Senior Vice President, Human Resources
D. Scott Mackesy	35	Director
Paul B. Queally	39	Director
Raymond Ranelli	56	Director
C. Arnold Renschler, M.D.	62	Director
Sean M. Traynor	34	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

Joseph A. Sonnier, M.D. became our President on June 1, 2003. Dr. Sonnier joined our company on September 1, 1997 when Unipath LTD in Dallas, Texas was acquired by us. Since that date, Dr. Sonnier served as the Managing Director of Unipath, and the Regional Managing Director for the Southwest Region. Dr. Sonnier graduated from the Louisiana State University School of Medicine in 1979 and completed his residency at Parkland Memorial Hospital. He became board certified in Anatomic and Clinical Pathology in 1983, and has practiced medicine for the past 20 years.

Martin J. Stefanelli became our Executive Vice President and Chief Operating Officer upon joining our company in June 2003. Prior to joining us, Mr. Stefanelli spent 13 years with DIANON Systems, Inc. After joining DIANON in 1990 as a sales representative, Mr. Stefanelli rose through the ranks while serving in a series of positions of increasing responsibility: Logistics Manager; Marketing Manager; Director of Operations (Anatomic Pathology); Vice President, Laboratory Operations; Senior Vice President, Operations; and, ultimately (since December 1999) Senior Vice President, Sales, Marketing and Business Development. Mr. Stefanelli holds a BS degree from the United States Military Academy at West Point and served on active duty as a U.S. Army captain.

David L. Redmond became our Executive Vice President, Chief Financial Officer and Secretary on June 2, 2003. Prior to joining us, Mr. Redmond served as the Chief Financial Officer for both Accentia, Inc., a specialty pharmacy and pharmacoeconomics company, and MedHost, Inc., a management information software and services company for hospital emergency departments. Mr. Redmond was the Chief Financial Officer of PharMerica, Inc. from 1998 through 1999 where he directed the corporate restructuring and eventual sale of the company to Bergen Brunswig Corporation in 1999. From 1995 to 1997, Mr. Redmond served as the Executive Vice President and Chief Financial Officer for Pharmacy Corporation of America, prior to which he was a Senior Vice President and Chief Financial Officer of Pharmacy Management Services, Inc. Mr. Redmond is a Certified Public Accountant and spent approximately 16 years with KPMG Peat Marwick, including six years as a partner of KPMG Peat Marwick.

Jeffrey A. Mossler, M.D., has been our Chief Medical Officer since May 2003. Dr. Mossler joined our company in September of 1997 when CoLab, Inc. in Indianapolis, Indiana was acquired by us. Since that date, Dr. Mossler has served the company as Managing Director of CoLab, Managing Director of our Indiana practice, and Regional Managing Director for the Midwest Region. Dr. Mossler graduated from the Indiana University School of Medicine in 1977 and completed his residency at Duke University Medical Center and Durham Veteran’s Administration Medical Center. He became board certified in Anatomic and Clinical Pathology in 1981, and has practiced medicine for the past 22 years.

Stephen V. Fuller has been our Senior Vice President of Human Resources since June 1999 and served as our Vice President of Human Resources from November 1996 until June 1999. Prior to joining us, he held executive human resources positions at Miami Heart Institute, Delray Medical Center, Hialeah Hospital, South Miami Hospital, Highland Park General Hospital and the University of Miami/Jackson Memorial Medical Center. Mr. Fuller has 23 years of experience in healthcare human resources and is certified by the HR Certification Institute as a Senior Professional in Human Resources and by World at Work (formerly the American Compensation Association) as a Certified Compensation Professional. Mr. Fuller is an active member of the Society for Human Resources Management and has served in a variety of leadership capacities, including Area II Board Member, Board Member of the HR Florida State Council, State Director for Florida, District Director for South Florida and President of the Greater Miami Society for Human Resources Management.

D. Scott Mackesy has been a director of our company since consummation of the March 2003 Transaction. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. Mr. Mackesy received his bachelor’s degree from The College of William & Mary. He is a member of the boards of directors of LabOne, Inc., United Surgical Partners, Inc. and several private companies.

Paul B. Queally has been a director of our company since the consummation of the March 2003 Transaction. Mr. Queally is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. Mr. Queally received his bachelor’s degree from the University of Richmond and MBA from Columbia Business School. He is currently the Chairman of the Board of Concentra Managed Care, Inc. and a member of the boards of directors of LabOne, Inc., MedCath, Inc., United Surgical Partners, Inc. and several private companies.

Raymond Ranelli has been a director of our company since November 2003. Currently retired, he was a Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, The District of Columbia and Maryland. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financial Advisory Service of PricewaterhouseCoopers, a $1.3 billion business operating in 20 countries with over 7,000 employees and he became a member of the Firm’s Global Leadership Team. In 1994, he was named Vice Chairman of FAS Operations for PricewaterhouseCoopers in the United States and in 1995, he was appointed to the Firm’s Management Committee. Mr. Ranelli has also been very involved in local community activities and has served on numerous boards and committees such as the Leukemia Society Ball and National Kidney Foundation Ball Executive Committees. Mr. Ranelli received the “Lifetime Achievement Award” from the Leukemia Society in 1998 and from the National Kidney Foundation in 1999. He currently serves as director of ManTech International, Inc., a publicly-held company.

C. Arnold Renschler, M.D. rejoined our board of directors in May 2003 after previously serving as a member from April 1997 until the consummation of the March 2003 Transaction. Retired in May 2000, he had been Executive Vice President of Bergen Brunswig Corp. since April 1999. From December 1997 to April 1999, he was President and CEO of PharMerica, Inc. and a member of its board of directors. From June 1996 to November 1997, Dr. Renschler was President and Chief Executive Officer of Pharmacy Corporation of America, a division of Beverly Enterprises, Inc. From January 1990 to June 1996, he held various positions, including serving as a director, President and Chief Operating Officer and Chief Clinical Officer of NovaCare, Inc. He currently serves as a director of three privately-held health care companies, Cora Health, Inc., Elderport, Inc. and excelleRx, Inc. Dr. Renschler is certified in pediatric medicine.

Sean M. Traynor has been a director of our company since consummation of the March 2003 Transaction. Mr. Traynor is a general partner at Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare, information services and telecommunications industries. Prior to joining Welsh Carson in 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at Bankers Trust Alex Brown from 1996 until 1999. Prior to joining Bankers Trust Alex Brown, Mr. Traynor spent three years with Coopers & Lybrand. Mr. Traynor earned his bachelor’s degree from Villanova University and an MBA from the Wharton School of Business. He is a member of the boards of directors of LabOne, Inc. and several private companies.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time other committees may be established under the direction of the board of directors when necessary to address specific issues.

The audit committee currently includes Messrs. Ranelli, Renschler and Traynor. The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Ranelli has been identified as our audit committee financial expert and is Chairman of the Audit Committee. The compensation committee currently includes Messrs. Mackesy and Queally. The compensation committee reviews and approves the compensation of our chief executive officer and administers our stock option plan. The stock options are options for our parent company, although the compensation committee of AmeriPath determines the grants.

We have developed a Code of Ethics that applies to all of our employees including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website, www.ameripath.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid or earned during the prior three years to our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus was $100,000 or more for 2003 (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the named executive officers).

Name And Principal Position	Annual Compensation								(9) Long-Term Compensation Number Of Options Granted		All Other Compensation
	Fiscal Year		Salary ($)		Bonus ($)		Other Annual Compensation ($)
James C. New Chief Executive Officer	2003 2002 2001	(1)	493,462 473,846 425,000		125,000 — 255,000		175,000 —	(10)	3,195,307 80,000 75,000	(11) (11)	1,600,000	(2)

Joseph A. Sonnier, MD President	2003 2002 2001	(4) (4)	500,000 — —		— — —		— — —		958,592 — —

David L. Redmond Vice President and Chief Financial Officer	2003		145,000	(6)	—		—		1,118,362

Martin J. Stefanelli. Executive Vice President and Chief Operating Officer	2003		129,808	(7)	75,000	(8)	27,367	(3)	766,874

Jeffrey A. Mossler, MD Chief Medical Officer	2003 2002 2001	(5) (5)	461,058 — —		— — —		— — —		479,296 — —

(1)	Mr. New served as our Chief Executive Officer on December 31, 2003. As previously announced, Mr. New retired effective February 1, 2004.
(2)	Represents amount paid for the March 2003 Transaction bonus and change in control bonus.
(3)	Represents relocation expenses paid to Mr. Stefanelli in 2003.
(4)	Joseph A. Sonnier, MD was not an executive officer during 2002 or 2001.
(5)	Jeffrey A. Mossler, MD was not an executive officer during 2002 or 2001.
(6)	Represents base salary from June 2003 when Mr. Redmond joined Ameripath.
(7)	Represents base salary from June 2003 when Mr. Stefanelli joined Ameripath.
(8)	Represents “up front” bonus paid to Mr. Stefanelli when he joined Ameripath.
(9)	Unless otherwise noted, this represents the number of stock options granted to purchase shares of our parent company’s common stock.
(10)	Represents a one-time bonus payable to Mr. New in connection with his efforts regarding the sale of AmeriPath.
(11)	Represents stock options granted prior to the March 2003 Transaction. Upon consummation of the March 2003 Transaction, these stock options were cancelled in exchange for (1) the excess, if any, of $21.25 over the per share exercise price of the option, multiplied by (2) the number of shares of common stock subject to the option, net of any applicable withholding taxes.

Director Compensation

We pay each director who is not an employee of our company or affiliate of our company a retainer of $20,000 per year plus $1,500 for each meeting of the board of directors attended in person and $500 for meetings attended by telephone. In addition, each such director is also entitled to receive an option to purchase 10,000 shares of our parent’s common stock pursuant to our parent’s stock option plan in connection with such director’s initial election to the board and is eligible to receive discretionary grants of options to purchase additional shares from time to time thereafter. We also reimburse all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

Employment Agreements

Joseph A. Sonnier, M.D., our President, entered into an employment agreement with us on May 23, 2003. Dr. Sonnier’s employment agreement provides, among other things, for a base salary of $500,000, subject to annual review, and annual performance-based bonus compensation. Additionally, Dr. Sonnier’s employment agreement provides that if his employment is terminated by us without cause he shall be entitled to the continued payment of his annual base salary for a period of eighteen months after such termination. The agreement further provides that if Dr. Sonnier’s duties and responsibilities are materially reduced or he is terminated without cause within one year of a change of control, Dr. Sonnier may elect to terminate his employment agreement and continue to receive his base salary for a period of 18 months thereafter (or in one lump sum if such termination occurs prior to March 27, 2004).

Martin J. Stefanelli, our Chief Operating Officer, entered into an employment agreement with us on May 15, 2003. Mr. Stefanelli’s employment agreement provides, among other things, for a base salary of $325,000, subject to annual review, annual performance-based bonus compensation and a $75,000 signing bonus. Additionally, Mr. Stefanelli’s employment agreement provides that if his employment is terminated by us without cause he shall be entitled to the continued payment of his annual base salary for a period of twelve months after such termination. The agreement further provides that Mr. Stefanelli shall be entitled to a lump sum bonus equal to his annual base salary upon a change in control.

David L. Redmond, our Chief Financial Officer, entered into an employment agreement with us on May 15, 2003. Mr. Redmond’s employment agreement provides, among other things, for a base salary of $300,000, subject to annual review, and annual performance-based bonus compensation. Additionally, Mr. Redmond’s annual bonus for 2003 is guaranteed to be at least $75,833. Mr. Redmond’s employment agreement provides that, if his employment is terminated by us without cause he shall be entitled to the continued payment of his annual base salary and bonus for a period of twenty-four months after such termination. The agreement further provides that Mr. Redmond shall be entitled to a lump sum bonus equal to his annual base salary and bonus upon a change of control. In addition, if following a change of control we require Mr. Redmond to be based more than 30 miles from his current office, or materially reduce his duties and responsibilities, Mr. Redmond can elect to terminate his employment agreement and we must continue to pay him his base salary for twenty-four months thereafter.

Jeffrey A. Mossler, M.D., our Chief Medical Officer, entered into an employment agreement with us on April 25, 2003. Dr. Mossler’s employment agreement provides, among other things, for a base salary of $450,000, subject to annual review and annual performance-based bonus compensation. Additionally, Dr. Mossler’s employment agreement provides that if his employment is terminated by us without cause he shall be entitled to the continued payment of his annual base salary for a period of twelve months after such termination. The agreement further provides that Dr. Mossler shall be entitled to a lump sum bonus equal to his annual base salary upon a change of control. If a change of control occurs prior to March 27, 2004 and Dr. Mossler’s employment is thereafter terminated, he shall also be entitled to an additional lump sum payment equal to his base salary.

James C. New. On January 21, 2004, we entered into a separation agreement with James C. New. The separation agreement evidences the terms of Mr. New’s retirement as our Chief Executive Officer effective as of February 1, 2004. Mr. New’s separation agreement provides, among other things, for a severance payment of $1,250,000 payable in twelve equal monthly installments, commencing on February 1, 2004. Mr. New has the right under his stock option agreements to purchase up to 1,455,640 shares of common stock of our parent at a purchase price of $6.00 per share. Subject to the terms of our parent’s agreements with financing sources, Mr. New has the right under his stock option agreements to require our parent to repurchase some or all of such shares, during an 18-month period commencing six months after the date of his purchase of such shares. The required repurchase price for any such shares is equal to the fair market value of the shares on the date Mr. New provides notice of his election to require the repurchase.

Stock Option Plan of AmeriPath Holdings, Inc.

Our parent has adopted a 2003 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are

7,668,736 shares of our parent’s common stock. Shares of common stock relating to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

A committee of not less than two persons appointed by the board of directors of our parent administers the stock option plan. If no such committee is appointed, the board of directors serves as the administrator and has all authority and obligations under the stock option plan. The administrator has the sole discretion to grant options to employees and to determine the terms of awards and options granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

The exercise price of any incentive stock option granted to an employee who possess more than 10% of the total combined voting power of all classes of our shares within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the underlying share at the time the option is granted and by its terms is not exercisable more than five years from the date it is assigned. Furthermore, the aggregate fair market value of shares of common stock purchased under an incentive stock option for the first time by an employee during any calendar year may not exceed $100,000. The term of any incentive stock option cannot exceed ten years from the date of grant.

The stock option plan will terminate in March 2013, but the board of directors of our parent may terminate the stock option plan at any time in its sole discretion. The board of directors of our parent may amend the plan subject to limited restrictions requiring the vote of a majority of the outstanding voting common stock of our parent.

The following table presents information regarding options granted to the Company’s named executive officers during fiscal 2003 to purchase shares of our parent company’s common stock:

Option Grants In Fiscal 2003

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
					5%	10%
James C. New	3,195,307	5.0%	$6.00	3/27/13	958,592	1,917,184
Joseph A. Sonnier, MD	958,592	1.5%	$6.00	3/27/13	287,578	575,155
David L. Redmond	1,118,362	1.75%	$6.00	6/1/13	335,509	671,017
Martin J. Stefanelli	766,874	1.2%	$6.00	6/15/13	230,062	460,124
Jeffery A. Mossler, MD	479,296.75%		$6.00	3/27/13	143,789	287,578

(1)	These assumed annual rates of appreciation were used in compliance with the rules of the SEC and are not intended to forecast future price appreciation of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 30, 2004, with respect to the beneficial ownership of our parent’s common stock by (i) our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent or more of the outstanding shares of our parent’s common stock.

Beneficial ownership is defined in accordance with rules adopted by the SEC and includes shares subject to stock options if exercisable on January 30, 2004 or within 60 days thereafter.

Name of Beneficial Owner (1)	Shares Beneficially Owned		Percent Beneficially Owned
Welsh, Carson, Anderson & Stowe	54,094,939	(2)	96.2%
Co-Investment Partners, L.P.	3,333,334	(3)	5.9
James C. New	3,195,307		5.7%
Joseph A. Sonnier, M.D.	200,051	(4)		*
David L. Redmond	0	(5)		*
Martin Stefanelli	0	(6)
Jeffrey A. Mossler, M.D.	95,859	(7)		*
D. Scott Mackesy	12,341	(8)		*
Paul B. Queally	83,330	(9)		*
Raymond Ranelli	0
C. Arnold Renschler, M.D.	10,333	(10)		*
Sean M. Traynor	1,667	(11)		*
All directors and executive officers as a group	403,581	(12)		*

*	Less than one percent.
(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 7289 Garden Road, Suite 200, Riviera Beach, Florida 33404.
(2)	Represents (A) 46,055,632 shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 1,432,313 shares held by WCAS Capital Partners III, L.P. over which WCAS Capital Partners III, L.P. has sole voting and investment power, (C) an aggregate 1,405,472 shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of WCAS IX, general partners of WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P. and/or otherwise employed by an affiliate of WCAS IX, and (D) an aggregate of 6,633,835 shares held by entities who are limited partners of WCAS IX or who are affiliates of such limited partners over which WCAS IX has sole voting power, including the shares held by Co-Investment Partners, L.P. WCAS IX Associates LLC, the sole general partner of WCAS IX, and the individuals who serve as general partners of WCAS IX Associates LLC, including Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS IX. Such persons disclaim beneficial ownership of such shares. WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P., and the individuals who serve as general partners of WCAS CP III Associates LLC, including Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS Capital Partners III, L.P. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.
(3)	The address of Co-Investment Partners, L.P. is 660 Madison Avenue, 23rd floor, New York, New York 10021. WCAS IX has sole voting power with respect to all shares held by Co-Investment Partners, L.P.
(4)	Includes 191,718 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 766,874 shares subject to unexercisable stock options.
(5)	Includes no shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 1,118,362 shares subject to unexercisable stock options.
(6)	Includes no shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 766,874 shares subject to unexercisable stock options.

(7)	Includes 95,859 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 383,437 shares subject to unexercisable stock options.
(8)	Includes 12,341 shares over which Mr. Mackesy has sole voting and investment power. Does not include 46,055,632 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Mackesy, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Mackesy disclaims beneficial ownership of such shares.
(9)	Includes 83,830 shares over which Mr. Queally has sole voting and investment power. Does not include 46,055,632 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Mackesy disclaims beneficial ownership of such shares.
(10)	Includes 2,000 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 8,000 shares subject to unexercisable stock options.
(11)	Includes 1,667 shares over which Mr. Traynor has sole voting and investment power. Does not include 46,055,632 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Traynor, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P. may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners, L.P. Mr. Traynor disclaims ownership of such shares.
(12)	Includes 287,577 shares subject to stock options which are exercisable within 60 days. Does not include 46,055,632 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, Mr. Mackesy and Mr. Traynor, each, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally, Mr. Mackesy and Mr. Traynor each disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The March 2003 Transaction

On December 8, 2002, we entered into a merger agreement which contemplated our merger with Amy Acquisition Corp., a wholly-owned subsidiary of Holdings. Amy Acquisition Corp. and Holdings were each formed at the direction of Welsh, Carson, Anderson & Stowe. We completed the merger and became a wholly-owned subsidiary of Holdings, our parent, on March 27, 2003. Upon consummation of the merger and the other March 2003 Transaction, Welsh, Carson, Anderson & Stowe IX, L.P., or WCAS IX, and its related investors owned all of our parent’s outstanding common stock.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the then current stockholders and option holders of AmeriPath, other than WCAS IX and its affiliates, all amounts due to them under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock then owned by WCAS IX and its affiliates were contributed to our parent in exchange for shares of its common stock. Upon consummation of the merger, those shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by:

•	a cash common equity investment in our parent by WCAS IX and its related equity investors of $296.2 million, which funds were contributed to us by our parent,

•	the borrowing by us of $225.0 million in term loans under our senior credit facility, and

•	the issuance of $275.0 million aggregate principal amount of our senior subordinated notes.

In addition, concurrently with the consummation of the merger and the other March 2003 Transaction on March 27, 2003, our parent issued to WCAS Capital Partners III, L.P., or WCAS CP III, an investment partnership affiliated with WCAS IX, $67.0 million in principal amount of our parent’s senior subordinated notes and 1,432,313 shares of our parent’s common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a cash collateral account, which cash, subject to some exceptions, will be used from time to time to fund future payments under our contingent notes relating to acquisitions completed prior to the consummation of the merger and the other March 2003 Transaction. The lenders under our senior credit facility have a first-priority security interest in all funds held in such cash collateral account.

Investor Agreements and Arrangements

In connection with their investment in our parent, WCAS IX, WCAS CP III, and their related investors, collectively referred to as the Welsh Carson investors, entered into a stock subscription agreement, a securities purchase agreement, a stockholders agreement and a registration rights agreement with our parent prior to the completion of the March 2003 Transaction. Pursuant to the stock subscription agreement, the Welsh Carson investors purchased shares of our parent’s common stock for an aggregate purchase price of approximately $293.8 million in cash plus the 1,534,480 shares of AmeriPath, Inc. common stock currently owned by them. Pursuant to the securities purchase agreement, WCAS CP III purchased $67.0 million in principal amount of our parent’s senior subordinated notes and 1,432,313 shares of its common stock, for an aggregate purchase price of $67.0 million. See “Description of Certain Other Indebtedness-Description of our Parent’s Senior Subordinated Notes.” Pursuant to the stockholders agreement, the Welsh Carson investors entered into agreements among themselves relating to the transfer of equity securities of our parent, and our parent granted the Welsh Carson investors certain preemptive rights. Pursuant to the registration rights agreement, our parent granted the Welsh Carson investors certain rights to require it to register their shares of common stock under the Securities Act or include, upon request, their shares in any registration of shares affected by our parent. In addition, the March 2003 Transaction, a designee of WCAS IX received a one-time fee of $8.5 million in connection with the March 2003 Transaction and we reimbursed WCAS IX and its affiliates for their out-of-pocket expenses in connection with the March 2003 Transaction.

Management Agreement

In connection with the March 2003 Transaction, our parent entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provided management and financial advisory services to our parent and its subsidiaries, including us. WCAS Management Corporation receives a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Recent Offering: Welsh Carson Redemption

On July 24, 2003, our parent consummated a private placement of 710,648 shares of its common stock to physicians and other selected employees of our company at a price of $6.00 per share, the price per share paid by WCAS IX in connection with the March 2003 Transaction. The gross proceeds of $4,263,888 from such offering were used by our parent to redeem 710,648 shares of our parent’s common stock then held by WCAS IX at a redemption price of $6.00 per share.

Separation Agreement

On January 21, 2004 we entered into a separation agreement with James C. New. The separation agreement evidences the terms of Mr. New’s retirement as our chief executive officer effective as of February 1, 2004. Mr. New’s separation agreement provides, among other things, for a severance payment of $1,250,000 payable in twelve equal monthly installments, commencing on February 1, 2004. Mr. New has the right under his stock option agreements to purchase up to 1,455,640 shares of common stock of our parent at a purchase price of $6.00 per share. Subject to the terms of our parent’s agreements with financing sources, Mr. New has the right under his stock option agreements to require our parent to repurchase some or all of such shares, during an 18-month period commencing six months after the date of his purchase of such shares. The required repurchase price for any such shares is equal to the fair market value of the shares on the date Mr. New provides notice of his election to require the repurchase.

Other Relationships

Pursuant to a reference laboratory testing services agreement, effective as of December 31, 2000, with LabOne, Inc., we provide reference pathology laboratory services to LabOne at laboratories we operate in various locations across the United States. In 2002, we received approximately $4.1 million in payments from LabOne pursuant to this services agreement. Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, each of whom is one of our directors, are members of the board of directors of LabOne.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by E&Y for fiscal years ended December 31, 2003 and 2002.

	2003	2002
Audit fees (a)	$697,981	$336,085
Audit-related fees (b)	631,702	28,535
Tax fees (c)	362,110	75,000
Other fees (d)	1,590	—

Total fees	$1,693,383	$439,620

(a)	Audit fees consist of fees billed for professional services rendered for the audit of Ameripath’s annual consolidated financial statements for the fiscal year, reviews of the financial statements included in Ameripath’s quarterly reports on Form 10-Q for the fiscal year, assistance with S-4 filings and other accounting assistance, including expenses.
(b)	Audit-related fees consist of fees billed for assurance and related services that are reasonable related to the performance of the audit or review and are not reported under audit fees. These fees for 2003 primarily relate to debt offerings and audits and accounting consultation in connection with acquisitions.
(c)	Tax fees consist of fees billed for professional services rendered for conversion of corporations to LLC status, research of tax matters, and employment tax reviews.
(d)	Other fees consist of fees for product or services other than the services reported under the other named categories. In 2003, these fees were for research tools and seminars.

The Audit Committee pre-approves all audit and non-audit services performed by the Company’s independent auditors and all related fees to assure that the provision of such services does not impair the auditor’s independence. Under the Audit Committee policy, the independent auditors are prohibited from performing any non-audit services in contravention of SEC Rules. Any additional services or fees in excess of the approved amount require specific pre-approval by the Audit Committee. The Audit Committee may delegate its pre-approval authority to one or more of its members, but not to management. The member or members to whom such authority is delegated shall report any pre-approval decisions to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Ameripath, Inc. AMP Merger Corp., and Pathology Consultants of America, Inc. (D/B/A Inform DX), dated as of November 7, 2000 (Incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the tear ended December 31, 2000, dated April 2, 2001.)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (Incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated and filed on December 9, 2002.)

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

4.1	Rights Agreement, dated as of April 8, 1999, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the form of Rights Certificate, and the form of Summary of Rights (Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K, dated April 8, 1999.)

4.2	First Amendment to Preferred Share Purchase Rights Plan, dated as of December 8, 2002, by and between AmeriPath, Inc. and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 filed by the Registrant with its Current Report on Form 8-K dated and filed on December 9, 2002.)

4.3	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (Incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874)).

4.4	Form of 10.50% Senior Subordinated Notes due 2013 (Incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874).)

4.5	Registration Rights Agreement among AmeriPath, Inc., AmeriPath Holdings, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated March 27, 2003 (Incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874).)

10.1	Purchase Agreement among Amy Acquisition Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., and Wachovia Securities, Inc., dated March 27, 2003 (Incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874).)

10.2	Credit Agreement dated as of March 27, 2003, among AmeriPath, Inc., AmeriPath Holdings, Inc., The Lenders Named Therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent with Credit Suisse First Boston and Deutsche Bank Securities, Inc. as Joint Bookrunners and Joint Lead Arrangers (Incorporated by reference to Exhibit 10.3 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874).)

10.3	Guarantee and Collateral Agreement dated as of March 27, 2003, among AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiaries of AmeriPath, Inc. identified therein and Credit Suisse First Boston, as Collateral Agent (Incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874).)

10.15	Separation Agreement, dated January 21, 2004, among AmeriPath, Inc., Ameripath Holdings, Inc. and James C. New

16.1	Letter from Deloitte & Touche LLP, dated April 12, 2002 (Incorporated by reference to Exhibit 16 filed with AmeriPath’s Current Report on Form 8-K/A dated April 1, 2002 and filed with the SEC on April 15, 2002.)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Independent Auditors’ Reports	F-2 to F-3

Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4

Consolidated Statements of Income for the years ended December 31, 2001 and 2002, the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through December 31, 2003	F-5

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2001 and 2002,
the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through December 31, 2003	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2002,
the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through December 31, 2003	F-7

Notes to Consolidated Financial Statements	F-8 to F-41

All schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

F–1

Report of Independent Auditors

To the Board of Directors and Stockholder of AmeriPath, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and its predecessor as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity, and cash flows of the Company for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameripath, Inc. and subsidiaries as of December 31, 2003 and its predecessor as of December 31, 2002, and the consolidated results of operations and cash flows of the Company for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2002 the predecessor changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP
West Palm Beach, Florida
March 17, 2004

F–2

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of AmeriPath, Inc.:

We have audited the consolidated statement of income, stockholder’s equity, and cash flows of AmeriPath, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2001 in conformity with the accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statement, in 2001, the Company changed its method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

/s/ Deloitte & Touche

Certified Public Accountants

Miami, Florida

February 22, 2002

F–3

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2003
	(Predecessor)	(Successor)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$964	$23,536
Restricted cash	8,453	12,825
Accounts receivable, net	90,886	81,595
Inventories	1,823	1,903
Income tax receivable	7,596	1,384
Deferred tax asset, net	9,149	13,331
Other current assets	5,237	4,469

Total current assets	124,108	139,043

PROPERTY AND EQUIPMENT, NET	26,126	27,103

OTHER ASSETS:
Goodwill, net	277,337	532,875
Identifiable intangibles, net	275,219	186,560
Other	5,670	27,172

Total other assets	558,226	746,607

TOTAL ASSETS	$708,460	$912,753

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,589	$40,314
Accrued interest	181	7,318
Current portion of long-term debt	433	3,450
Other current liabilities	5,491	1,873

Total current liabilities	48,694	52,955

LONG-TERM LIABILITIES:
Long-term debt	115,820	489,008
Other liabilities	13,176	17,232
Deferred tax liabilities, net	79,444	14,883

Total long-term liabilities	208,440	521,123

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY
Common stock, $.01 par value, 60,000 (predecessor) and 100 shares authorized, 30,673 (predecessor) and 100 shares issued and outstanding at December 31, 2002 and 2003, respectively	307	1
Additional paid-in capital	321,658	334,820
Retained earnings	129,361	3,854

Total stockholder’s equity	451,326	338,675

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$708,460	$912,753

See accompanying notes to consolidated financial statements.

F–4

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Predecessor			Successor
	Years Ended December 31,		Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	2001	2002
NET REVENUES:
Net patient service revenue	$387,384	$453,650	$113,478	$348,134
Net management service revenue	31,348	25,168	5,479	17,912

Total net revenues	418,732	478,818	118,957	366,046

OPERATING COSTS & EXPENSES:
Cost of Services:
Net patient service revenue	178,760	223,695	58,797	178,463
Net management service revenue	21,342	14,878	3,348	11,308

Total cost of services	200,102	238,573	62,145	189,771
Selling, general and administrative expenses	71,856	84,868	21,726	65,579
Provision for doubtful accounts	48,287	58,170	14,997	56,376
Amortization expense	18,659	11,389	3,107	8,352
Merger-related charges	7,103	2,836	10,010	2,404
Restructuring costs	—	—	1,196	2,044
Asset impairment and related charges	3,809	2,753	—	425

Total operating costs and expenses	349,816	398,589	113,181	324,951

INCOME FROM OPERATIONS:	68,916	80,229	5,776	41,095

OTHER INCOME (EXPENSE):
Interest expense	(16,350)	(4,016)	(1,180)	(34,469)
Termination of interest rate swap agreement	(10,386)	—	—	—
Write-off of Genomics investment	—	(1,000)	—	—
Write-off of deferred financing costs	(1,574)	—	(957)	—
Other income, net	145	548	33	318

Total other expense, net	(28,165)	(4,468)	(2,104)	(34,151)

INCOME BEFORE INCOME TAXES	40,751	75,761	3,672	6,944

PROVISION FOR INCOME TAXES	17,399	31,120	2,131	3,090

NET INCOME	$23,352	$44,641	$1,541	$3,854

See accompanying notes to consolidated financial statements.

F–5

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid – in Capital	Retained Earnings	Accumulated Comprehensive (Loss) Income	Total
	Shares	Amount
Predecessor:
BALANCE, DECEMBER 31, 2000	24,734	$247	$188,050	$61,368	$—	$249,665
Stock issued in connection with acquisitions	114	1	2,152	—	—	2,153
Exercise of options and warrants	582	6	3,421	—	—	3,427
Tax benefit from stock options	—	—	3,971	—	—	3,971
Secondary offering	4,744	48	115,752	—	—	115,800
Contingent shares issued	20	—	822	—	—	822
Net income	—	—	—	23,352	—	23,352
Transition adjustment, net of tax	—	—	—	—	(3,000)	(3,000)
Change in fair value of derivative financial instruments, net of tax	—	—	—	—	(2,946)	(2,946)
Termination of swap agreement, net	—	—	—	—	5,946	5,946

BALANCE, DECEMBER 31, 2001	30,194	302	314,168	84,720	—	399,190
Stock issued in connection with acquisitions	108	1	1,657	—	—	1,658
Exercise of options and warrants	351	4	2,289	—	—	2,293
Tax benefit from stock options	—	—	2,722	—	—	2,722
Contingent shares issued	20	—	822	—	—	822
Net income	—	—	—	44,641	—	44,641

BALANCE, DECEMBER 31, 2002	30,673	307	321,658	129,361	—	451,326
Exercise of options and warrants	19	—	268	—	—	268
Tax benefit from stock options	—	—	40	—	—	40
Net income for the period from January 1, 2003 through March 27, 2003	—	—	—	1,541	—	1,541

BALANCE, MARCH 27, 2003	30,692	$307	$321,966	$130,902	$—	$453,175

Successor:
Capitalization of successor company at March 28, 2003	100	$1	$319,666	$—	$—	$319,667
Contingent note proceeds	—	—	15,154	—	—	15,154
Net income for the period from March 28, 2003 through December 31, 2003	—	—	—	3,854	—	3,854

BALANCE, DECEMBER 31, 2003	100	$1	$334,820	$3,854	$—	$338,675

See accompanying notes to consolidated financial statements.

F–6

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor			Successor
	Years Ended December 31,		Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,352	$44,641	$1,541	$3,854
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,601	7,603	2,130	6,673
Amortization	19,074	11,641	3,169	10,317
Loss (gain) on disposal of assets	110	(25)	(2)	39
Gain on sale of managed practice	—	(254)	—	—
Deferred income taxes	(6,608)	5,323	—	2,603
Provision for doubtful accounts	48,287	58,170	14,997	56,376
Asset impairment and related charges	3,809	2,753	—	425
Write-off of Genomics investment	—	1,000	—	—
Write-off of deferred financing costs	1,574	—	957	—
Acquisition and merger-related charges	7,103	2,836	10,010	2,404
Termination of interest swap agreement	10,386	—	—	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(59,174)	(65,184)	(19,607)	(42,252)
(Increase) decrease in inventories	(486)	69	42	(122)
Decrease (increase) in other current assets	58	(9,321)	1,321	5,665
(Decrease) increase in accrued interest	(1,024)	(157)	(155)	7,292
Increase (decrease) in other assets	(801)	61	139	(1,815)
Increase in accounts payable and accrued expenses	1,905	10,329	10,108	(7,210)
Merger-related charges paid	(6,139)	(376)	—	—

Net cash provided by operating activities	48,027	69,109	24,650	44,249

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(7,773)	(8,744)	(2,553)	(6,750)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(5,045)	(43,970)	(702)	(4,120)
Acquisition and merger-related charges paid	(625)	(2,399)	(642)	(13,544)
Proceeds from sale of managed practice	—	2,700	—	—
Increase in restricted cash	(1,600)	(6,853)	(15)	(4,357)
Payments of contingent notes	(36,101)	(39,856)	(21,879)	(15,154)

Net cash used in investing activities	(51,144)	(99,122)	(25,791)	(43,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	3,427	2,293	268	—
Debt issuance costs	(560)	(221)	—	(22,834)
Net borrowings (payments) on long-term debt and capital leases	(1,129)	(215)	(131)	756
Proceeds from term loan facility	90,000	23,190	—	225,000
Payments on former credit facility	—	—	—	(113,190)
Repayments under term loan facility	—	—	—	(11,687)
Proceeds from senior debt offering	—	—	—	275,000
Equity investment by parent	—	—	—	296,222
Contingent note proceeds	—	—	—	15,154
Purchase of common stock and outstanding options	—	—	—	(629,554)
Transaction costs	—	—	—	(11,655)
Net payment under former credit facility	(197,216)	—	—	—
Termination of interest swap agreement	(10,386)	—	—	—
Tax benefit from exercise of stock options	3,971	2,722	40	—
Proceeds from secondary offering	115,800	—	—	—

Net cash provided by financing activities	3,907	27,769	177	23,212

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	790	(2,244)	(964)	23,536
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,418	3,208	964	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,208	$964	$—	$23,536

SUPPLEMENTAL NON-CASH TRANSACTIONS
Contingent stock issued	$822	$822	$—	$—
Stock issued in connection with the acquisitions	2,153	1,658	—	—
Rollover of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) equity	—	—		23,445
Property and equipment acquired pursuant to capital leases	—	—	444	12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	17,295	3,888	552	25,761
Cash paid during period for income taxes	21,001	31,984	892	2,462

See accompanying notes to consolidated financial statements.

F–7

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise indicated)

Note 1. Business and Organization

AmeriPath, Inc. and subsidiaries (“Ameripath” or the “Company”), is one of the leading anatomic pathology laboratory companies in the United States. AmeriPath offers a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. The Company services an extensive referring physician base through its 15 regional laboratories and 36 satellite laboratories, and provides inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”), formerly known as Amy Holding Company, and its wholly-owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. The Company refers to the merger as the “March 2003 Transaction” (see Note 3). References herein to our “predecessor” refer to the activities, financial position and results of operations of Ameripath prior to the March 2003 Transaction.

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson and Stowe IX (“WCAS”). WCAS, its related investors and several employees of the Company own 100% of the outstanding common stock of Holdings.

Our predecessor was incorporated in February 1996 and since that time built its business by completing over 50 acquisitions of anatomic pathology laboratories and operations and through internal growth. On November 30, 2000, our predecessor merged with Pathology Consultants of America, Inc., also known as Inform DX. The Inform DX merger was accounted for as a pooling of interests.

The Company provides anatomic pathology services to both the outpatient and inpatient markets. In the outpatient market, our laboratory testing and diagnostic services are provided to physician offices, clinics and freestanding surgery centers. As part of these services, the Company owns and operates outpatient anatomic pathology laboratories, for which it bills patients and third party payors, principally on a fee-for-service basis, covering both the professional and technical components of such services. In the inpatient market, our services are provided through our hospital contracts with over 200 hospitals. In addition to providing anatomic pathology services, we generally serve as the medical director of the hospital’s clinical laboratory, microbiology laboratory and blood banking operation and facilitate the hospital’s compliance with licensing requirements. The Company typically bills and collects the professional component of the charges for medical services rendered by the Company’s pathologists, and, in some cases, the Company is also paid an annual fee for providing the medical director for the hospital’s clinical laboratory.

AmeriPath’s industry is highly regulated. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Business corporations like AmeriPath often are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians.

In states where AmeriPath is not permitted to directly own a medical operation, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, AmeriPath conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, AmeriPath generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management service agreement between AmeriPath and the affiliated entity. Under the management services agreement, AmeriPath exclusively manages all aspects of the operation other

F–8

than the provision of medical services. Generally, the affiliated entity has no operating assets because AmeriPath acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with Emerging Issues Task Force Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements (“EITF 97-2”), Financial Accounting Standards Board (“FASB”) Statement No. 94 and Accounting Pronouncements Board (“APB”) Opinion No. 16, the financial statements of the operations AmeriPath controls, including these affiliated entities, are included in the consolidated financial statements of AmeriPath.

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 5% of the Company’s net revenues for the period from January 1 through March 27, 2003, and the period from March 28 through December 31, 2003.

Note 2. Summary of Significant Accounting Policies

A summary of significant accounting policies followed by the Company is as follows:

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of AmeriPath, Inc., its wholly-owned subsidiaries, and companies in which the Company has a controlling financial interest by means other than the direct record ownership of voting stock, as discussed in Note 1. Intercompany accounts and transactions have been eliminated. The Company does not consolidate the affiliated physician groups it manages, as it does not have a controlling financial interest as described in EITF 97-2.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Because of the inherent uncertainties in this process, actual results could differ from those estimates. Such estimates include the recoverability of intangible assets and the collectibility of receivables, establishing self-insurance reserves for medical malpractice claims, health insurance and workers compensation costs, and incurred but not reported (“IBNR”) claims.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, senior credit facility borrowings and senior subordinated notes. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

At December 31, 2002 and 2003, the entire $113.2 million and $213.3 million outstanding under the predecessor’s and the Company’s, respectively, senior credit facility borrowings bear interest at a variable market rate, and thus has a carrying amount that approximates fair value. The $275.0 million of senior subordinated notes outstanding as of December 31, 2003 were trading at a premium.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

F–9

Restricted Cash

Restricted cash at December 31, 2002 and 2003 consists of approximately $8.5 million and $12.8 million of premium revenue recorded by the predecessor’s and the Company’s, respectively, insurance captive to be used for future insurance claims and expenses. The insurance captive was formed in 2002.

Inventories

Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost, determined on a first-in first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the related lease, including renewal options, or the useful life of the asset.

Certain software development costs for internally developed software are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are being amortized over 3 years. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense.

Intangible Assets

As of December 31, 2003, we had net identifiable intangible assets and net goodwill of $186.6 million and $532.9 million, respectively. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

In September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the March 2003 Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter of 2003, the Company recorded additional goodwill of approximately $14.4 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, the Company also reduced the carrying value of its hospital contracts by $65.3 million, client lists by $70.8 million, and the carrying value of deferred taxes associated with previous acquisitions by $63.3 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the March 2003 Transaction, the predecessor amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

F–10

The predecessor adopted the provisions of Statement of Financial Accounting Standards “ SFAS” No. 142 as of January 1, 2002. SFAS 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings in the period incurred.

The following unaudited pro forma summary presents the predecessor’s net income as if it had been accounting for goodwill under SFAS 142 for all of 2001:

2001
Reported net income	$23,352
Addback goodwill amortization, net of tax	6,685

Adjusted net income	$30,037

Net income for 2002 and each of the periods in 2003 exclude the amortization of goodwill.

During 2002, the predecessor identified certain triggering events that indicated a potential impairment of certain lab contracts and their corresponding intangible asset values. The predecessor recorded a pre-tax impairment charge of approximately $2.1 million, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and such charge is included on the consolidated statement of income for the year ended December 31, 2002. During 2002, the predecessor also recorded a loss of $0.7 million related to the sale of a managed practice. During 2003, the Company sold its ownership interest in two hospital-based practices in Florida and recorded a pre-tax loss of $425,000 as a result.

Deferred Debt Issuance Costs

On March 27, 2003, and in connection with our consummation of the March 2003 Transaction, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “New Credit Facility”). The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included on the consolidated statement of income of our predecessor for the three months ended March 27, 2003. Debt financing costs associated with the New Credit Facility have been capitalized and are being amortized on a straight-line basis over terms ranging from five to ten years. As of December 31, 2002 and 2003, gross amounts of $1.0 million and $22.8 million of debt financing costs, net of accumulated amortization of $0.3 and $1.9 million, respectively, are included in other assets in the consolidated balance sheets presented elsewhere herein.

Self Insured Claims Liability

Effective July 1, 2002, the predecessor replaced its existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. The predecessor entered into this self-insurance arrangement because of its inability to renew existing coverage at acceptable rates, which the predecessor believed to be an industry-wide situation. Under this self-insurance structure, the Company retains more risk for medical malpractice costs, including settlements and claims expense, than under previous coverages. While the predecessor obtained excess liability coverage for

F–11

medical malpractice costs, there is no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk the predecessor retains under these arrangements. The Company’s medical malpractice costs are based on actuarial estimates of its medical malpractice settlement and claims expense and the costs of maintaining the captive insurance program and excess coverage. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions could materially affect the Company’s results of operations in a particular period, even if the Company does not experience an actual increase in claims or related expenses. As of December 31, 2002 and 2003, $2.5 million and $5.4 million, respectively, of estimated loss reserves were accrued, based on actuarial estimates and a discount rate of 5% to cover existing claims filed. In addition, the Company has accrued incurred but not reported (“IBNR”) costs of $9.7 million as of December 31, 2003 to cover future IBNR claims, which are based on actuarial estimates, utilizing a discount rate of 5.0%. As of December 31, 2002, the Company had accrued IBNR costs of $7.9 million.

Revenue Recognition

The Company recognizes net patient service revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Net patient service revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and its results of operations and financial position.

Unbilled receivables for the owned practices, net of allowances, as of December 31, 2002 and 2003 amounted to approximately $10.6 million and $11.0 million, respectively, and are included in accounts receivable, net on the accompanying consolidated balance sheets.

Net management service revenue reported by the Company represents net physician group revenue less amounts retained by physician groups. The amounts retained by physician groups represent amounts paid to the physicians pursuant to the management service agreements between the Company and the physician groups. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician groups. The provision for bad debts represents management’s estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors.

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

As part of the March 2003 Transaction, all predecessor options that were outstanding at March 27, 2003 were repurchased by the Company. During 2003, Holdings granted approximately 7.6 million options to purchase shares of Holdings common

F–12

stock to certain directors and employees of the Company. The options were granted with an exercise price of $6.00 per share and most vest ratably over 5 years. Because Holdings is the principal shareholder in the Company, FASB Financial Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation”, requires that the Company account for option grants in Holdings stock as if the Company itself granted such options. No expense has been incurred related to these options since the exercise price of all such grants exceeded the fair value of Holdings’ common stock on the respective grant dates.

Options granted by the predecessor during 2002 were to predecessor employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. No options have been granted during 2003 that are exercisable into AmeriPath common stock. Accordingly, no stock-based employee compensation expense is reflected in the accompanying Consolidated Statements of Income for options.

The following table summarizes the Company’s pro forma consolidated results of operations as though the provisions of SFAS No. 123 had been used:

	Predecessor
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1 through March 27, 2003	Period from March 28 through December 31, 2003
Net income as reported	$23,352	$44,641	$1,541	$3,854

Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(8,189)	(4,291)	(1,654)	(967)

Pro forma net income (loss)	$15,163	$40,350	$(113)	$2,887

Income Taxes

The Company’s provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and represent the estimated future tax effects resulting from temporary differences between financial statement carrying values and tax reporting bases of assets and liabilities. In addition, future tax benefits, such as from net operating loss (“NOL”) carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $6.4 million of net deferred tax assets at December 31, 2003 due to the uncertainty regarding the Company’s ability to utilize the acquired NOLs of the Inform DX merger in 2000, or the Genomics capital loss in 2002, due to Internal Revenue Code limitations.

Comprehensive Income

In 2001, the predecessor adopted SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), which requires the predecessor to report and display certain information related to comprehensive income. For the years ended December 31, 2001 and 2002, the period from January 1, 2003 through March 27, 2003 and the period from March 28, 2003 through December 31, 2003, net income equaled comprehensive income.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and in June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” (“SFAS 137”) which delayed the effective date the Company is required to adopt SFAS 133 until its fiscal year 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain

F–13

Derivative Instruments and Certain Hedging Activities — an Amendment to FASB Statement No. 133.” (“SFAS 138”). This statement amended certain provisions of SFAS 133. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company does not enter into derivative financial instruments for trading purposes.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion No. 30”). Any gain or loss on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 resulted in the reclassification of a loss from the early extinguishment of debt of $965, net of tax, in 2001 from an extraordinary item to other income (expense). The gross amount of this loss was approximately $1.6 million and was reclassified to write-off of deferred financing costs and is included in income from operations. The Company also wrote-off $957 of deferred financing costs during the period from January 1, 2003 through March 27, 2003, which is included in other income (expense) in the consolidated statements of income.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No.146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases or other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003 and recorded $1.2 million and $2.0 million of restructuring costs in connection with a workforce reduction at several of our laboratories for the period from January 1, 2003 through March 27, 2003 and the period March 28, 2003 through December 31, 2003, respectively.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company must apply the provisions of FIN 46 for the first interim or annual period beginning after June 15, 2004. The Company is in the process of determining the impact of FIN 46, if any, but has not fully completed its evaluation.

In April 2003, the Financial Accounting Standards Board issued FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No.149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. Management expects that the adoption of SFAS No. 149 will have no impact on the Company’s financial position or results of operations.

F–14

In May 2003, the Financial Accounting Standards Board issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) finalized EITF 00-21, Revenue Arrangements with Multiple Deliverables. This pronouncement addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of the provisions of EITF 00-21 did not have any effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 3. The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor, pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”).

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under its new senior credit facility and the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

The March 2003 Transaction has been accounted for under the purchase method of accounting prescribed in SFAS No. 141, with intangible assets recorded in accordance with SFAS No. 142. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded.

As permitted under current guidance, any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the March 2003 Transaction be “pushed down” and recorded on our financial statements. The following table summarizes the final allocation of the March 2003 Transaction based upon a valuation completed by an independent third-party valuation firm during September 2003.

F–15

Cash and equity contributed by WCAS	$319,667
Total liabilities assumed	587,801
Fair value of assets acquired	(676,458)

Excess purchase price (goodwill)	$231,010

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2003, approximately $15.2 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

Note 4. Merger and Acquisitions

During the period from January 1, 2003 through March 27, 2003, the predecessor acquired one anatomic pathology practice. The total consideration paid by the Company in connection with this acquisition included cash of $0.7 million and additional purchase price consideration in the form of contingent notes. During the period from March 28, 2003 through December 31, 2003, the predecessor acquired three anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $4.1 million and additional purchase price consideration in the form of contingent notes. During 2002, the predecessor acquired seven anatomic pathology practices. The total consideration paid by the predecessor in connection with these acquisitions included cash of $44.0 million, and 108,265 shares of common stock valued at $1.7 million. In addition, the predecessor issued additional purchase price consideration in the form of contingent notes. During 2001, the predecessor acquired one anatomic pathology operation. The total consideration paid by the predecessor in connection with the acquisition, which is deemed immaterial, included cash and issuance of common stock and subordinated debt. In addition, the predecessor issued additional purchase price consideration in the form of contingent notes.

All of the above acquisitions were recorded using the purchase method of accounting. The final allocation of the purchase price was determined based on the fair value of assets acquired and the fair value of liabilities assumed as of the date that the acquisition was consummated. Intangible assets have been identified which are valued apart from goodwill in the amount of approximately $37.0 million and $3.8 million, respectively, for the 2002 and 2003 acquisitions. Under SFAS No. 142, goodwill associated with these acquisitions is no longer being amortized, but will be reviewed annually for impairment. Goodwill recorded as a result of the acquisitions totaled $20.2 million and $1.2 million, respectively, for 2002 and 2003. All of the goodwill acquired is included in our owned reportable segment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective dates of purchase.

During the year ended December 31, 2002, the predecessor made contingent note payments of $39.9 million, issued $0.8 million of contingent stock, and made other purchase price adjustments of approximately $0.1 million in connection with certain post-closing adjustments and acquisition costs. During the period January 1 through March 27, 2003, the predecessor made contingent note payments of $21.9 million. During the period March 28, 2003 through December 31, 2003, the Company made contingent note payments of $15.1 million.

All of the Company’s and the predecessor’s acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition in 2000. The aggregate consideration paid, and to be paid for acquisitions, is based on a number of factors, including each practice’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of

F–16

stipulated levels of operating earnings (as defined) by each of the practices over five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments of approximately $103.7 million over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement were not met. As of December 31, 2003, contingent note payments aggregating $166.0 million have been paid. Additional payments are accounted for as additional purchase price, which increases goodwill.

The accompanying consolidated financial statements include the results of operations of acquisitions accounted for under the purchase method from the date acquired through December 31, 2003. The following unaudited pro forma information presents the consolidated results of operations for the years ended December 31, 2002 and 2003 as if the acquisitions had been consummated on January 1, 2002, January 1, 2003, and March 28, 2003, respectively. Such unaudited pro forma information is based on historical financial information and does not include operational or other changes that might have been effected by the Company.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future. Results for the year ended December 31, 2001 have been excluded due to the immateriality of the one acquisition.

	Predecessor		Successor
	Year ended December 31, 2002	Period from January 1 through March 27, 2003	Period from March 28 through December 31, 2003
Net revenues	$497,412	$119,763	$367,736
Net income	$49,050	$1,990	$4,590

Note 5. Accounts Receivable

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

Accounts receivable consisted of the following:

	December 31,
	Predecessor 2002	Successor 2003
Gross accounts receivable	$187,094	$207,015
Less: Allowance for contractual and other adjustments	(58,101)	(74,389)
Allowance for uncollectible accounts	(38,107)	(51,031)

Accounts receivable, net	$90,886	$81,595

F–17

The following table represents the rollforward of the allowances for contractual adjustments and uncollectible accounts:

	Years Ended December 31,
	2001	2002	2003
Beginning allowances for contractual adjustments and uncollectible accounts	$95,934	$104,023	$96,208
Provision for contractual adjustments	236,821	307,756	368,274
Provision for doubtful accounts	48,287	58,170	71,373
Managed practice contractual adjustments and bad debt expense	46,428	33,913	29,439
Write-offs and other adjustments	(323,447)	(407,654)	(439,874)

Ending allowance for contractual adjustments and uncollectible accounts	$104,023	$96,208	$125,420

The Company grants credit without collateral to individual patients, most of whom are insured under third-party payor agreements. The estimated mix of receivables from patients and third-party payors is as follows:

	December 31,
	Predecessor 2002	Successor 2003
Government programs	13.7%	15.1%
Third-party payors	55.3	55.0
Private pay patients	26.4	26.6
Other	4.6	3.3

	100.0%	100.0%

Note 6. Net Revenue

Net patient service revenue consisted of the following:

	Predecessor			Successor
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1 through March 27, 2003	Period from March 28 through December 31, 2003
Gross revenue	$624,205	$761,406	$199,221	$630,665
Less contractual and other adjustments	(236,821)	(307,756)	(85,743)	(282,531)

Net patient service revenue	$387,384	$453,650	$113,478	$348,134

F–18

Net management service revenue consisted of the following:

	Predecessor			Succesor
	Years Ended December 31,		Period from January 1 through March 27, 2003	Period from March 28 through December 31, 2003
	2001	2002
Gross physician group revenue	$99,338	$73,470	$15,900	$49,380
Contractual adjustments and bad debt expense	(46,428)	(33,913)	(7,483)	(21,955)

Net physician group revenue	52,910	39,557	8,417	27,425
Less amounts retained by physician groups	(21,562)	(14,389)	(2,938)	(9,513)

Net management service revenue	$31,348	$25,168	$5,479	$17,912

A significant portion of the Company’s net revenue is generated by the hospital-based practices through contracts with various hospitals. HCA - The Healthcare Company (“HCA”) owned approximately 12% of these hospitals. For the years ended December 31, 2001, 2002 and 2003, approximately 12%, 10%, and 10%, respectively, of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company’s financial position and results of operations.

F–19

Note 7. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Life (Years)	Predecessor December 31, 2002	Successor December 31, 2003
Laboratory, office and data processing equipment	3-7	$39,867	$45,517
Leasehold improvements	5-10	9,342	11,384
Furniture and fixtures	3-7	3,372	4,245
Mobile laboratory units	3	200	200
Automotive vehicles	3-5	1,904	2,266

		54,685	63,612
Less accumulated depreciation		(32,130)	(40,247)
Construction in progress		3,571	3,738

Property and equipment, net		$26,126	$27,103

Note 8. Intangible assets

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

			December 31, 2003 Amortization periods
	Predecessor December 31, 2002	Successor December 31, 2003	Range	Weighted Average Years
Hospital contracts	$225,558	$132,269	25	25
Accumulated amortization	(29,975)	(3,892)
Client lists	89,798	3	10	10
Accumulated amortization	(17,987)	—
Laboratory contracts	1,300	240	1	1
Accumulated amortization	(812)	(180)
Management service agreements	8,972	8,000	20	20
Accumulated amortization	(1,635)	(300)
Non-compete and employment agreements	—	18,000	3-5	4
Accumulated amortization	—	(3,980)
Payor contracts	—	9,200	N/A	N/A
Trade names	—	27,200	N/A	N/A

Identifiable intangibles, net	$275,219	$186,560

Goodwill	$300,536	$532,875
Accumulated amortization	(23,199)	—

Goodwill, net	$277,337	$532,875

F–20

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2003 is as follows:

2004	$11,058
2005	10,997
2006	7,797
2007	6,731
2008	5,951
thereafter	107,626

The weighted average amortization period for identifiable intangible assets is approximately 14.1 years. As discussed in Note 2, the predecessor ceased amortizing goodwill during 2002 upon adoption of SFAS No. 142.

Note 9. Asset Impairment and Related Charges

During 2001, two pathologists in the Birmingham, Alabama practice terminated their employment with the predecessor and opened their own pathology laboratory. As a result, the predecessor was unable to retain most of these customers and, consequently, recorded a non-cash asset impairment charge of $3.8 million.

During 2002, the predecessor recorded a pre-tax, non-cash charge of approximately $2.1 million related to lab contracts which were terminated by Quest Diagnostics (“Quest”). In addition, during 2002, the predecessor terminated its management service agreement with a managed lab operation in Georgia. As a result of the termination, the predecessor recorded a non-cash charge of approximately $0.7 million, which included approximately $0.3 million of intangible assets related to management service agreements.

During 2003, the Company sold its ownership interest in two hospital-based practices in Florida and as a result, recorded a pre-tax loss of $425,000.

Note 10. Investment in Genomics

In 2000, the predecessor made a $1.0 million investment in Genomics Collaborative, Inc. (“GCI”) for which it received 333,333 shares of GCI Series D Preferred Stock. GCI is a privately held, start-up company which has a history of operating losses. In 2002, the predecessor determined there was an other than temporary decline in the fair value of this investment as a result of Genomics continuing operating and cash flow losses. During 2002, the predecessor recorded a non-cash, pre-tax write down of $1.0 million to reduce its investment in GCI to net realizable value.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Predecessor December 31, 2002	Successor December 31, 2003
Accounts payable	$16,294	$16,411
Accrued compensation	19,477	17,876
Accrued loss reserves	4,103	4,029
Accrued acquisition costs	2,187	1,549
Other accrued expenses	528	449

Total	$42,589	$40,314

F–21

Note 12. Merger-Related Charges

In connection with the March 2003 Transaction and the Company’s and predecessor’s numerous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs as it relates to the Inform DX acquisition. During 2003, the Company recorded merger-related charges of approximately $12.4 million as a result of the March 2003 Transaction. During 2002, the predecessor recorded merger-related charges totaling $2.8 million related to the March 2003 Transaction. During the first quarter of 2001, the predecessor recorded merger-related costs totaling $7.1 million related to the Inform DX merger.

A reconciliation of activity with respect to merger-related reserves is as follows:

Predecessor:

	Balance December 31, 2001	Balance Sheet Charges	Statement of Operations Charges	Payments	Balance December 31, 2002
Transaction costs	$116	$—	$2,836	$(260)	$2,692
Employee termination costs	3,432	—	—	(1,952)	1,480
Lease commitments	2,165	—	—	(417)	1,748
Other exit costs	160	—	—	(30)	130

Total	5,873	$—	$2,836	$(2,659)	6,050

Less: portion included in current liabilities	(3,183)				(4,503)

Total included in other liabilities	$2,690				$1,547

	Balance December 31, 2002	Balance Sheet Charges	Statement of Operations Charges (predecessor)	Statement of Operations Charges (successor)	Payments	Balance December 31, 2003
Transaction costs	$2,692	$10,201	$10,010	$2,404	$(25,307)	$—
Employee termination costs	1,480	28	—	—	(1,308)	200
Lease commitments	1,748	(167)	—	—	(408)	1,173
Other costs	130	139	—	—	(56)	213

Total	6,050	$10,201	$10,010	$2,404	$(27,079)	1,586

Less: portion included in current liabilities	(4,503)					(581)

Total included in other liabilities	$1,547					$1,005

F–22

Note 13. Restructuring Costs

During the period ended March 27, 2003, the predecessor incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories. The Company incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our Southern California laboratory. The Southern California laboratory was closed as a result of a loss of revenues from Quest Diagnostics, Inc., which historically accounted for a significant portion of this laboratory’s revenues.

Note 14. Long-term Debt

Long-term debt consisted of the following:

	Predecessor December 31, 2002	Successor December 31, 2003
Revolving loan	$113,190	$—
Term loan	—	213,313
Note payable, other	95	1,274
Capital leases	321	452
Senior subordinated notes	—	275,000
Subordinated notes issued and assumed in connection with acquisitions, payable in varying amounts through 2005, with interest at rates of 6.5% to 9.5%	2,647	2,419

	116,253	492,458
Less: current portion	(433)	(3,450)

Long-term debt, net of current portion	$115,820	$489,008

At December 31, 2003, maturities of long-term debt were as follows:

2004	$3,450
2005	4,850
2006	2,218
2007	2,199
2008	2,175
thereafter	477,566

Total	$492,458

Term Loan Facility—On March 27, 2003, in connection with our consummation of the March 2003 Transaction, the predecessor terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility of approximately $1.0 million and is included in the predecessor statement of operations for the period from January 1, 2003 through March 27, 2003.

The New Credit Facility provided for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the March 2003 Transaction and a $65.0 million revolving credit facility with a maturity of six years. In February 2004, the Company paid down the term loan facility of the New Credit Facility to $125.0 million with proceeds of the issuance of $75.0 million of additional 10 ½% Senior Subordinated Notes due 2013 and the Company’s cash on hand. See Note 25 – Subsequent Events. In connection with this reduction of the term facility, the interest rate of the term facility and terms and covenants of the facility were modified as reflected in the following paragraphs.

F–23

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the revolving loan facility will be subject to adjustments based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the New Credit Facility) being within certain defined ranges. The interest rate at December 31, 2003 was 5.63%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

Subject to exceptions, the New Credit Facility requires mandatory prepayments of term loans in amounts equal to 100% of the net cash proceeds from asset sales which are not reinvested by the Company within specific periods, 50% of the net cash proceeds from the issuance of equity securities by the Company or Holdings, 100% of the net cash proceeds from the issuance of debt securities by the Company or Holdings if the leverage ratio is 5.25 times or greater or 50% if the leverage ratio is 5.25 times or less, and 50% of our annual excess cash flow, less all voluntary prepayments made during the year.

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on March 31, 2004. On December 31, 2003, the Company made a voluntary principal prepayment of $10.0 million on the New Credit Facility.

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

The New Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio calculation, a fixed charge coverage ratio calculation and a maximum net senior leverage ratio calculation, which become more restrictive over time. In addition, the New Credit Facility includes negative covenants restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s holding company notes beginning in the fiscal year ending December 31, 2004.

Senior Subordinated Notes—On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. See Note 25- Subsequent Events. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s

F–24

current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness. On October 1, 2003, the Company made a semi-annual interest payment of approximately $14.8 million.

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

Letters of Credit

As of December 31, 2003, the Company had letters of credit outstanding totaling $2.5 million. The letters of credit secure payments under certain operating leases and expire at various dates in 2004 through 2009. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.6%. Available borrowings under the $65 million revolving credit facility are reduced by these letters of credit. In addition, the Company has $300,000 of surety bonds outstanding to satisfy Florida medicaid requirements.

Note 15. Interest Rate Risk Management

During 2001, in connection with the termination of the former credit facility, the predecessor terminated its interest rate swap agreements, and recorded a charge of approximately $10.4 million.

Note 16. Lease Commitments

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 20. Future minimum lease commitments under noncancellable operating leases consisted of the following at December 31, 2003:

2004	$5,609
2005	5,550
2006	4,611
2007	3,969
2008	3,146
Thereafter	14,907

$37,792

In addition, certain owners of the managed practices are lessees of various equipment, auto and facility operating leases that are used in the operations of the business. Future payments under these leases are $1.5 million, of which the Company is responsible for their corresponding share as defined in the management service agreements. The Company’s obligations, based upon their management fee percentage, are $0.2 million. In the event of termination of a management service agreement, any related lease obligations are also terminated or assumed by the managed practice.

Owned practices’ rent expense under operating leases for the years ended December 31, 2001, 2002, and 2003 was $5.2 million, $4.8 million, and $6.8 million, respectively.

F–25

Note 17. Option Plan

Our parent has adopted a 2003 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 7,668,736 shares of our parent’s common stock. Shares of common stock related to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

A committee of not less than two persons appointed by the board of directors of our parent administers the stock option plan. If no such committee is appointed the board of directors serves as the administrator and has all authority and obligations under the stock option plan. The administrator has the sole discretion to grant options to employees and to determine the terms of awards and options granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of sescent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

The exercise price of any incentive stock option granted to an employee who possesses more than 10% of the total combined voting power of all classes of our shares within the meaning of Section 422(b) (6) of the Code must be at least 110% of the fair market value of the underlying share at the time the option is granted and by its terms is not exercisable more than five years from the date it is assigned. Furthermore, the aggregate fair market value of shares of common stock purchased under an incentive stock option for the first time by an employee during any calendar year may not exceed $100,000. The term of any incentive stock option cannot exceed ten years from the date of grant.

The stock option plan will terminate in March 2013, but the board of directors of our parent may terminate the stock option plan at any time in its sole discretion. The board of directors of our parent may amend the plan subject to limited restrictions requiring the vote of a majority of the outstanding voting common stock of our parent.

The Company has elected to follow APB 25, and the related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if employee stock options had been accounted for under the fair value methods of that Statement. The value for these options was estimated at the date of grant using the Black-Scholes Option Pricing Model during 2001 and 2002 and the minimum value method during the period from March 28, 2003 through December 31, 2003 and the following weighted-average assumptions:

	2001	2002	2003
Risk free interest rate	3.3%	4.0%	3.3%
Dividend yield	—	—	—
Volatility factor	148.0%	61.5%	0%
Weighted average life (years)	4.2	8.0	8.0

Using the Black-Scholes Option Pricing Model, the estimated weighted-average grant date fair value per option granted in 2001, 2002, was $22.51 and $17.11 and during the period March 28, 2003 through December 31, 2003 was $1.49 using the minimum value method, respectively. The predecessor did not grant any options during January 1, 2003 through March 27, 2003

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

F–26

A summary of option activity is presented below:

	Predecessor 2001		Predecessor 2002		Predecessor January 1, 2003 through March 27, 2003		Successor March 28, 2003 through December 31, 2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Balance at beginning of Period	1,960,451	$9.30	2,248,939	$14.27	2,331,540	20.31	—	—
Repurchased					(2,317,675)	20.31	—	—
Granted	936,371	25.62	633,000	25.34	—	—	7,577,265	6.00
Exercised	(564,449)	6.05	(358,700)	26.18	(13,865)	11.95	—	—
Terminated/Lapsed	(83,434)	14.77	(191,699)	23.29	—	—	(1,121,357)	6.00

Balance at end of Period	2,248,939	14.27	2,331,540	20.31	—	—	6,455,908	6.00

Exercisable at end of Period	688,951	$11.21	682,421	$16.28	—	—	—	—

As part of the March 2003 Transaction, all stock options granted prior to 2003 were fully vested and purchased by the Company.

Note 18. Employee Benefit Plans

Effective July 1, 1997, the predecessor consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the “401(k) Plan”) covering substantially all eligible employees as defined in the 401(k) plan. The new 401 (k) Plan requires annual employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees’ contributions up to a maximum of one thousand dollars per employee. Matching contributions aggregating $.9 million, $1.0 million, $0.5 million and $0.5 million were expensed in year 2001, year 2002, the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through December 31, 2003, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans, which cover substantially all eligible employees of the acquired practices.

During 1999, the predecessor introduced a Supplemental Employee Retirement Plan (“SERP”) which covers only selected employees. The SERP is a non-qualified deferred compensation plan, which was established to aid in the retention of the non-selling physicians and other key employees. In 1999, the eligible participants were allowed to defer up to ten thousand dollars of compensation and/or eligible bonuses. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP, respectively, were $0.5 million and $0.3 million for the year ended December 31, 2001, $0.9 million and $0.3 million for the year ended December 31, 2002, respectively, and $1.2 million and $0.2 million for the year ended December 31, 2003, respectively.

The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. The amount expensed under both of these plans for employer contributions was approximately $1.6 million, $0.8 million, $0.2 million and $0.5 million in year 2001, year 2002, the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through December 31, 2003, respectively.

F–27

19. Commitments and Contingencies

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleges a breach of duty to stockholders in connection with the March 2003 Transaction. The plaintiffs seek to represent a putative class consisting of the former public stockholders of AmeriPath, Inc. Named as defendants in the Amended Complaint are AmeriPath, Inc. and the members of the AmeriPath, Inc. board of directors. The plaintiffs allege, among other things, that the consideration was inadequate, that the announcement was improperly timed, that AmeriPath, Inc. was not properly auctioned, that the March 2003 Transaction was unfair, that the proxy statement omitted certain information that the plaintiffs contend was material and that such AmeriPath, Inc. directors breached their fiduciary duties. The Amended Complaint seeks injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. We believe the Amended Complaint lacks merit and have moved to dismiss it. Notwithstanding this motion, the plaintiffs and we have agreed in principal to a non-class settlement that will be funded by our Directors and Officers insurance carrier, is in the range of future defense costs and will not materially impact our financial statements or operations. Upon consummation of the settlement, the litigation will be dismissed.

In addition, during the ordinary course of business, we have become and may in the future become subject to legal actions and proceedings. We may have liability with respect to our employees and our pathologists and with respect to hospital employees who are under the supervision of our hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice and most of those suits relate to cytology services. Based upon investigations conducted to date, we believe the outcome of any pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity. If we are ultimately found liable under the outstanding medical malpractice claims, there can be no assurance that medical malpractice insurance arrangements will be adequate to cover all such liabilities. We also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which we become responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

Through June 30, 2002, the predecessor was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the predecessor formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. For the period July 1, 2002 through June 30, 2003, approximately $11.4 million was expensed for medical malpractice costs. For the period July 1, 2003 through June 30, 2004, the Company expects to incur approximately $12.4 million for medical malpractice costs of which $6.2 million was incurred in the six months ended December 31, 2003.

Self-insured Health Benefits — Effective August 1, 2002, the predecessor provided health care benefits to its employees through a self insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at December 31, 2003 is $14.5 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Healthcare Regulatory Environment and Reliance on Government Programs — The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company’s net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s financial position and results of operations. The Company’s operations are continuously subject to review and inspection by regulatory authorities.

F–28

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. The Company is providing information to the United States Attorney’s office and intends to cooperate in the investigation. The Company is conducting its own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Employment Agreements — As part of the March 2003 Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which include, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the March 2003 Transaction, which resulted in change in control payments to those former employees which are included in merger-related costs for the period January 1, 2003 through March 28, 2003.

Quest Contracts — During 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with the predecessor’s Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Revenue from Quest for the year ended December 31, 2002 was $23.3 million and was not significant for any period in 2003. The Company expects the amount of revenue from our Quest contracts to not be significant in 2004.

Medicare Reimbursement — The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

Note 20. Related Party Transactions

Operating Leases — The Company leases laboratory and administrative facilities used in the operations of fifteen practices from entities beneficially owned by parties related to the Company. The terms of the leases expire from 2004 to 2009 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $0.8 million, $0.8 million, $0.4 million and $1.1 million for the year 2001, the year 2002, the period from January 1, 2003 through March 27, 2003 and the period from March 28, 2003 through December 31, 2003, respectively.

In 2002, the Company entered into a 4-year marketing agreement with a company partially owned by a current employee of the Company. The total amount of payments due under this commitment is $400,000, payable over 3 years and is included in selling, general & administrative expenses on the statement of income.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2003, approximately $15.2 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

F–29

In connection with the March 2003 Transaction, our parent entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provided management and financial advisory services to our parent and its subsidiaries, including us. WCAS Management Corporation receives a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

On July 24, 2003 our parent consummated a private placement of 710,648 shares of its common stock to physicians and other selected employees of our company at a price of $6.00 per share, the price per share paid by WCAS IX in connection with the March 2003 Transaction. The gross proceeds of $4,263,888 from such offering were used by our parent to redeem 710,648 shares of our parent’s common stock then held by WCAS IX at a redemption price of $6.00 per share.

On January 21, 2004 we entered into a separation agreement with James C. New. The separation agreement evidences the terms of Mr. New’s retirement as our Chief Executive Officer effective as of February 1, 2004. Mr. New’s separation agreement provides, among other things, for a severance payment of $1,250,000 payable in twelve equal monthly installments, commencing on February 1, 2004. Mr. New has the right under his stock option agreements to purchase up to 1,455,640 shares of common stock of our parent at a purchase price of $6.00 per share. Subject to the terms of our parent’s agreements with financing sources, Mr. New has the right under his stock option agreements to require our parent to repurchase some or all of such shares, during an 18-month period commencing six months after the date of his purchase of such shares. The required repurchase price for any such shares is equal to the fair market value of the shares on the date Mr. New provides notice of his election to require the repurchase.

Pursuant to a reference laboratory testing services agreement, effective as of December 31, 2000, with LabOne, Inc., we provide reference pathology laboratory services to LabOne at laboratories we operate in various locations across the United States. In 2002, we received approximately $4.1 million in payments from LabOne pursuant to this services agreement. Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, each of whom is one of our directors, are members of the board of directors of LabOne.

Note 21. Income Taxes

The provision for income taxes for the years ended December 31, 2001 and 2002, for the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through December 31, 2003 consists of the following:

	Predecessor			Successor
	Years ended December 31,		Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	2001	2002
Current:
Federal	$21,092	$23,318	$(562)	$2,339
State	2,306	2,479	(60)	248

Total current provision (benefit)	23,398	25,797	(622)	2,587

Deferred:
Federal	(5,423)	4,812	2,488	455
State	(576)	511	265	48

Total deferred (benefit) provision	(5,999)	5,323	2,753	503

Total provision for income taxes	$17,399	$31,120	$2,131	$3,090

F–30

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

	Predecessor			Successor
	Year ended December 31,		Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
	2001	2002
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	3.7	3.7	3.7
Non-deductible items, primarily amortization of goodwill	5.0	—	—	—
Non-deductible items, merger- related charges	—	1.3	16.6	—
Other	(1.2)	0.6	1.6	(0.5)
Change in valuation allowance	—	0.5	—	6.8

	42.5%	41.1%	56.9%	45.0%

The following is a summary of the Company’s deferred tax assets, net and deferred tax liabilities, net as of December 31, 2002 and 2003:

	December 31,
	2002	2003
	(Predecessor)	(Successor)
Deferred tax assets (short term):
Allowance for doubtful accounts	$9,649	$13,687
Accrued liabilities	119	13

Deferred tax assets (short term)	9,768	13,700

Deferred tax liabilities (short term):
481(a) adjustment	(619)	(369)

Deferred tax liabilities (short term)	(619)	(369)

Net short term deferred tax assets	9,149	13,331

Deferred tax assets (long-term):
Net operating loss	6,816	7,004
Self insurance	4,921	4,059
Other	1,355	1,919

Deferred tax assets (long-term)	13,092	12,982
Less: valuation allowance	(5,923)	(6,383)

Net deferred tax assets (long-term)	7,169	6,599

Deferred tax liabilities (long-term):
Change from cash to accrual basis of accounting by the acquisitions	(742)	(174)
Intangible assets acquired	(85,050)	(20,090)
Property and equipment	(821)	(1,218)

Deferred tax liabilities (long-term)	(86,613)	(21,482)

Net long-term deferred tax liability	(79,444)	(14,883)

Net deferred tax liabilities	$(70,295)	$(1,552)

F–31

Note 22. Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 2001 and 2002, for the period from January 1 through March 27, 2003 and for the period from March 28 through December 31, 2003:

	Predecessor			Successor
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
Assets acquired	$8,050	$62,152	$1,200	$5,563
Liabilities assumed	(665)	(17,111)	(500)	(1,351)
Common stock issued	(2,153)	(1,658)	—	—

Cash paid for acquisitions	5,232	43,383	700	4,212
Less cash acquired	(752)	(388)	—	(93)

Net cash paid for acquisitions	4,480	42,995	700	4,119
Costs related to completed and pending acquisitions	565	975	2	1

Cash paid for acquisitions and acquisition costs, net of cash acquired	$5,045	$43,970	$702	$4,120

Note 23. Segment Reporting

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

The following is a summary of financial information for the year 2001 and 2002, for the period from January 1 through March 27, 2003 and for the period from March 28 through December 31, 2003 for the Company’s business segments and corporate office:

	Predecessor			Successor
	Year ended December 31, 2001	Year ended December 31, 2002	Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003
Owned
Net patient service revenue	$387,384	$453,650	$113,478	$348,134
Income from operations	118,580	124,354	26,053	72,562
Segment assets	380,238	457,422		741,067

Managed
Net management service revenue	$31,348	$25,168	$5,479	$17,912
Income from operations	4,454	2,932	558	1,830
Segment assets	25,494	20,466	,	15,098

Corporate
Loss from operations	$(22,973)	$(41,468)	$(9,629)	$(28,424)
Segment assets	228,816	260,001		147,765
Elimination of intercompany accounts	(30,086)	(29,429)		10,841

F–32

Note 24. Internally Developed Computer Software Costs

During 2003, the Company capitalized approximately $0.9 million of payroll and benefit related costs pertaining to the capitalization of internally developed software costs. Projects being undertaken are the creation of software interfaces and various online reports, development of a standardized lab information reporting system and the development of a new website that will help the Company to operate more efficiently and service customers better. These costs are being incurred during the application development stage and are capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are included in property and equipment, net on the consolidated balance sheet as of December 31, 2003 and will be amortized over a three-year period.

Note 25. Subsequent Events

Subsequent to December 31, 2003, the Company paid approximately $5.3 million in contingent notes issued in connection with previous acquisitions as additional purchase price.

In January 2004, the Company acquired a professional pathology practice in Bountiful, Utah. The total consideration paid by the Company included cash and contingent notes.

On January 21, 2004, Jim New, Chairman and Chief Executive Officer, announced that he would be retiring effective February 1, 2004. Paul B. Queally, current member of the Board of Directors and a General Partner with Welsh Carson, Anderson & Stowe, has been appointed as Chairman of the Board. Mr. New’s separation agreement provides, among other things, for a severance payment of $1,250,000 payable in twelve equal monthly installments, commencing on February 1, 2004.

In February 2004, the Company sold an additional $75 million of 10 1/2% senior subordinated notes due in April 2013. These notes were issued at a premium of 106%. The notes were offered as additional debt securities under the indenture pursuant to which, on March 27, 2003, the Company issued $275,000,000 of 10 1/2% senior subordinated notes maturing in April 2013. Interest will be paid on the notes on April 1 and October 1 of each year. Proceeds were used to pay down the Company’s existing credit facility.

Note 26. Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10 1/2% senior subordinated notes due 2013. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items and asset and liability balances that are applicable to the Company’s subsidiaries are typically recorded in the books and records of AmeriPath, Inc. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to AmeriPath, Inc. and the Company’s subsidiaries.

The following tables present consolidating financial information at December 31, 2003, and December 31, 2002 and for the period from January 1, 2003 through March 27, 2003, the period March 28, 2003 through December 31, 2003, and the year ending December 31, 2002 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”).

F–33

Consolidating Balance Sheets:

Predecessor

December 31, 2002	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$(25)	$989		$964
Restricted cash	—	8,453	—		8,453
Accounts receivable, net	92	72,913	17,881		90,886
Inventories	312	1,511	—		1,823
Other current assets	1,852	18,203	1,927		21,982

Total current assets	2,256	101,055	20,797		124,108
Property & Equipment, net	1,540	24,360	226		26,126
Goodwill, net	—	250,834	26,503		277,337
Other identifiable intangibles, net	—	244,827	30,392		275,219
Investment in subsidiaries	443,797	(6,630)	—	(437,167)	—
Other assets	1,130	4,046	494		5,670

Total assets	$448,723	$618,492	$78,412	$(437,167)	$708,460

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,683	$30,016	$9,058	$(987)	$42,770
Current portion of long-term debt	15	418	—		433
Other current liabilities	2,692	1,812	—	987	5,491

Total Current Liabilities	7,390	32,246	9,058	—	48,694
Long-term debt	113,190	2,494	—		115,684
Capital lease obligations, less current portion	—	136	—		136
Other liabilities	—	13,176	—		13,176
Deferred tax liabilities, net	80	72,277	7,087		79,444

Total long-term liabilities	113,270	88,083	7,087		208,440
Intercompany (receivable) payable	242,823	(239,216)	(3,607)		—
Stockholder’s Equity:
Common stock	620	1,616	27	(1,956)	307
Additional paid-in capital	306,870	14,954	1	(167)	321,658
Retained earnings (deficit)	(222,250)	720,809	65,846	(435,044)	129,361

Total stockholder’s equity	85,240	737,379	65,874	(437,167)	451,326

Total liabilities and stockholder’s equity	$448,723	$618,492	$78,412	$(437,167)	$708,460

F–34

Successor

December 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets:
Cash and cash equivalents	$—	$22,652	$884		$23,536
Restricted cash	—	12,825	—		12,825
Accounts receivable, net	259	66,227	15,109		81,595
Inventories	142	1,761	—		1,903
Other current assets	1,793	13,332	4,059		19,184

Total current assets	2,194	116,797	20,052		139,043
Property & Equipment, net	2,029	25,007	67		27,103
Goodwill, net	—	413,301	119,574		532,875
Other identifiable intangibles, net	20,300	131,469	34,791		186,560
Investment in subsidiaries	684,593	(6,630)	—	(677,963)	—
Other	20,896	5,469	807		27,172

Total Assets	$730,012	$685,413	$175,291	$(677,963)	$912,753

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,505	$36,413	$5,714		$47,632
Current portion of long-term debt	2,149	1,301	—		3,450
Other current liabilities	(12)	1,885	—		1,873

Total current liabilities	7,642	39,599	5,714		52,955
Long-term debt	492,273	11,875	881		505,029
Capital lease obligations, less current portion	—	206	—		206
Other liabilities	—	1,005	—		1,005
Deferred tax liabilities, net	122	15,867	(1,106)		14,883

Total long-term liabilities	492,395	28,953	(225)		521,123
Intercompany (receivable) payable	224,996	(227,456)	2,460		—
Stockholder’s Equity:
Common stock	(1,382)	1,379	25	(21)	1
Additional paid-in capital	300,092	31,719	3,009		334,820
Retained earnings (deficit)	(293,731)	811,219	164,308	(677,942)	3,854

Total stockholder’s equity	4,979	844,317	167,342	(677,963)	338,675

Total liabilities and stockholder’s equity	$730,012	$685,413	$175,291	$(677,963)	$912,753

F–35

For the Year-ended December 31, 2001 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net Revenues	$—	$343,050	$75,682	$418,732
Cost of services	—	(171,629)	(28,473)	(200,102)
Selling, general and administrative expense	(2,631)	(106,752)	(10,760)	(120,143)
Amortization expense	—	(17,141)	(1,518)	(18,659)
Merger-related charges	(7,103)	—	—	(7,103)
Asset impairment and related charges	—	(3,809)	—	(3,809)

Total operating costs and expense	(9,734)	(299,331)	(40,751)	(349,816)
(Loss) income from operations	(9,734)	43,719	34,931	68,916
Other income (expense)
Interest expense	(16,047)	(302)	(1)	(16,350)
Management fee (A)	—	34,962	(34,962)	—
Termination of interest rate swap agreement	(10,386)	—	—	(10,386)
Write-off of deferred financing costs	(1,574)	—	—	(1,574)
Other, net	35	78	32	145

Total other expenses	(27,972)	34,738	(34,931)	(28,165)

(Loss) income before income taxes	(37,706)	78,457	—	40,751
Benefit (provision) for income taxes	15,288	(32,507)	(180)	(17,399)

Net (loss) income	$(22,418)	$45,950	$(180)	$23,352

F–36

For the Year-ended December 31, 2002 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$376,857	$101,961	$478,818
Cost of services	(29)	(196,164)	(42,380)	(238,573)
Selling, general and administrative expense	(3,663)	(126,357)	(13,018)	(143,038)
Amortization expense	—	(10,208)	(1,181)	(11,389)
Merger-related charges	(2,836)	—	—	(2,836)
Asset impairment and related charges	—	(879)	(1,874)	(2,753)

Total operating costs and expense	(6,528)	(333,608)	(58,453)	(398,589)
(Loss) income from operations	(6,528)	43,249	43,508	80,229
Other income (expense)
Interest expense	(3,747)	(269)	—	(4,016)
Management fee (A)	—	43,580	(43,580)	—
Write down of investment	(1,000)	—	—	(1,000)
Other, net	98	378	72	548

Total other expenses	(4,649)	43,689	(43,508)	(4,468)

(Loss) income before income taxes	(11,177)	86,938	—	75,761
Benefit (provision) for income taxes	2,883	(33,950)	(53)	(31,120)

Net (loss) income	$(8,294)	$52,988	$(53)	$44,641

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

F–37

Consolidating Income Statements:

For the period from January 1 through March 27, 2003 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	(56,354)	(5,791)	(62,145)
Selling, general and administrative expense	(939)	(33,123)	(2,661)	(36,723)
Amortization expense	—	(2,750)	(357)	(3,107)
Merger-related charges	(10,010)	—	—	(10,010)
Restructuring costs	—	(699)	(497)	(1,196)
Asset impairment and related charges	—	(287)	287	—

Total operating costs and expense	(10,949)	(93,213)	(9,019)	(113,181)
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense)
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of deferred financing costs	(957)	—	—	(957)
Other, net	4	29	—	33

Total other expenses	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

For the period from March 28, 2003 through December 31, 2003 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$269,194	$96,852	$366,046
Cost of services	—	(155,565)	(34,206)	(189,771)
Selling, general and administrative expense	(3,480)	(102,739)	(15,736)	(121,955)
Amortization expense	—	(7,493)	(859)	(8,352)
Merger-related charges	(2,404)	—	—	(2,404)
Restructuring costs	(127)	(81)	(1,836)	(2,044)
Asset impairment and related charges	—	(138)	(287)	(425)
Write-off of deferred financing costs	—	—	—	—

Total operating costs and expense	(6,011)	(266,016)	(52,924)	(324,951)
(Loss) income from operations	(6,011)	3,178	43,928	41,095
Other income (expense)
Interest expense	(34,274)	(195)	—	(34,469)
Management fee (A)	—	43,970	(43,970)	—
Other, net	6	270	42	318

Total other expenses	(34,268)	44,045	(43,928)	(34,151)

(Loss) income before income taxes	(40,279)	47,223	—	6,944
Benefit (provision) for income taxes	14,666	(17,756)	—	(3,090)

Net (loss) income	$(25,613)	$29,467	$—	$3,854

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

F–38

Consolidating Statements of Cash Flows:

For the Year-ended December 31, 2001 (predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(22,418)	$45,950	$(180)	$23,352
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,558	67,965	4,674	84,197
Changes in assets and liabilities which used cash, net of Effects of acquisitions	6,638	(67,840)	1,680	(59,522)

Net cash (used in) provided by operating activities	(4,222)	46,075	6,174	48,027
Cash flows from investing activities	(2,449)	(42,701)	(5,994)	(51,144)
Cash flows from financing activities	5,036	(1,129)	—	3,907

(Decrease) increase in cash equivalents	(1,635)	2,245	180	790
Cash and cash equivalents, beginning of period	1,632	517	269	2,418

Cash and cash equivalents, end of period	$(3)	$2,762	$449	$3,208

For the Year-ended December 31, 2002 (predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(8,293)	$52,987	$(53)	$44,641
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	4,721	74,897	9,053	88,671
Changes in assets and liabilities which used cash, net of Effects of acquisitions	(22,895)	(47,361)	(6,053)	(64,203)

Net cash (used in) provided by operating activities	(26,467)	80,523	15,053	69,109
Cash flows from investing activities	(1,299)	(83,310)	(14,513)	(99,122)
Cash flows from financing activities	27,769	—	—	27,769

(Decrease) increase in cash equivalents	3	(2,787)	540	(2,244)
Cash and cash equivalents, beginning of period	(3)	2,762	449	3,208

Cash and cash equivalents, end of period	$—	$(25)	$989	$964

For the period from January 1, 2003 through March 27, 2003 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which used cash, net of Effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows from investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows from financing activities	307	(130)	—	177

Increase in cash equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

F–39

For the period from March 28, 2003 through December 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(25,613)	$29,467	$—	$3,854
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	5,341	60,660	12,836	78,837
Changes in assets and liabilities which used cash, net of Effects of acquisitions	12,854	(39,204)	(12,092)	(38,442)

Net cash (used in) provided by operating activities	(7,418)	50,923	744	44,249
Cash flows from investing activities	(15,042)	(29,023)	140	(43,925)
Cash flows from financing activities	22,460	752	—	23,212

Increase in cash equivalents	—	22,652	884	23,536
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$22,652	$884	$23,536

Note 27. Quarterly Results of Operations (unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2002 and 2003. As a result of our audit of the period from January 1, 2003 through March 27, 2003 (predecessor), certain adjustments (i.e. interest and tax provision) were made to the first and second quarter of 2003 which resulted in differences from the amounts previously reported. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

					(Predecessor)	(Successor)
	2002 Calendar Quarters (Predecessor)				2003 Calendar Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net patient service revenue	$105,802	$114,131	$117,049	$116,668	$113,478	$114,052	$115,986	$118,096
Management service revenue	7,090	6,608	6,692	4,778	5,479	5,851	6,059	6,002

Net revenues	112,892	120,739	123,741	121,446	118,957	119,903	122,045	124,098

Operating costs and expenses:
Cost of services	54,340	58,885	61,250	64,098	62,145	61,316	63,150	65,305
Selling, general and administrative expenses	20,049	20,641	21,852	22,326	21,726	22,459	21,730	21,390
Provision for doubtful accounts	13,674	14,440	14,759	15,297	14,997	17,910	20,888	17,578
Amortization expense	2,782	2,803	2,892	2,912	3,107	3,095	2,463	2,794
Merger-related charges (1)	—	—	—	2,836	10,010	2,404	—	—
Restructuring costs (2)	—	—	—	—	1,196	2,044	—	—
Asset impairment & related charges (4)	—	—	2,753	—	—	—	—	425

Total	90,845	96,769	103,506	107,469	113,181	109,228	108,231	107,492

Income from operations	22,047	23,970	20,235	13,977	5,776	10,675	13,814	16,606
Interest expense	(1,053)	(1,078)	(1,129)	(756)	(1,180)	(12,010)	(11,132)	(11,327)
Other income (expense), net	85	46	403	14	33	15	146	157
Write-off of deferred financing costs (3)	—	—	—	—	(957)	—	—	—
Write-off of Genomics investment (5)	—	—	(1,000)	—	—	—	—	—

Income (loss) before income taxes	21,079	22,938	18,509	13,235	3,672	(1,320)	2,828	5,436
Provision for income taxes	8,431	9,175	7,343	6,171	2,131	1,236	1,108	746

Net income (loss)	$12,648	$13,763	$11,166	$7,064	$1,541	$(2,556)	$1,720	$4,690

(1)	In connection with the March 2003 Transaction, the Company recorded merger-related charges of $2.8 million and $10.0 million and $2.4 million, in 2002 and the first and second quarters of 2003, respectively. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction.

F–40

(2)	In the first quarter of 2003, the predecessor incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our laboratories in Southern California, Philadelphia, Central Florida, and North Texas. The Company incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our lab in Southern California. The Southern California lab was closed as a result of Quest revenues that historically accounted for a significant portion of revenues for this individual lab.
(3)	In March 2003, the predecessor wrote off the remaining balance of its deferred financing costs of approximately $1.0 million related to the termination of its former credit facility as part of the March 2003 Transaction.
(4)	During the third quarter of 2002, the predecessor recorded a charge of approximately $2.1 million related to lab contracts that were terminated by Quest. In addition, the predecessor terminated its management service agreement with a managed lab operation in Georgia and recorded a charge of approximately $0.7 million. During the fourth quarter of 2003, the Company recorded a charge of approximately $0.4 million related to the sale of two practices.
(5)	In September 2002, the predecessor determined that there was an other than temporary decline in the fair value of its Genomics investment. As a result, the predecessor recorded a write down of $1.0 million to reduce this investment to its net realizable value.

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

F–41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Riviera Beach, Florida, on March 19, 2004.

AMERIPATH, INC.

/s/ David L. Redmond

David L. Redmond, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Paul B. Queally	Chairman of the Board	March 19, 2004
Paul B. Queally

/s/ David L. Redmond David L. Redmond	Executive Vice President, Chief Financial Officer, Secretary	March 19, 2004

/s/ Joseph A. Sonnier, M.D.	President	March 19, 2004
Joseph A. Sonnier, M.D.

/s/ Martin J. Stefanelli	Chief Operating Officer	March 19, 2004
Martin J. Stefanelli

/s/ D. Scott Mackesy	Director	March 19, 2004
D. Scott Mackesy

/s/ Raymond A. Ranelli	Director	March 19, 2004
Raymond A. Ranelli

/s/ C. Arnold Renschler, M.D	Director	March 19, 2004
C. Arnold Renschler, M.D.

/s/ Sean M. Traynor	Director	March 19, 2004
Sean M. Traynor

Exhibit Index

Exhibit No.	Description

10.15	Separation Agreement, dated January 21, 2004, among AmeriPath, Inc., Ameripath Holdings, Inc. and James C. New

21.1	Subsidiaries of Ameripath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002