Form 10-Q
period 2004-03-31
AMERIPATH INC
filed 2004-05-13
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

(561) 712-6200

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

*	See explanatory note following index.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant outstanding as of May 13, 2004 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
EXPLANATORY NOTE

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003 (predecessor)	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003 (predecessor)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

EXHIBIT INDEX

EXPLANATORY NOTE:

AmeriPath, Inc. filed a registration statement on Form S-4 on April 14, 2004, which became effective pursuant to the Securities Act of 1933, as amended, on April 23, 2004 and is therefore subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. AmeriPath has not been continuously subject to such filing requirements for the past 90 days.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Successor)
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,744	$23,536
Restricted cash	14,086	12,825
Accounts receivable, net	85,144	81,595
Inventories	2,186	1,903
Income tax receivable	880	1,384
Deferred tax asset, net	13,331	13,331
Other current assets	3,417	4,469

Total current assets	146,788	139,043

PROPERTY AND EQUIPMENT, NET	27,546	27,103

OTHER ASSETS:
Goodwill, net	541,229	532,875
Identifiable intangibles, net	184,159	186,560
Other	25,794	27,172

Total other assets	751,182	746,607

TOTAL ASSETS	$925,516	$912,753

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,632	$40,314
Accrued interest	18,613	7,318
Current portion of long-term debt	1,881	3,450
Other current liabilities	940	1,873

Total current liabilities	64,066	52,955

LONG-TERM LIABILITIES:
Long-term debt	476,500	489,008
Other liabilities	23,605	17,232
Deferred tax liabilities, net	15,048	14,883

Total long-term liabilities	515,153	521,123

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at March 31, 2004 and December 31, 2003	1	1
Additional paid-in capital	342,746	334,820
Retained earnings	3,550	3,854

Total stockholder’s equity	346,297	338,675

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$925,516	$912,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	(Successor) Three Months Ended March 31, 2004	(Predecessor) Period From January 1, 2003 through March 27, 2003
NET REVENUES:
Net patient service revenues	$119,620	$113,478
Net management service revenues	6,180	5,479

Net revenues	125,800	118,957

OPERATING COSTS & EXPENSES:
Costs of services:
Net patient service revenue	62,734	58,797
Net management service revenue	3,959	3,348

Total costs of services	66,693	62,145
Selling, general and administrative expenses	24,272	21,726
Provision for doubtful accounts	17,353	14,997
Amortization expense	2,814	3,107
Merger-related charges	—	10,010
Restructuring costs	—	1,196
Asset impairment & related charges	586	—

Total operating costs and expenses	111,718	113,181

INCOME FROM OPERATIONS:	14,082	5,776

OTHER INCOME (EXPENSES):
Interest expense	(11,146)	(1,180)
Write-off of deferred financing costs	(3,488)	(957)
Other income, net	70	33

Total other expenses, net	(14,564)	(2,104)

(LOSS) INCOME BEFORE INCOME TAXES	(482)	3,672
BENEFIT (PROVISION) FOR INCOME TAXES	178	(2,131)

NET (LOSS) INCOME	$(304)	$1,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	(Successor) Three Months Ended March 31, 2004	(Predecessor) Period From January 1, 2003 through March 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(304)	$1,541
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,210	2,130
Amortization	3,413	3,169
Loss (gain) on disposal of assets	10	(2)
Asset impairment & related charges	586	—
Provision for doubtful accounts	17,353	14,997
Write-off of deferred financing costs	3,488	957
Acquisition and merger-related charges	—	10,010
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(20,974)	(19,607)
(Increase) decrease in inventories	(283)	42
Decrease in other current assets	1,556	1,321
(Increase) decrease in other assets	(3,260)	139
Increase (decrease) in accrued interest	11,295	(155)
Increase in accounts payable and accrued expenses	3,113	10,108

Net cash provided by operating activities	18,203	24,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,663)	(2,553)
Acquisition and merger-related charges paid	—	(642)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(496)	(702)
Increase in restricted cash	(1,261)	(15)
Payments of contingent notes	(7,927)	(21,879)

Net cash used in investing activities	(12,347)	(25,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	268
Net payments on long-term debt and capital leases	(763)	(131)
Payments under term loan facility	(88,312)	—
Contingent note proceeds	7,927	—
Proceeds from sale of senior subordinated notes	79,500	—
Tax benefit of exercise of stock options	—	40

Net cash (used in) provided by financing activities	(1,648)	177

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,208	(964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,536	964

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,744	$—

SUPPLEMENTAL NON-CASH TRANSACTIONS
Accrual for repurchase of stock options	$—	$9,945
Property and equipment acquired pursuant to capital leases	—	444

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003 and filed with the SEC on March 17, 2004.

In order to maintain consistency and comparability between periods presented, certain amounts in the prior year’s financial statements have been reclassified to conform to the financial statement presentation of the current period.

Note 2—The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of Ameripath, pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). Amy Holding Company and Amy Acquisition Corp. are Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. References herein to our “predecessor” refer to the activities, financial position and results of operations of AmeriPath prior to the March 2003 Transaction. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”).

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under AmeriPath’s New Credit Facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

The March 2003 Transaction has been accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142). In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill will be recorded.

As permitted under current guidance, any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the March 2003 Transaction can be “pushed down” and recorded on our financial statements. The following table summarizes the final allocation of the March 2003 Transaction based upon a valuation completed by an independent third-party valuation firm during September 2003.

Cash and equity contributed by WCAS	$319,667
Total liabilities assumed	587,801
Fair value of assets acquired	(676,458)

Excess purchase price (goodwill)	$231,010

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account,

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of March 31, 2004, approximately $23.1 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

During the period from January 1, 2003 through March 27, 2003, the Company recorded merger-related charges totaling $10.0 million related to the March 2003 Transaction.

Note 3—Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods but which do not qualify for classification as an extraordinary item under Opinion No. 30, are to be reclassified. Companies are required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 resulted in a write-off of approximately $3.5 million and $1.0 million of deferred financing costs during the first quarter of 2004 and 2003, respectively, which is included in other income (expense) in the consolidated statements of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company must apply the provisions of FIN 46 for the first interim or annual period beginning after March 15, 2004. The Company has determined that the provisions of FIN 46 do not apply to our entity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. The Company has not yet determined the impact that the adoption of SFAS No. 149 will have on the consolidated financial statements.

Note 4—Acquisitions

During the first three months of 2004, the Company acquired one hospital-based practice in Bountiful, Utah. During the period from January 1, 2003 through March 27, 2003, the predecessor acquired a start-up operation in Charleston, South Carolina. The total consideration paid by the Company in connection with these acquisitions consisted of cash and contingent notes. During the three months ended March 31, 2004 and the period from January 1, 2003 through March 27, 2003, the Company made contingent note payments of $7.9 million and $21.9 million, respectively, relating to previous acquisitions.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisition during the period from January 1, 2003 through March 27, 2003 accounted for under the purchase method from the date acquired through March 31, 2004.

There is no pro forma information presented for the three months ended March 31, 2004, because of the immateriality of the one acquisition consummated during 2004. There is no pro forma information presented for the period from January 1, 2003 through March 27, 2003 due to the immateriality of the one acquisition completed, which was a start-up operation with no revenues.

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was $2.8 million and $3.1 million for the three months ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2004 is as follows:

Remainder of 2004	$8,261
2005	11,014
2006	7,814
2007	6,747
2008	5,967
2009	5,708
Thereafter	102,249

The weighted average amortization period for identifiable intangible assets is approximately 14.1 years.

Note 6—Restructuring Costs

During the period from January 1, 2003 through March 27, 2003, the predecessor incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

Note 7—Long-term Debt

Term Loan Facility—On March 27, 2003, in connection with our consummation of the March 2003 Transaction, the predecessor terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included in the predecessor statement of operations for the period from January 1, 2003 through March 27, 2003.

The New Credit Facility provided for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the March 2003 Transaction and a $65.0 million revolving credit facility with a maturity of six years. In February 2004, the Company paid down the term loan facility of the New Credit Facility to $125.0 million with proceeds from the issuance of $75.0 million of additional 10 1/2% Senior Subordinated Notes due 2013 and the Company’s cash on hand. In connection with this reduction of the term facility, the interest rate of the term loan facility and terms and covenants of the facility were modified as reflected in the following paragraphs.

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the revolving loan facility will be subject to adjustments based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the New Credit Facility) being within certain defined ranges. The interest rate at March 31, 2004 was 4.09%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Senior Subordinated Notes—On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness. On April 1, 2004, the Company made its semi-annual interest payment of approximately $18.4 million.

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

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down the term loan borrowings in the amount of $88.2 million. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs.

Letters of Credit

As of March 31, 2004, the Company had letters of credit outstanding totaling $2.7 million. The letters of credit secure payments under certain operating leases and expire at various dates in 2004 through 2009. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.6%. Available borrowings under the $65 million revolving credit facility are reduced by these letters of credit. In addition, the Company has $300,000 of surety bonds outstanding to satisfy Florida Medicaid requirements.

Note 8—Commitments and Contingencies

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Employment Agreements — As part of the March 2003 Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which include, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the March 2003 Transaction, which resulted in change in control payments to those former employees which are included in merger-related costs for the period January 1, 2003 through March 27, 2003.

Quest Contracts — During 2002, Quest cancelled its contract with our Jacksonville laboratory, and during the first quarter of 2003, Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Revenue from Quest for the three months ended March 31, 2004 was $0.1 million and will not be significant for the remainder of 2004.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the three months ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003, net income equaled comprehensive income.

Note 10—Segment Reporting

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

The following is a summary of financial information for the three months ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003 for the Company’s business segments and corporate offices:

	(Successor) Three months ended March 31, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003
Owned
Net patient service revenue	$119,620	$113,478
Income from operations	25,409	26,053
Segment assets	766,617
Managed
Net management service revenue	$6,180	$5,479
Income from operations	690	558
Segment assets	15,874
Corporate
Loss from operations	$(12,017)	$(9,629)
Segment assets	133,483
Elimination of intercompany accounts	9,542

Note 11—Income Taxes

Our effective income tax rate was 37.0% and 58.0% for the three-month period ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively.

This rate decreased significantly from the prior period primarily due to the non-deductibility of certain merger-related charges relating to the March 2003 Transaction.

Note 12—Subsequent Events

On April 1, 2004, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million.

On April 1, 2004, the Company borrowed $5.0 million on its revolver, and in May 2004, the Company repaid the full amount borrowed on the revolver.

In April 2004, the Company entered into a 2 1/2 year interest rate swap agreement to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. The notional amount of the swap is $75.0

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

million. The interest differential will be paid or received as interest rates changes are calculated and paid semi-annually to the appropriate party. These payments or receipts will be recorded as adjustments to interest expense in the period in which they are incurred.

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

The following tables present condensed consolidating financial information at March 31, 2004, and December 31, 2003 and for the three months ending March 31, 2004 and for the period from January 1, 2003 through March 27, 2003 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”).

Condensed Consolidating Balance Sheets:

Successor:

As of March 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$27,371	$373		$27,744
Restricted cash	—	14,086	—		14,086
Accounts receivable, net	67	67,891	17,186		85,144
Inventories	149	2,037	—		2,186
Other current assets	1,606	12,006	4,016		17,628

Total current assets	1,822	123,391	21,575		146,788
Property & equipment, net	2,381	25,092	73		27,546
Goodwill, net	—	417,504	123,725		541,229
Other identifiable intangibles, net	20,200	141,710	22,249		184,159
Investment in subsidiaries	706,732	(6,632)	—	(700,100)	—
Other assets	19,590	5,298	906		25,794

Total assets	$750,725	$706,363	$168,528	$(700,100)	$925,516

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$27,165	$27,300	$6,780		$61,245
Current portion of long-term debt	1,250	631	—		1,881
Other current liabilities	(127)	1,067	—		940

Total current liabilities	28,288	28,998	6,780		64,066
Long-term debt	474,063	2,437	—		476,500
Other liabilities	4,429	18,070	1,106		23,605
Deferred tax liabilities, net	122	16,032	(1,106)		15,048

Total long-term liabilities	478,614	36,539	—		515,153
Intercompany (receivable) payable	255,781	(244,788)	(10,993)		0
Stockholder’s equity:
Common stock	(1,382)	1,381	25	(23)	1
Additional paid-in capital	306,002	33,733	3,011		342,746
Retained earnings (deficit)	(316,579)	850,493	169,713	(700,077)	3,550

Total stockholder’s equity	(11,959)	885,607	172,749	(700,100)	346,297

Total liabilities and stockholder’s equity	$750,724	$706,356	$168,536	$(700,100)	$925,516

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Successor:

As of December 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$22,652	$884		$23,536
Restricted cash	—	12,825	—		12,825
Accounts receivable, net	259	66,227	15,109		81,595
Inventories	142	1,761	—		1,903
Other current assets	1,793	13,332	4,059		19,184

Total current assets	2,194	116,797	20,052		139,043
Property & equipment, net	2,029	25,007	67		27,103
Goodwill, net	—	413,301	119,574		532,875
Other identifiable intangibles, net	20,300	131,469	34,791		186,560
Investment in subsidiaries	684,593	(6,630)	—	(677,963)	—
Other assets	20,896	5,469	807		27,172

Total assets	$730,012	$685,413	$175,291	$(677,963)	$912,753

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,505	$36,413	$5,714		$47,632
Current portion of long-term debt	2,149	1,301	—		3,450
Other current liabilities	(12)	1,885	—		1,873

Total current liabilities	7,642	39,599	5,714		52,955
Long-term debt	487,135	1,873	—		489,008
Other liabilities	5,138	11,213	881		17,232
Deferred tax liabilities, net	122	15,867	(1,106)		14,883

Total long-term liabilities	492,395	28,953	(225)		521,123
Intercompany (receivable) payable	224,996	(227,456)	2,460		—
Stockholder’s equity:
Common stock	(1,382)	1,379	25	(21)	1
Additional paid-in capital	300,092	31,719	3,009		334,820
Retained earnings (deficit)	(293,731)	811,219	164,308	(677,942)	3,854

Total stockholder’s equity	4,979	844,317	167,342	(677,963)	338,675

Total liabilities and stockholder’s equity	$730,012	$685,413	$175,291	$(677,963)	$912,753

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations:

Successor:

For the three months ended March 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$97,112	$28,688	$125,800
Cost of services	—	(54,791)	(11,902)	(66,693)
Selling, general and administrative expense	(2,638)	(34,191)	(4,796)	(41,625)
Amortization expense	—	(2,489)	(325)	(2,814)
Merger-related charges	—	—	—	—
Restructuring costs	—	—	—	—
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expense	(2,638)	(91,471)	(17,609)	(111,718)
(Loss) income from operations	(2,638)	5,641	11,079	14,082
Other income (expense)
Interest expense	(11,086)	(60)	—	(11,146)
Management fee (A)	—	11,079	(11,079)	—
Write-off of deferred financing costs	(3,488)	—	—	(3,488)
Other, net	1	69	—	70

Total other expenses	(14,573)	11,088	(11,079)	(14,564)

(Loss) income before income taxes	(17,211)	16,729	—	(482)
Benefit (provision) for income taxes	6,663	(6,485)	—	178

Net (loss) income	$(10,548)	$10,244	$—	$(304)

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Predecessor:

For the period from January 1, 2003 through March 27, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	(56,354)	(5,791)	(62,145)
Selling, general and administrative expense	(939)	(33,123)	(2,661)	(36,723)
Amortization expense	—	(2,750)	(357)	(3,107)
Merger-related charges	(10,010)			(10,010)
Restructuring costs		(699)	(497)	(1,196)
Asset impairment & related charges	—	(287)	287	—

Total operating costs and expense	(10,949)	(93,213)	(9,019)	(113,181)
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense)
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of Genomics investment	(957)	—	—	(957)
Other, net	4	29	—	33

Total other expenses	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows:

Successor:

For the three months ended March 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,548)	$10,244	$—	$(304)
Adjustments to reconcile net (loss) income to cash provided by operating activities	4,301	18,222	4,537	27,060
Changes in assets and liabilities which used cash, net of effects of acquisitions	8,632	(14,054)	(3,131)	(8,553)

Net cash provided by operating activities	2,385	14,412	1,406	18,203
Cash flows from investing activities	(1,500)	(8,930)	(1,917)	(12,347)
Cash flows from financing activities	(885)	(763)	—	(1,648)

Increase (decrease) in cash and equivalents	—	4,719	(511)	4,208
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$27,371	$373	$27,744

Predecessor: For the period from January 1, 2003 through March 27, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which used cash, net of effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows from investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows from financing activities	307	(130)	—	177

Increase (decrease) in cash and equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”) formerly known as Amy Holding Company, and its wholly-owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. We refer to the merger as the “March 2003 Transaction.”

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the three months ended March 31, 2004, our revenues from owned operations and managed operations accounted for 95.1% and 4.9% of our total net revenues, respectively. For the period from January 1, 2003 through March 27, 2003, our revenues from owned operations and managed operations accounted for 95.4% and 4.6% of our total net revenues, respectively.

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

Amortization Expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. The results of the transitional and annual impairment tests indicated no impairment of goodwill or other indefinite lived intangibles. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Recent Trends and Events

Acquisitions—During the first three months of 2004, we acquired a hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the period from January 1, 2003 through March 27, 2003, we acquired a start-up operation in Charleston, South Carolina. The total consideration paid by us in connection with this acquisition included cash and the assumption of certain liabilities. During the first three months of 2004, we made contingent note payments of approximately $7.9 million relating to previous acquisitions.

Medical Malpractice Costs. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2003, our medical malpractice costs were approximately $12.4 million. For the three months ended March 31, 2004, our medical malpractice costs were approximately $3.1 million.

Quest Contracts. During 2002, Quest cancelled its contract with our Jacksonville laboratory, and Quest cancelled its contract with our Orlando laboratory effective March 31, 2003. Quest is in the process of internalizing the anatomic pathology work currently subcontracted to us. Our revenues from Quest for the three months ended March 31, 2004 were $0.1 million.

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

Critical Accounting Policies

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	(Successor) Three Months Ended March 31, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	53.0%	52.2%
Selling, general and administrative expenses	19.3%	18.3%
Provision for doubtful accounts	13.8%	12.6%
Amortization expense	2.2%	2.6%
Asset impairment & related charges	0.5%	—
Merger-related charges	—	8.4%
Restructuring costs	—	1.0%

Total operating costs and expenses	88.8%	95.1%
Income from operations	11.2%	4.9%
Interest expense	(8.9)%	(1.0)%
Write-off of deferred financing costs	(2.8)%	(0.8)%
Other income, net	0.1%	0.0%

(Loss) income before income taxes	(0.4)%	3.1%
Provision for income taxes	0.1%	(1.8)%

Net (loss) income	(0.3)%	1.3%

Net Revenues.

Net revenues increased by $6.8 million, or 5.7%, from $119.0 million for the period from January 1, 2003 through March 27, 2003 to $125.8 million for the three months ended March 31, 2004. Same store net revenue increased $7.6 million or 6.5% from $116.5 million for the period from January 1, 2003 through March 27, 2003 to $124.1 million for the three months ended March 31, 2004. Same store net revenue, excluding revenue from national laboratory companies, for the first quarter of 2004 increased 8.9%, or $10.2 million, compared to the period from January 1, 2003 through March 27, 2003. For the first quarter of 2004, revenue from our contracts with national laboratory companies was $0.1 million, down from $2.7 million from the period from January 1, 2003 through March 27, 2003. The national labs continue to reduce the amount of volume they subcontract. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2004. The remaining increase in net revenue resulted from acquired operations, less any dispositions, during 2003. Our mix of revenue for the first quarter of 2004 was 51% outpatient, 44% inpatient (hospital-based), and 5% management services. This compares to a mix of 47% outpatient, 48% inpatient (hospital based) and 5% management services in the period from January 1, 2003 through March 27, 2003.

Cost of Services.

Cost of services increased by $4.6 million, or 7.4%, from $62.1 million for the period from January 1, 2003 through March 27, 2003 to $66.7 million for the three months ended March 31, 2004. Cost of services as a percentage of net revenues increased from 52.2% for the period from January 1, 2003 through March 27, 2003 to 53.0% for the three months ended March 31, 2004. The increase in cost of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physician’s offices. Gross margin decreased from 47.8% for the period from January 1, 2003 through March 27, 2003 to 47.0% for the three months ended March 31, 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $2.6 million, or 12.0%, from $21.7 million for the period from January 1, 2003 through March 27, 2003 to $24.3 million for the three months ended March 31, 2004. As a percentage of net revenues, selling, general and administrative expense increased from 18.3% for the period from January 1, 2003 through March 27, 2003 to 19.3% for the first quarter of 2004. The increase was primarily due to the severance of approximately $1.4 million for the Company’s former Chief Executive Officer, investments in information technology and the expansion of the sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $2.4 million, or 16.0%, from $15.0 million for the period from January 1, 2003 through March 27, 2003 to $17.4 million for the first quarter of in 2004. The provision for doubtful accounts as a percentage of net revenues increased from 12.6% for the period from January 1, 2003 through March 27, 2003 to 13.8% for the first quarter of 2004.

Amortization Expense.

Amortization expense decreased by $0.3 million, or 9.7%, from $3.1 million for the period from January 1, 2003 through March 27, 2003 to $2.8 million for the three months ended March 31, 2004.

Merger-related Charges.

The merger-related charges of $10.0 million for the period from January 1, 2003 through March 27, 2003 relate to the March 2003 Transaction. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction. There were no merger-related costs for the three months ended March 31, 2004.

Restructuring Costs.

In the period from January 1, 2003 through March 27, 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

Write-off of Deferred Financing Costs.

In March 2003, the Company wrote off the remaining balance of its deferred financing costs of approximately $1.0 million related to the termination of its former credit facility as part of the March 2003 Transaction.

In February 2004, the Company wrote off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility. The remaining balance is being amortized over the life of the term loan facility.

Asset impairment & related charges.

In March 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.

Interest Expense.

Interest expense increased by $9.9 million from $1.2 million for the period from January 1, 2003 through March 27, 2003 to $11.1 million for the three months ended March 31, 2004. This increase was attributable to increased interest of $7.7 million on the senior subordinated notes outstanding and interest of $2.0 million on the new credit facility, along with a higher effective interest rate. Our effective interest rate was 9.2% and 5.3% for the three-month period ended March 31, 2004 and the period from January 1, 2003 through March 27, 2003, respectively.

Income Taxes.

Our effective income tax rate was 37.0% and 58.0% for the three-month period ended March 31, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively. The 2003 rate was due to the non-deductibility of certain charges relating to the March 2003 Transaction. The effective tax rate for the period from January 1, 2003 through March 27, 2003, excluding the non-deductibility of merger related charges, would have been approximately 39.2%.

Net (Loss) Income.

Net loss for the three months ended March 31, 2004, was $0.3 million, compared with net income of $1.5 million for the period from January 1, 2003 through March 27, 2003. The difference was primarily due to the write-off of $3.5 million in deferred financing costs during the three months ended March 31, 2004 compared to a write-off of $1.0 million of deferred financing costs for the period from January 1, 2003 through March 27, 2003.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of approximately $82.7 million, a decrease of $3.4 million from working capital of $86.1 million at December 31, 2003. The decrease in working capital for the first three months of 2004 was due primarily to an increase in accrued interest of $11.3 million, partially offset by an increase in cash and cash equivalents of $4.2 million, an increase in restricted cash of $1.3 million, and an increase in accounts receivable of $3.5 million.

For the three months ended March 31, 2004, net cash provided by operating activities was $18.2 million, compared to $24.7 million for the period from January 1, 2003 through March 27, 2003. For the three months ended March 31, 2004, cash flows from operations were primarily used to make term note payments of $8.8 million, and acquire property and equipment of $2.7 million.

Our new credit facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our new credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed by all participating lenders, in each case, plus an applicable margin percentage.

On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of our current and former subsidiaries. The notes and guarantees rank junior to all of our and the guarantors’ existing and future senior indebtedness, on par with all of our and the guarantors’ existing and future senior subordinated indebtedness and senior to all of our and the guarantors’ existing and future subordinated indebtedness.

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

In connection with our acquisitions, we generally agree to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $85.9 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first three months of 2004, we made contingent note payments, including interest, aggregating $7.9 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $44.6 million and, if needed, cash flows from operations.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $2.7 million and $2.6 million for the three months ended March 31, 2004 and the period from January 1, 2003 through March 27, 2003, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2004.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent payments, as of March 31, 2004 (in millions):

	Payments Due By Period
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$1.3	$1.3	$3.8	$118.6	$125.0
Other indebtedness	0.6	2.6	0.2	—	3.4
Operating leases	5.6	10.2	9.4	12.6	37.8
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$7.5	$14.1	$13.4	$481.2	$516.2

Interest Rate Risk

We are subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the term loans outstanding under our new credit facility. We have $125.0 million of outstanding term loans subject to variable rates. Each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.3 million per year. In April 2004, we entered into an interest rate swap agreement to manage its exposure to market risks related to changes in interest rates associated with our variable rate debt under our credit facility.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first three months of 2004.

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

We have a significant amount of indebtedness. As of March 31, 2004, as adjusted to give effect to the refinancing of the term loan outstanding under our senior credit facility and the issuance of additional senior subordinated notes, our total debt was $478.4 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 58.0% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

Our substantial indebtedness could have important consequences by adversely affecting our financial condition and thus making it more difficult for us to satisfy our obligations. Our substantial indebtedness could:

•	increase our vulnerability to adverse general economic and industry conditions,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, payments under our contingent notes and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a competitive disadvantage compared to our competitors that have less debt and

•	limit our ability to borrow additional funds.

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

Our senior credit facility, as amended, also includes financial covenants, including requirements that we maintain:

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business - Government Regulation” in our Form 10-K for the year ended December 31, 2003.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 21% of our revenues during the first three months of 2004.

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

We derived approximately 21% of our net revenue during the first quarter of 2004 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first three months of 2004 was 13.8% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 21.6%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. See “Business-Billing” in our Form 10-K for the year ended December 31, 2003. Hospitals and third party payors are continuing to increase pressure to reduce our revenue from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the first quarter of 2004 and for the period from January 1, 2003 through March 27, 2003, approximately 59%, and 58%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of March 31, 2004, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

We perform due diligence investigations with respect to potential liabilities of acquired operations and typically obtain indemnification from the sellers of such operations. Nevertheless, undiscovered claims may arise, and liabilities for which we become responsible may be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Claims or liabilities of acquired operations may include matters involving compliance with laws, including healthcare laws. While we believe, based on our due diligence investigations that our acquired operations were generally in compliance with applicable healthcare laws prior to their acquisition, they may not have been in full compliance and we may become accountable for their non-compliance. A violation of the healthcare laws could result in monetary fines, government recoupment of fees previously paid to us, forfeiture of revenues due to us, or civil and criminal penalties. In such situations, we may also be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial condition and results of operations.

We have significant contingent liabilities payable to many of the sellers of operations that we have acquired.

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of March 31, 2004, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $85.9 million over the next five years. Lesser amounts would be paid if the maximum criteria is not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $184.2 million at March 31, 2004, representing approximately 19.9% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $541.2 million at March 31, 2004, representing approximately 58.5% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during the fourth quarter of 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s new credit facility. Currently the balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $125.0 million at March 31, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits

		4.1	Supplemental Indenture dated as of February 13, 2004 among AmeriPath, Inc., AmeriPath Holdings, Inc., the Guarantors and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		10.1	Purchase Agreement, amended and restated as of February 11, 2004 between AmeriPath, Inc., the Guarantors and Credit Suisse First Boston LLC on behalf of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		10.2	Registration Rights Agreement, dated as of February 17, 2004, among AmeriPath, Inc., the Guarantors and Credit Suisse First Boston LLC on behalf of the Initial Purchasers (Incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		10.3	Amendment Agreement dated as of February 17, 2004, to the Credit Agreement dated as of March 27, 2003, and AmeriPath, Inc., AmeriPath Holdings, Inc., the Guarantors, the lenders party thereto and Credit Suisse First Boston (Incorporated by reference to Exhibit 10.3 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		10.4	Amended and Restated Credit Agreement, dated as of February 17, 2004, among AmeriPath, Inc., AmeriPath Holdings, Inc., the Lenders, and Credit Suisse First Boston (Incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		10.5	Supplement to the Guarantee and Collateral Agreement, dated as of February 17, 2004, among AmeriPath Florida, LLC, AmeriPath Pennsylvania, LLC, AmeriPath Wisconsin, LLC, Regional Pathology Consultants, LLC and Credit Suisse First Boston LLC (Incorporated by reference to Exhibit 10.6 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

		32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

		32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b	)	Reports on Form 8-K

A current report on Form 8-K, dated January 21, 2004, was filed by the Company with the Securities and Exchange Commission announcing the retirement of James C. New, the Company’s Chairman and Chief Executive Officer.

A current report on Form 8-K, dated February 3, 2004, was filed by the Company with the Securities and Exchange Commission announcing the proposed offering of $75.0 million principal amount of 10 1/2% senior subordinated notes due 2013.

A current report on Form 8-K, dated February 3, 2004, was furnished to the Securities and Exchange Commission announcing that the offering circular to be disseminated in connection with the proposed offering of $75.0 million principal amount of 10 1/2% senior subordinated notes due 2013 would contain preliminary financial data regarding the Company’s fiscal 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: May 13, 2004	By:	/S/ JOSEPH A. SONNIER, M.D.
Joseph A. Sonnier, MD
President

Date: May 13, 2004	By:	/S/ DAVID L. REDMOND
David L. Redmond
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350