Form 10-Q
period 2004-06-30
AMERIPATH INC
filed 2004-08-12
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22313

AMERIPATH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0642485
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7289 Garden Road, Suite 200 Riviera Beach, Florida	33404
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock of the Registrant outstanding as of August 12, 2004 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003, for the six months ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003 (predecessor) and for the period from March 28, 2003 through June 30, 2003 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003 (predecessor) and for the period from March 28, 2003 through June 30, 2003 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

EXHIBIT INDEX		34

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Successor)
	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,038	$23,536
Restricted cash	12,289	12,825
Accounts receivable, net	83,912	81,595
Inventories	2,404	1,903
Income tax receivable	127	1,384
Deferred tax assets, net	13,331	13,331
Other current assets	2,676	4,469

Total current assets	127,777	139,043

PROPERTY AND EQUIPMENT, NET	28,296	27,103

OTHER ASSETS:
Goodwill, net	541,571	532,875
Identifiable intangibles, net	181,406	186,560
Other	25,730	27,172

Total other assets	748,707	746,607

TOTAL ASSETS	$904,780	$912,753

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,727	$40,314
Accrued interest	9,401	7,318
Current portion of long-term debt	291	3,450
Other current liabilities	1,873	1,873

Total current liabilities	52,292	52,955

LONG-TERM LIABILITIES:
Long-term debt	467,685	489,008
Other liabilities	26,273	17,232
Deferred tax liabilities, net	15,048	14,883

Total long-term liabilities	509,006	521,123

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at June 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	337,815	334,820
Retained earnings	5,666	3,854

Total stockholder’s equity	343,482	338,675

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$904,780	$912,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	(Successor) Three Months Ended June 30,		(Successor) Six Months Ended June 30, 2004	(Predecessor) Period From January 1, 2003 through March 27, 2003	(Successor) Period From March 28, 2003 through June 30, 2003
	2004	2003
NET REVENUES:
Net patient service revenues	$119,503	$114,052	$239,123	$113,478	$114,052
Net management service revenues	5,814	5,851	11,994	5,479	5,851

Net revenues	125,317	119,903	251,117	118,957	119,903

OPERATING COSTS AND EXPENSES:
Costs of services:
Net patient service revenue	61,362	57,534	124,096	58,797	57,534
Net management service revenue	3,566	3,782	7,525	3,348	3,782

Total costs of services	64,928	61,316	131,621	62,145	61,316
Selling, general and administrative expenses	23,187	22,459	47,459	21,726	22,459
Provision for doubtful accounts	18,471	17,910	35,824	14,997	17,910
Amortization expense	2,753	3,095	5,567	3,107	3,095
Merger-related charges	—	2,404	—	10,010	2,404
Restructuring costs	—	2,044	—	1,196	2,044
Asset impairment and related charges	—	—	586	—	—

Total operating costs and expenses	109,339	109,228	221,057	113,181	109,228

INCOME FROM OPERATIONS	15,978	10,675	30,060	5,776	10,675

OTHER INCOME (EXPENSES):
Interest expense	(11,021)	(12,010)	(22,167)	(1,180)	(12,010)
Write-off of deferred financing costs	(341)	—	(3,829)	(957)	—
Change in value of derivative	(1,275)	—	(1,275)	—	—
Other income, net	110	15	180	33	15

Total other expenses, net	(12,527)	(11,995)	(27,091)	(2,104)	(11,995)

INCOME (LOSS) BEFORE INCOME TAXES	3,451	(1,320)	2,969	3,672	(1,320)
PROVISION FOR INCOME TAXES	1,335	1,236	1,157	2,131	1,236

NET INCOME (LOSS)	$2,116	$(2,556)	$1,812	$1,541	$(2,556)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	(Successor) Six Months Ended June 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,812	$1,541	(2,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,467	2,130	2,230
Amortization	6,725	3,169	3,727
(Gain) loss on disposal of assets	(4)	(2)	50
Asset impairment & related charges	586	—	—
Change in value of derivative	1,275	—	—
Provision for doubtful accounts	35,824	14,997	17,910
Write-off of deferred financing costs	3,829	957	—
Merger-related charges	—	10,010	2,404
Deferred income taxes	—	—	(1,406)
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(38,215)	(19,607)	(10,310)
(Increase) decrease in inventories	(501)	42	(298)
Decrease in other current assets	3,051	1,321	3,145
(Increase) decrease in other assets	(632)	139	(897)
Increase (decrease) in accrued interest	2,083	(155)	—
Increase (decrease) in accounts payable and accrued expenses	3,666	10,108	(20,247)

Net cash provided by (used in) operating activities	23,966	24,650	(6,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(5,656)	(2,553)	(1,983)
Acquisition and merger-related charges paid	—	(642)	(487)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(496)	(702)	(82)
Decrease (increase) in restricted cash	536	(15)	749
Payments of contingent notes	(8,769)	(21,879)	(3,365)

Net cash used in investing activities	(14,385)	(25,791)	(5,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	268	—
Debt issuance costs	(3,093)	—	(20,832)
Net payments on long-term debt and capital leases	(1,169)	(131)	(111)
Proceeds from term-loan facility	—	—	225,000
Proceeds from senior offering	—	—	275,000
Payments under term loan facility	(98,312)	—	(563)
Payments on former credit facility	—	—	(113,190)
Proceeds from Ameripath Holdings	—	—	296,222
Payment to Ameripath Holdings	(5,774)	—	—
Purchase of common stock	—	—	(629,554)
Financing costs paid	—	—	(11,583)
Contingent note proceeds	8,769	—	3,366
Proceeds from sale of senior subordinated notes	79,500	—	—
Tax benefit of exercise of stock options	—	40	—

Net cash (used in) provided by financing activities	(20,079)	177	23,755

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,498)	(964)	12,339
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,536	964	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,038	$—	$12,339

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Accrual for repurchase of stock options	$—	$9,945	$—
Property and equipment acquired pursuant to capital leases	—	444	20

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

The March 2003 Transaction has been accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142). In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill is recorded.

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account,

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of June 30, 2004, approximately $23.9 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

For the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through June 30, 2003, the Company recorded merger-related charges of approximately $10.0 million and $2.4 million, respectively, related to the March 2003 Transaction.

Note 3—Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods, but which do not qualify for classification as an extraordinary item under APB Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. In accordance with SFAS No. 145, the Company wrote-off approximately $3.8 million and $1.0 million of deferred financing costs during the six months ended June 30, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively, relating to the prepayment of debt, which is included in other income (expense) in the condensed consolidated statements of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company must apply the provisions of FIN 46 for the first interim or annual period beginning after March 15, 2004. The Company has determined that the provisions of FIN 46 do not apply to the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company is recording this derivative instrument at market value and is reflecting the change in the market value in the condensed consolidated statements of operations.

Note 4—Acquisitions

During the first six months of 2004, the Company acquired one hospital-based practice in Bountiful, Utah. During the period from January 1, 2003 through March 27, 2003, the predecessor acquired a start-up operation in Charleston, South Carolina. During the period from March 28, 2003 through June 30, 2003, the successor did not have any acquisitions. The total consideration paid by the Company in connection with these acquisitions consisted of cash and contingent notes. During the six months ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through June 30, 2003, the Company made contingent note payments of $8.8 million, $21.9 million, and $3.4 million, respectively, relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $73.3 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through June 30, 2004.

There is no pro forma information presented for the six months ended June 30, 2004, due to the immateriality of the one acquisition consummated during 2004. There is no pro forma information presented for the period from January 1, 2003 through March 27, 2003, or for the period from March 28, 2003 through June 30, 2003, due to the immateriality of the one acquisition completed, which was a start-up operation with no revenues.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was $2.8 million and $3.1 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense of identifiable intangibles was $5.6 million, $3.1 million, and $3.1 million, for the six months ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through June 30, 2003, respectively.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2004 is as follows:

Remainder of 2004	$5,507
2005	11,014
2006	7,814
2007	6,747
2008	5,967
2009	5,708
Thereafter	102,249

The weighted average amortization period for identifiable intangible assets is approximately 14.4 years.

Note 6—Restructuring Costs

During the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through June 30, 2003, the Company incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million and $2.0 million, respectively, for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

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

The New Credit Facility provided for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the March 2003 Transaction and a $65.0 million revolving credit facility with a maturity of six years. In February 2004, the Company paid down the term loan facility of the New Credit Facility to $125.0 million with proceeds from the issuance of $75.0 million of additional 10 1/2% Senior Subordinated Notes due 2013 and the Company’s cash on hand. In connection with this reduction of the term facility, the interest rate of the term loan facility and the terms and covenants of the facility were modified as reflected in the following paragraphs.

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the revolving loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the New Credit Facility) being within certain defined ranges. The interest rate at June 30, 2004 was 4.28%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Subject to exceptions, the New Credit Facility requires mandatory prepayments of the term loan in amounts equal to 100% of the net cash proceeds from asset sales which are not reinvested by the Company within specific periods, 50% of the net cash proceeds from the issuance of equity securities by the Company or Holdings, 100% of the net cash proceeds from the issuance of debt securities by the Company or Holdings if the leverage ratio is 5.25 times or greater or 50% if the leverage ratio is less than 5.25 times, and 50% of our annual excess cash flow, less all voluntary prepayments made during the year.

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, the Company recognized a $0.3 million write-off of deferred debt costs.

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

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Letters of Credit

As of June 30, 2004, the Company had letters of credit outstanding totaling $2.8 million. The letters of credit secure payments under certain operating leases and expire at various dates in 2004 through 2009. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65 million revolving credit facility are reduced by the balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on June 30, 2004 to satisfy Florida Medicaid requirements.

Note 8—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the six months ended June 30, 2004, the change in the value of the derivative was a loss of approximately $1.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Note 9—Commitments and Contingencies

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleged a breach of duty to stockholders in connection with the March 2003 Transaction. The plaintiffs sought to represent a putative class consisting of the former public stockholders of AmeriPath, Inc. Named as defendants in the Amended Complaint were AmeriPath, Inc. and the members of the AmeriPath, Inc. board of directors. The plaintiffs alleged, among other things, that the consideration was inadequate, that the announcement was improperly timed, that AmeriPath, Inc. was not properly auctioned, that the March 2003 Transaction was unfair, that the proxy statement omitted certain information that the plaintiffs contend was material and that such AmeriPath, Inc. directors breached their fiduciary duties. The Amended Complaint sought injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. The Company believed the Amended Complaint lacked merit and moved to dismiss it. Notwithstanding this motion, the Company and the plaintiffs agreed to a non-class settlement that was funded by the Company’s Directors and Officers insurance carrier, and was in the range of future defense costs and did not materially impact the Company’s financial statements or operations. The litigation was voluntarily dismissed with prejudice on May 18, 2004.

During the ordinary course of business, the Company has become and may in the future become subject to legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists and with respect to hospital employees who are under the supervision of its hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice and most of those suits relate to cytology services. Based upon investigations conducted to date, the Company believes the outcome of any pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under the outstanding medical malpractice claims, there can be no assurance that medical malpractice insurance arrangements will be adequate to cover all such liabilities. The Company also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

Healthcare Regulatory Environment and Reliance on Government Programs — The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company’s net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audits and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s financial position and results of operations. The Company’s operations are continuously subject to review and inspection by regulatory authorities.

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

Employment Agreements — As part of the March 2003 Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which included, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the March 2003 Transaction, which resulted in change in control payments to those former employees and are included in merger-related charges for the period from January 1, 2003 through March 27, 2003. In March 2004, Donald E. Steen became the Company’s Chairman of the Board of Directors. Effective as of July 1, 2004, Mr. Steen became Chief Executive Officer of the Company and entered into an employment contract with the Company.

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

Note 10—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the six months ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through June 30, 2003, net income equaled comprehensive income.

Note 11—Segment Reporting

The Company has two reportable segments, owned operations and managed operations. The segments were determined based on the type of service performed and customers. Owned operations provide anatomic pathology services to hospitals and referring physicians, while the Company’s managed operations provide management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies in the Company’s year-end audited financial statements. The Company evaluates performance based on net revenue and income from operations.

The following is a summary of financial information for the three months ended June 30, 2004 and 2003, six months ended June 30, 2004, the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through June 30, 2003 for the Company’s business segments and corporate offices:

	(Successor) Three months ended June 30,		(Successor) Six months ended June 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through June 30, 2003
	2004	2003
Owned
Net patient service revenue	$119,503	$114,052	$239,123	$113,478	$114,052
Income from operations	26,139	23,063	51,549	23,900	23,063
Segment assets	—	—	777,506	—	797,105
Managed
Net management service revenue	$5,814	$5,851	$11,994	$5,479	$5,851
Income from operations	707	495	1,396	558	495
Segment assets	—	—	17,152	—	22,818
Corporate
Loss from operations	$(10,868)	$(12,883)	$(22,885)	$(18,682)	$(12,883)
Segment assets	—	—	100,571	—	302,100
Elimination of intercompany accounts	—	—	9,551	—	(157,303)

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 12—Income Taxes

The Company’s effective income tax rate was 39.0%, 58.0%, and 93.6% for the six-month period ended June 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through June 30, 2003, respectively.

This rate decreased significantly from the prior period primarily due to the non-deductibility of certain merger-related charges relating to the March 2003 Transaction.

Note 13—Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10 1/2% Senior Subordinated Notes due 2013. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items and asset and liability balances that are applicable to the Company’s subsidiaries are typically recorded in the books and records of AmeriPath, Inc. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to AmeriPath, Inc. and the Company’s subsidiaries.

The following tables present condensed consolidating financial information at June 30, 2004, at December 31, 2003, for the six months ending June 30, 2004, the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through June 30, 2003, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

Successor:

As of June 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$12,309	$729		$13,038
Restricted cash	—	12,289	—		12,289
Accounts receivable, net	142	66,876	16,894		83,912
Inventories	128	2,276	—		2,404
Other current assets	1,875	10,265	3,994		16,134

Total current assets	2,145	104,015	21,617		127,777
Property & equipment, net	2,686	25,610	—		28,296
Goodwill, net	—	420,692	120,879		541,571
Other identifiable intangibles, net	20,100	128,727	32,579		181,406
Investment in subsidiaries	694,430	(6,632)	—	(687,798)	—
Other assets	19,287	5,454	989	—	25,730

Total assets	$738,648	$677,866	$176,064	$(687,798)	$904,780

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$17,220	$27,428	$5,480		$50,128
Current portion of long-term debt	—	291	—		291
Other current liabilities	(56)	1,929	—		1,873

Total current liabilities	17,164	29,648	5,480		52,292
Long-term debt	465,000	2,685	—		467,685
Other liabilities	5,595	18,976	1,702		26,273
Deferred tax liabilities, net	122	16,032	(1,106)		15,048

Total long-term liabilities	470,717	37,693	596		509,006
Intercompany payable (receivable)	277,450	(269,472)	(7,978)		—
Stockholder’s equity:
Common stock	(1,382)	1,381	25	(23)	1
Additional paid-in capital	301,068	33,756	2,991	—	337,815
Retained earnings (deficit)	(326,369)	844,861	174,949	(687,775)	5,666

Total stockholder’s equity	(26,683)	879,998	177,965	(687,798)	343,482

Total liabilities and stockholder’s equity	$738,648	$677,867	$176,063	$(687,798)	$904,780

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Successor:

As of December 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$22,652	$884		$23,536
Restricted cash	—	12,825	—		12,825
Accounts receivable, net	259	66,227	15,109		81,595
Inventories	142	1,761	—		1,903
Other current assets	1,793	13,332	4,059		19,184

Total current assets	2,194	116,797	20,052		139,043
Property & equipment, net	2,029	25,007	67		27,103
Goodwill, net	—	413,301	119,574		532,875
Other identifiable intangibles, net	20,300	131,469	34,791		186,560
Investment in subsidiaries	684,593	(6,630)	—	(677,963)	—
Other assets	20,896	5,469	807	—	27,172

Total assets	$730,012	$685,413	$175,291	$(677,963)	$912,753

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$5,505	$36,413	$5,714		$47,632
Current portion of long-term debt	2,149	1,301	—		3,450
Other current liabilities	(12)	1,885	—		1,873

Total current liabilities	7,642	39,599	5,714		52,955
Long-term debt	487,135	1,873	—		489,008
Other liabilities	5,138	11,213	881		17,232
Deferred tax liabilities, net	122	15,867	(1,106)		14,883

Total long-term liabilities	492,395	28,953	(225)		521,123
Intercompany payable (receivable)	224,996	(227,456)	2,460		—
Stockholder’s equity:
Common stock	(1,382)	1,379	25	(21)	1
Additional paid-in capital	300,092	31,719	3,009	—	334,820
Retained earnings (deficit)	(293,731)	811,219	164,308	(677,942)	3,854

Total stockholder’s equity	4,979	844,317	167,342	(677,963)	338,675

Total liabilities and stockholder’s equity	$730,012	$685,413	$175,291	$(677,963)	$912,753

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Operations:

Successor:

For the six months ended June 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$195,057	$56,060	$251,117
Cost of services	—	(109,662)	(21,959)	(131,621)
Selling, general and administrative expense	(4,252)	(69,699)	(9,332)	(83,283)
Amortization expense	—	(4,925)	(642)	(5,567)
Merger-related charges	—	—	—	—
Restructuring costs	—	—	—	—
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expense	(4,252)	(184,286)	(32,519)	(221,057)
(Loss) income from operations	(4,252)	10,771	23,541	30,060
Other income (expense):
Interest expense	(22,050)	(117)	—	(22,167)
Management fee (A)	—	23,503	(23,503)	—
Change in value of derivative	(1,275)	—	—	(1,275)
Write-off of deferred financing costs	(3,811)	20	(38)	(3,829)
Other, net	61	119	—	180

Total other (expense) income	(27,075)	23,525	(23,541)	(27,091)

(Loss) income before income taxes	(31,327)	34,296	—	2,969
Benefit (provision) for income taxes	12,130	(13,287)	—	(1,157)

Net (loss) income	$(19,197)	$21,009	$—	$1,812

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Predecessor:

For the period from January 1, 2003 through March 27, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	(56,354)	(5,791)	(62,145)
Selling, general and administrative expense	(939)	(33,123)	(2,661)	(36,723)
Amortization expense	—	(2,750)	(357)	(3,107)
Merger-related charges	(10,010)	—	—	(10,010)
Restructuring costs	—	(699)	(497)	(1,196)
Asset impairment & related charges	—	(287)	287	—

Total operating costs and expense	(10,949)	(93,213)	(9,019)	(113,181)
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense):
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of deferred financing costs	(957)	—	—	(957)
Other, net	4	29	—	33

Total other (expense) income	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Successor:

For the period from March 28, 2003 through June 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$76,491	$43,412	$119,903
Cost of services	—	(47,830)	(13,486)	(61,316)
Selling, general and administrative expense	(1,080)	(32,883)	(6,406)	(40,369)
Amortization expense	—	(2,737)	(358)	(3,095)
Merger-related charges	(2,404)	—	—	(2,404)
Restructuring costs	(127)	(81)	(1,836)	(2,044)
Asset impairment & related charges	—	287	(287)	—

Total operating costs and expense	(3,611)	(83,244)	(22,373)	(109,228)
(Loss) income from operations	(3,611)	(6,753)	21,039	10,675
Other income (expense):
Interest expense	(11,943)	(67)	—	(12,010)
Management fee (A)	—	21,003	(21,003)	—
Other, net	25	26	(36)	15

Total other (expense) income	(11,918)	20,962	(21,039)	(11,995)

(Loss) income before income taxes	(15,529)	14,209	—	(1,320)
Benefit (provision) for income taxes	5,189	(6,425)	—	(1,236)

Net (loss) income	$(10,340)	$7,784	$—	$(2,556)

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Condensed Consolidating Statements of Cash Flows:

Successor:

For the six months ended June 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(19,197)	$21,009	$—	$1,812
Adjustments to reconcile net (loss) income to cash provided by operating activities	6,674	37,578	8,450	52,702
Changes in assets and liabilities which used cash, net of effects of acquisitions	32,505	(56,386)	(6,667)	(30,548)

Net cash provided by operating activities	19,982	2,201	1,783	23,966
Cash flows from investing activities	(1,071)	(11,376)	(1,938)	(14,385)
Cash flows from financing activities	(18,911)	(1,168)	—	(20,079)

Decrease in cash and equivalents	—	(10,343)	(155)	(10,498)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$12,309	$729	$13,038

Predecessor:

For the period from January 1, 2003 through March 27,2003	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which used cash, net of effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows from investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows from financing activities	307	(130)	—	177

Increase (decrease) in cash and equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

Successor:

For the period from March 28, 2003 through June 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,340)	$7,784	$—	$(2,556)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	589	20,075	4,251	24,915
Changes in assets and liabilities which used cash, net of effects of acquisitions	(13,449)	(11,943)	(3,215)	(28,607)

Net cash (used in) provided by operating activities	(23,200)	15,916	1,036	(6,248)
Cash flows from investing activities	(667)	(4,590)	89	(5,168)
Cash flows from financing activities	23,867	(112)	—	23,755

Increase in cash and equivalents	—	11,214	1,125	12,339
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$11,214	$1,125	$12,339

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

The condensed consolidated financial statements contained in Item 1 include the accounts of Ameripath, Inc. and subsidiaries (collectively, “Ameripath” or the “Company”) as of and for the three and six months ended June 30, 2004, activity subsequent to the March 2003 Transaction, as well as the accounts of the Predecessor prior to the March 2003 Transaction. The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of our wholly-owned subsidiaries. The Predecessor ceased operations as of the date of the merger.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes included elsewhere in Item 1. Our fiscal year is the calendar year ending December 31. As noted in Note 2 to the condensed consolidated financial statements, the March 2003 Transaction resulted in a new basis of accounting for the Company. In some cases, for ease of comparison purposes, financial data for the period from March 28, 2003 through June 30, 2003 has been added to financial data for the period from January 1, 2003 through March 27, 2003, to arrive at a six-month combined period ended June 30, 2003. This combined data may be referred to herein as the combined six-month period ended June 30, 2003.

AmeriPath is one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 15 regional laboratories and 36 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the six months ended June 30, 2004, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively. For the combined six months ended June 30, 2003, our revenues from owned operations and managed operations accounted for 95.3% and 4.7% of our total net revenues, respectively.

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

Costs of services. Costs of services consists principally of the compensation and fringe benefits of pathologists, medical malpractice insurance, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Historically, acquisitions, and the costs associated with additional personnel and facilities, have been the most significant factor driving increases in our costs of services. Also, increases in medical malpractice insurance have affected our costs of services.

Selling, general and administrative expenses. Selling, general and administrative expenses primarily include the cost of field operations, corporate support, sales and marketing, information technology and billing and collections. As we have developed our national sales and marketing infrastructure, our selling, general and administrative expenses have increased. In addition, spending on new information technology initiatives historically has contributed to increased expenses in this category.

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

Recent Trends and Events

Acquisitions. During the first six months of 2004, we acquired one hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the three and six months ended June 30, 2004, we made contingent note payments of approximately $0.8 and $8.8 million, respectively, relating to previous acquisitions.

Medical Malpractice Costs. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2003, our medical malpractice costs were approximately $12.4 million. For the three and six months ended June 30, 2004, our medical malpractice costs were approximately $3.2 million and $6.2 million, respectively.

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

Critical Accounting Policies

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and those of our owned operations. As part of the consolidation process, we have eliminated intercompany accounts and transactions. We do not consolidate the results of operations of our managed operations.

Segments

Our two reportable segments are our owned operations and our managed operations. We determine our segments based upon the type of service performed and our customers. Our owned operations provide anatomic pathology services to hospitals and referring physicians, while our managed operations provide management services to the affiliated physician groups.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	(Successor) Three Months Ended June 30,		(Successor) Six Months Ended June 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through June 30, 2003
	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services	51.8%	51.1%	52.4%	52.2%	51.1%
Selling, general and administrative expenses	18.5%	18.7%	18.9%	18.3%	18.7%
Provision for doubtful accounts	14.7%	14.9%	14.3%	12.6%	14.9%
Amortization expense	2.2%	2.6%	2.2%	2.6%	2.6%
Asset impairment and related charges	—	—	0.2%	—	—
Merger-related charges	—	2.0%	—	8.4%	2.0%
Restructuring costs	—	1.8%	—	1.0%	1.8%

Total operating costs and expenses	87.2%	91.1%	88.0%	95.1%	91.1%
Income from operations	12.8%	8.9%	12.0%	4.9%	8.9%
Interest expense	(8.8)%	(10.0)%	(8.8)%	(1.0)%	(10.0)%
Change in value of derivative	(1.0)%	—	(0.5)%	—	—
Write-off of deferred financing costs	(0.3)%	—	(1.5)%	(0.8)%	—
Other income, net	0.1%	—	—	—	—

Income (loss) before income taxes	2.8%	(1.1)%	1.2%	3.1%	(1.1)%
Provision for income taxes	1.1%	1.0%	0.5%	1.8%	1.0%

Net income (loss)	1.7%	(2.1)%	0.7%	1.3%	(2.1)%

Net Revenues.

Net revenues increased by $5.4 million, or 4.5%, from $119.9 million for the three months ended June 30, 2003 to $125.3 million for the three months ended June 30, 2004. Same store net revenue increased $6.7 million or 5.7% from $117.0 million for the three months ended June 30, 2003 to $123.7 million for the three months ended June 30, 2004. Same store net revenue, excluding revenue from national laboratory companies, for the second quarter of 2004 increased 6.6%, or $7.6 million, compared to the second quarter of 2003. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2004. Our mix of revenue for the second quarter of 2004 was 54% outpatient, 41% inpatient (hospital-based), and 5% management services. This compares to a mix of 51% outpatient, 44% inpatient (hospital-based) and 5% management services for the second quarter in 2003.

Net revenues increased by $12.2 million, or 5.1%, from $238.9 million for the combined six months ended June 30, 2003 to $251.1 million for the six months ended June 30, 2004. Same store net revenue increased $14.7 million or 6.3% from $232.2 million for the combined six months ended June 30, 2003 to $246.9 million for the six months ended June 30, 2004. Same store net revenue, excluding revenue from national laboratory companies, for the six months ended June 30, 2004 increased 7.9%, or $18.0 million, compared to the same period of 2003. For the six months ended June 30, 2004, revenue from our contracts with national laboratory companies was $0.2 million, down from $3.4 million in the same period of 2003. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2004. Our mix of revenue for the six months ended June 30, 2004 was 53% outpatient, 42% inpatient (hospital-based), and 5% management services. This compares to a mix of 50% outpatient, 45% inpatient (hospital-based) and 5% management services in the same period for 2003.

Costs of Services.

Costs of services increased by $3.6 million, or 5.9%, from $61.3 million for the three months ended June 30, 2003 to $64.9 million for the three months ended June 30, 2004. Costs of services as a percentage of net revenues increased from 51.1% for the three months ended June 30, 2003 to 51.8% for the three months ended June 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physician’s offices. Gross margin decreased from 48.9% for the three months ended June 30, 2003 to 48.2% for the three months ended June 30, 2004.

Costs of services increased by $8.1 million, or 6.6%, from $123.5 million for the combined six months ended June 30, 2003 to $131.6 million for the six months ended June 30, 2004. Costs of services as a percentage of net revenues increased from 51.7% for the combined six months ended June 30, 2003 to 52.4% for the six months ended June 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physician’s offices. Gross margin decreased from 48.3% for the combined six months ended June 30, 2003 to 47.6% for the six months ended June 30, 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $0.7 million, or 3.2%, from $22.5 million for the three months ended June 30, 2003 to $23.2 million for the three months ended June 30, 2004. As a percentage of net revenues, selling, general and administrative expenses decreased from 18.7% for the three months ended June 30, 2003 to 18.5% for the three months ended June 30, 2004.

Selling, general and administrative expenses increased by $3.3 million, or 7.2%, from $44.2 million for the combined six months ended June 30, 2003 to $47.5 million for the six months ended June 30, 2004. As a percentage of net revenues, selling, general and administrative expenses increased from 18.5% for the combined six months ended June 30, 2003 to 18.9% for the six months ended June 30, 2004. The increase was primarily due to the severance cost of approximately $1.4 million for the Company’s former Chief Executive Officer incurred during the three month period ended March 31, 2004, investments in information technology and the expansion of the sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $0.6 million, or 3.4%, from $17.9 million for the three months ended June 30, 2003 to $18.5 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues decreased from 14.9% for the three months ended June 30, 2003 to 14.7% for the same period of 2004.

Our provision for doubtful accounts increased by $2.9 million, or 8.9%, from $32.9 million for the combined six months ended June 30, 2003 to $35.8 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues increased from 13.8% for the combined six months ended June 30, 2003 to 14.3% for the same period of 2004.

Amortization Expense.

Amortization expense decreased by $0.3 million, or 9.7%, from $3.1 million for the three months ended June 30, 2003 to $2.8 million for the three months ended June 30, 2004.

Amortization expense decreased by $0.6 million, or 9.7%, from $6.2 million for the combined six months ended June 30, 2003 to $5.6 million for the six months ended June 30, 2004.

Merger-related Charges.

The merger-related charges of $12.4 million for the combined six months ended June 30, 2003 relate to the March 2003 Transaction. These costs were primarily for legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction. There were no merger-related charges for the six months ended June 30, 2004.

Restructuring Costs.

For the combined six months ended June 30, 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $3.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

Write-off of Deferred Financing Costs.

In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility and the related reduction in the facility to $125.0 million. In June 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs of approximately $0.3 million related to voluntary principal prepayments of its term B credit facility. The remaining balance is being amortized over the life of the term loan facility.

In March 2003, the Company wrote-off the remaining balance of its deferred financing costs of approximately $1.0 million related to the termination of its former credit facility as part of the March 2003 Transaction.

Asset Impairment and Related Charges.

In March 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.

Interest Expense.

Interest expense decreased by $1.0 million from $12.0 million for the three-month period ended June 30, 2003 to $11.0 million for the three months ended June 30, 2004. This decrease was attributable to decreased interest on the declining term B debt balance and an increase of $0.2 million of interest income on the swap agreement, partially offset by increased interest on the senior subordinated notes. Our effective interest rate was 9.2% and 9.1% for the three months ended June 30, 2004 and 2003, respectively.

Interest expense increased by $9.0 million from $13.2 million for the combined six months ended June 30, 2003 to $22.2 million for the six months ended June 30, 2004. This increase was primarily attributable to increased interest of $9.5 million on the senior subordinated notes outstanding. Our effective interest rate was 9.2% and 9.0% for the six months ended June 30, 2004 and 2003, respectively.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the consolidated statements of operations. For the six months ended June 30, 2004, the Company recognized a $1.3 million change in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 38.7% and 93.6% for the three-month period ended June 30, 2004 and 2003, respectively. The 2003 rate was due to the non-deductibility of certain charges relating to the March 2003 Transaction. The effective tax rate for the three-month period ended June 30 2003, excluding the non-deductibility of merger related charges would have been approximately 38.7%.

Our effective income tax rate was 39.0% and 143.1% for the six-month period ended June 30, 2004 and 2003, respectively. The 2003 rate was due to the non-deductibility of certain charges relating to the March 2003 Transaction. The effective tax rate for the combined six-month period ended June 30 2003, excluding the non-deductibility of merger related charges would have been approximately 38.7%.

Net Income (Loss).

Net income for the three months ended June 30, 2004, was $2.1 million, compared with net loss of $2.5 million for the three months ended June 30, 2003. The difference was primarily due to the merger costs of $2.4 million and the restructuring costs of $2.0 million during the three months ended June 30, 2003.

Net income for the six months ended June 30, 2004, was $1.8 million, compared with net loss of $1.0 million for the combined six months ended June 30, 2003. The difference was primarily due to the write-off of $3.8 million in deferred financing costs, increased interest expense of $9.0 million, and the change in the value of the derivative of $1.3 million during the six months ended June 30, 2004 compared to a write-off of $1.0 million of deferred financing costs, merger-related charges of $12.4 million and the restructuring charge of $3.2 million for the combined six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004, we had working capital of approximately $75.5 million, a decrease of $10.6 million from working capital of $86.1 million at December 31, 2003. The decrease in working capital for the first six months of 2004 was due primarily to a decrease in cash and cash equivalents of $10.5 million primarily related to the voluntary cash pre-payment to reduce long-term debt.

For the six months ended June 30, 2004, net cash provided by operating activities was $24.0 million, compared to $18.4 million for the combined six months ended June 30, 2003. For the six months ended June 30, 2004, cash flows from operations were primarily used to make voluntary term loan payments of $10.0 million, and to acquire property and equipment of $5.7 million.

Our New Credit Facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our New Credit Facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage. The interest rate at June 30, 2004 was 4.28%. The New Credit Facility also requires a commitment fee to be paid quarterly equal to 0.5% of any unused commitments under the revolving loan facility.

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, we made the mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, we recognized a $0.3 million write-off of deferred debt costs.

On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, we issued an additional $75.0 million of our 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106%. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of our current and former subsidiaries. The notes and guarantees rank junior to all of our and the guarantors’ existing and future senior indebtedness, on par with all of our and the guarantors’ existing and future senior subordinated indebtedness and senior to all of our and the guarantors’ existing and future subordinated indebtedness. We may redeem any of the notes at any time and from time to time beginning on April 1, 2008, in whole or in part, in cash at the specified redemption prices, plus accrued and unpaid interest to the date of redemption.

The New Credit Facility and the indenture governing the notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $73.3 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first six months of 2004, we made contingent note payments, including interest, aggregating $8.8 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $42.9 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $5.7 million and $4.5 million for the six months ended June 30, 2004 and the combined six months ended June 30, 2003, respectively.

We expect to use our new revolving loan facility to fund internal growth, for acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our new revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent payment obligations exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2004.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent note payments, as of June 30, 2004, for our term loan, other indebtedness and senior subordinated notes, and as of December 31, 2003 for our operating leases, the balance of which has not changed substantially since year end:

	Payments Due By Period (in millions)
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$—	$—	$—	$115.0	$115.0
Other indebtedness	0.3	2.6	0.1	—	3.0
Operating leases	5.6	10.2	9.4	12.6	37.8
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$5.9	$12.8	$9.5	$477.6	$505.8

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s New Credit Facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at June 30, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the six months ended June 30, 2004, the change in the value of the derivative was a loss of approximately $1.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first six months of 2004.

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

RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occur, our business prospects, financial condition and results of operations could be materially adversely affected. You should also review the risk factors and cautionary statements we make in other filings with the Securities and Exchange Commission.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our term loan and subordinated debt.

We have a significant amount of indebtedness. As of June 30, 2004, as adjusted to give effect to the refinancing of the term loan outstanding under our senior credit facility and the issuance of additional senior subordinated notes, our total debt was $468.0 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 58% of our total anticipated capitalization. This debt also excludes our obligations under our existing contingent notes.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws,

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self referral law, or the Stark Law,

•	federal and state false claims laws,

•	state laws regarding prohibitions on the corporate practice of medicine,

•	state laws regarding prohibitions on fee-splitting,

•	federal and state anti-trust laws,

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA,

•	federal and state regulations of privacy, security and electronic transactions and code sets and

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste.

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business – Government Regulation” in our Form 10-K for the year ended December 31, 2003.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 20% of our revenues during the first six months of 2004.

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

We derived approximately 20% of our net revenue during the first six months of 2004 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first six months of 2004 was 14.3% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 22.1%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the first six months of 2004 and 2003, approximately 58%, and 60%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of June 30, 2004, we provided medical director services for 26 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in

Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of June 30, 2004, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $73.3 million over the next five years. Lesser amounts would be paid if the maximum criteria is not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $181.4 million at June 30, 2004, representing approximately 20.0% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $541.6 million at June 30, 2004, representing approximately 59.9% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during the fourth quarter of 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

A number of the members of our senior management team, including David Redmond, our Chief Financial Officer, and Martin Stefanelli, our Chief Operating Officer, have been with our company for slightly more than one year. Other senior officers, including Joseph Sonnier, our President, have also been in their current positions for slightly more than one year. Given the limited experience that our new management team has working together, it is possible that these officers will not integrate well within our organization. In addition, effective July 1, 2004, Donald E. Steen has been appointed Chief Executive Officer of Ameripath. There is no guarantee that our new Chief Executive Officer will integrate well with the other members of management. The failure of our new management team to integrate well within our organization would have a significant effect on our future operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s New Credit Facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at June 30, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the six months ended June 30, 2004, the change in the value of the derivative was a loss of approximately $1.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fourth quarter of 2002, two civil actions were commenced in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. The two actions were consolidated on February 14, 2003 and an Amended Complaint was filed on March 6, 2003. The Amended Complaint alleged a breach of duty to stockholders in connection with the March 2003 Transaction. The plaintiffs sought to represent a putative class consisting of the former public stockholders of AmeriPath, Inc. Named as defendants in the Amended Complaint were AmeriPath, Inc. and the members of the AmeriPath, Inc. board of directors. The plaintiffs alleged, among other things, that the consideration was inadequate, that the announcement was improperly timed, that AmeriPath, Inc. was not properly auctioned, that the March 2003 Transaction was unfair, that the proxy statement omitted certain information that the plaintiffs contend was material and that such AmeriPath, Inc. directors breached their fiduciary duties. The Amended Complaint sought injunctive relief against consummation of the merger, unspecified amounts of damages, costs and expenses related to their actions and other unspecified relief. We believed the Amended Complaint lacked merit and moved to dismiss it. Notwithstanding this motion, we and the plaintiffs agreed to a non-class settlement that was funded by our Directors and Officers insurance carrier, and was in the range of future defense costs and did not materially impact our financial statements or operations. The litigation was voluntarily dismissed with prejudice on May 18, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement, dated March 22, 2004, by and between Ameripath, Inc. and Donald E. Steen

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: August 12, 2004	By:	/S/ JOSEPH A. SONNIER, M.D.
Joseph A. Sonnier, M.D. President

Date: August 12, 2004	By:	/S/ DAVID L. REDMOND
David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated March 22, 2004, by and between Ameripath, Inc. and Donald E. Steen

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350