Form 10-Q
period 2004-09-30
AMERIPATH INC
filed 2004-11-12
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of Common Stock of the Registrant outstanding as of November 12, 2004 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	1

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003, for the nine months ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003 (predecessor) and for the period from March 28, 2003 through September 30, 2003 (Unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003 (predecessor) and for the period from March 28, 2003 through September 30, 2003 (Unaudited)	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Successor)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,757	$23,536
Restricted cash	21,138	12,825
Accounts receivable, net	80,633	81,595
Inventories	2,427	1,903
Income tax receivable	—	1,384
Deferred tax assets, net	13,331	13,331
Other current assets	5,629	4,469

Total current assets	143,915	139,043

PROPERTY AND EQUIPMENT, NET	27,708	27,103

OTHER ASSETS:
Goodwill, net	543,756	532,875
Identifiable intangibles, net	178,652	186,560
Other	26,247	27,172

Total other assets	748,655	746,607

TOTAL ASSETS	$920,278	$912,753

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,371	$40,314
Accrued interest	18,490	7,318
Current portion of long-term debt	2,679	3,450
Other current liabilities	1,205	1,873

Total current liabilities	66,745	52,955

LONG-TERM LIABILITIES:
Long-term debt	465,212	489,008
Other liabilities	27,193	17,232
Deferred tax liabilities, net	15,048	14,883

Total long-term liabilities	507,453	521,123

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at September 30, 2004 and December 31, 2003	1	1
Additional paid-in capital	339,089	334,820
Retained earnings	6,990	3,854

Total stockholder’s equity	346,080	338,675

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$920,278	$912,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	(Successor) Three Months Ended September 30,		(Successor) Nine Months Ended September 30, 2004	(Predecessor) Period From January 1, 2003 through March 27, 2003	(Successor) Period From March 28, 2003 through September 30, 2003
	2004	2003
NET REVENUES:
Net patient service revenues	$121,706	$115,986	$360,829	$113,478	$230,038
Net management service revenues	6,006	6,059	18,000	5,479	11,910

Net revenues	127,712	122,045	378,829	118,957	241,948

OPERATING COSTS AND EXPENSES:
Costs of services:
Net patient service revenues	64,144	59,263	188,240	58,797	116,797
Net management service revenues	3,651	3,887	11,175	3,348	7,669

Total costs of services	67,795	63,150	199,415	62,145	124,466
Selling, general and administrative expenses	21,816	21,730	69,275	21,726	44,189
Provision for doubtful accounts	22,455	20,888	58,279	14,997	38,798
Amortization expense	2,753	2,463	8,321	3,107	5,558
Merger-related charges	—	—	—	10,010	2,404
Restructuring costs	—	—	—	1,196	2,044
Asset impairment and related charges	—	—	586	—	—

Total operating costs and expenses	114,819	108,231	335,876	113,181	217,459

INCOME FROM OPERATIONS	12,893	13,814	42,953	5,776	24,489

OTHER INCOME (EXPENSES):
Interest expense	(11,130)	(11,132)	(33,297)	(1,180)	(23,142)
Write-off of deferred financing costs	—	—	(3,829)	(957)	—
Change in value of derivative	511	—	(764)	—	—
Other income, net	112	146	292	33	161

Total other expenses, net	(10,507)	(10,986)	(37,598)	(2,104)	(22,981)

INCOME BEFORE INCOME TAXES	2,386	2,828	5,355	3,672	1,508
PROVISION FOR INCOME TAXES	1,062	1,108	2,219	2,131	2,344

NET INCOME (LOSS)	$1,324	$1,720	$3,136	$1,541	$(836)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	(Successor) Nine Months Ended September 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,136	$1,541	$(836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,693	2,130	4,424
Amortization	10,014	3,169	6,835
Loss (gain) on disposal of assets	36	(2)	43
Asset impairment and related charges	586	—	—
Change in value of derivative	764	—	—
Provision for doubtful accounts	58,279	14,997	38,798
Write-off of deferred financing costs	3,829	957	—
Merger-related charges	—	10,010	2,404
Deferred income taxes	—	—	(1,326)
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(57,390)	(19,607)	(24,574)
(Increase) decrease in inventories	(524)	42	60
Decrease in other current assets	226	1,321	1,543
(Increase) decrease in other assets	(1,794)	139	(873)
Increase (decrease) in accrued interest	11,172	(155)	14,846
Increase (decrease) in accounts payable and accrued expenses	8,195	10,108	(22,819)

Net cash provided by operating activities	43,222	24,650	18,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(7,334)	(2,553)	(4,788)
Acquisition and merger-related charges paid	—	(642)	(797)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(496)	(702)	(992)
Increase in restricted cash	(8,313)	(15)	(4,750)
Payments of contingent notes	(10,953)	(21,879)	(8,870)

Net cash used in investing activities	(27,096)	(25,791)	(20,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	—	268	—
Debt issuance costs	(3,109)	—	(21,611)
Net payments on long-term debt and capital leases	(1,253)	(131)	2,311
Proceeds from term-loan facility	—	—	225,000
Proceeds from senior offering	—	—	275,000
Payments under term loan facility	(98,312)	—	(1,125)
Payments on former credit facility	—	—	(113,190)
Proceeds from AmeriPath Holdings	—	—	296,222
Payment to AmeriPath Holdings	(5,774)	—	—
Purchase of common stock	—	—	(629,554)
Financing costs paid	—	—	(11,655)
Contingent note proceeds	10,043	—	8,870
Proceeds from sale of senior subordinated notes	79,500	—	—
Tax benefit of exercise of stock options	—	40	—

Net cash (used in) provided by financing activities	(18,905)	177	30,268

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,779)	(964)	28,596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,536	964	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,757	$—	$28,596

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Accrual for repurchase of stock options	$—	$9,945	$—
Property and equipment acquired pursuant to capital leases	—	444	12

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

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under AmeriPath’s Credit Facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of September 30, 2004, approximately $25.2 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

For the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through September 30, 2003, the Company recorded merger-related charges of approximately $10.0 million and $2.4 million, respectively, related to the March 2003 Transaction.

Note 3—Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods, but which do not qualify for classification as an extraordinary item under APB Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. In accordance with SFAS No. 145, the Company wrote-off approximately $3.8 million and $1.0 million of deferred financing costs during the nine months ended September 30, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively, relating to the prepayment of debt, which is included in other income (expenses) in the condensed consolidated statements of operations.

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

Note 4—Acquisitions

During the first nine months of 2004, the Company acquired one hospital-based practice in Bountiful, Utah. During the period from January 1, 2003 through March 27, 2003, the predecessor acquired a start-up operation with no existing revenue in Charleston, South Carolina. The operations of the lab in South Carolina began in the third quarter of 2003. During the period from March 28, 2003 through September 30, 2003, the successor acquired an existing lab in Oklahoma City, Oklahoma. The total consideration paid by the Company in connection with these acquisitions consisted of cash and contingent notes. During the nine months ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through September 30, 2003, the Company made contingent note payments of $11.0 million, $21.9 million, and $8.9 million, respectively, relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $71.7 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through September 30, 2004.

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was $2.8 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively. Amortization expense of identifiable intangibles was $8.3 million, $3.1 million, and $5.6 million, for the nine months ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through September 30, 2003, respectively.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2004 is as follows:

Remainder of 2004	$2,753
2005	11,014
2006	7,814
2007	6,747
2008	5,967
2009	5,708
Thereafter	102,249

The weighted average amortization period for identifiable intangible assets is approximately 14.4 years.

Note 6—Restructuring Costs

During the period from January 1, 2003 through March 27, 2003 and for the period from March 28, 2003 through September 30, 2003, the Company incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million and $2.0 million, respectively, for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

Note 7—Long-term Debt

Term Loan Facility—On March 27, 2003, in connection with our consummation of the March 2003 Transaction, the predecessor terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included in the predecessor statement of operations for the period from January 1, 2003 through March 27, 2003.

The Credit Facility provided for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the March 2003 Transaction and a $65.0 million revolving credit facility with a maturity of six years. In February 2004, the Company paid down the term loan facility of the Credit Facility to $125.0 million with proceeds from the issuance of $75.0 million of additional 10 1/2% Senior Subordinated Notes due 2013 and the Company’s cash on hand. In connection with this reduction of the term facility, the interest rate of the term loan facility and the terms and covenants of the facility were modified as reflected in the following paragraphs.

The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the revolving loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the Credit Facility) being within certain defined ranges. The interest rate at

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

September 30, 2004 was approximately 4.83%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

Subject to exceptions, the Credit Facility requires mandatory prepayments of the term loan in amounts equal to 100% of the net cash proceeds from asset sales which are not reinvested by the Company within specific periods, 50% of the net cash proceeds from the issuance of equity securities by the Company or Holdings, 100% of the net cash proceeds from the issuance of debt securities by the Company or Holdings if the leverage ratio is 5.25 times or greater or 50% if the leverage ratio is less than 5.25 times, and 50% of our annual excess cash flow, less all voluntary prepayments made during the year.

The Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, the Company recognized a $0.3 million write-off of deferred debt costs.

Indebtedness under the Credit Facility is guaranteed by all of the Company’s current restricted subsidiaries, certain of its future restricted subsidiaries and by Holdings. It is secured by a first priority security interest in substantially all of the Company’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned and material leased real property, cash and cash proceeds of the foregoing and a first priority pledge of the Company’s capital stock and the capital stock of the guarantor subsidiaries.

The Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio calculation, a fixed charge coverage ratio calculation and a maximum net senior leverage ratio calculation, which become more restrictive over time. In addition, the Credit Facility includes negative covenants restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s Holding company notes beginning in the fiscal year ending December 31, 2004.

Senior Subordinated Notes—On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness. On October 1, 2004, the Company made its semi-annual interest payment of approximately $18.4 million.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs.

Letters of Credit

As of September 30, 2004, the Company had letters of credit outstanding totaling $3.4 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2004 through 2009. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65 million revolving credit facility are reduced by the balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on September 30, 2004 to satisfy Florida Medicaid requirements.

Note 8—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the nine months ended September 30, 2004, the change in the value of the derivative was a loss of approximately $0.8 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. The Company is providing information to both the United States Attorney’s office and the Florida Attorney General’s Office and intends to cooperate in the investigations. The Company is conducting its own internal investigation of the matters. It is not possible at this point in either investigation to determine whether the government will pursue

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

Employment Agreements — As part of the March 2003 Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which included, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the March 2003 Transaction, which resulted in change in control payments to those former employees and are included in merger-related charges for the period from January 1, 2003 through March 27, 2003. In March 2004, Donald E. Steen entered into an employment contract with the Company and became the Company’s Chairman of the Board of Directors. Effective as of July 1, 2004, Mr. Steen became Chief Executive Officer of the Company.

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

Office Lease — The Company executed a new 60 month lease effective October 1, 2004 for 22,525 square feet of office space for its Corporate offices located in Palm Beach Gardens, Florida. The lease payments will commence upon the occupancy of the office space, which is expected to occur in December 2004. This space will replace its prior facility in Riviera Beach, Florida, which was under a lease that the Company was able to terminate in August 2004 for a fee of approximately $91,000.

Note 10—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the nine months ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through September 30, 2003, net income equaled comprehensive income.

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

The following is a summary of financial information for the three months ended September 30, 2004 and 2003, nine months ended September 30, 2004, the period from January 1, 2003 through March 27, 2003, and the period from March 28, 2003 through September 30, 2003 for the Company’s business segments and corporate offices:

	(Successor) Three months ended September 30,		(Successor) Nine months ended September 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through September 30, 2003
	2004	2003
Owned
Net patient service revenues	$121,706	$115,986	$360,829	$113,478	$230,038
Income from operations	21,814	23,854	73,957	23,900	46,917
Segment assets	—	—	804,713	—	818,709
Managed
Net management service revenues	$6,006	$6,059	$18,000	$5,479	$11,910
Income from operations	708	589	2,105	558	1,084
Segment assets	—	—	17,542	—	23,711
Corporate
Loss from operations	$(9,629)	$(10,629)	$(33,109)	$(18,682)	$(23,512)
Segment assets	—	—	91,364	—	302,652
Elimination of intercompany accounts	—	—	6,659	—	(228,721)

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Note 12—Income Taxes

The Company’s effective income tax rate was 41.4%, 58.0%, and 155.4% for the nine-month period ended September 30, 2004, for the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through September 30, 2003, respectively.

This rate decreased significantly from the prior period primarily due to the non-deductibility of certain merger-related charges relating to the March 2003 Transaction.

Note 13—Subsequent Events

On October 1, 2004, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million.

On November 1, 2004, the Company acquired a hospital based practice in Kansas City, Missouri for a sales price of $4.7 million, which includes $300,000 of assumed debt. The Company used available cash on hand to fund this acquisition.

On November 8, 2004, the Company paid approximately $1.4 million in contingent notes issued in connection with previous acquisitions as additional purchase price.

Note 14—Guarantor Subsidiaries

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

The following tables present condensed consolidating financial information at September 30, 2004, at December 31, 2003, for the nine months ending September 30, 2004, the period from January 1, 2003 through March 27, 2003, and for the period from March 28, 2003 through September 30, 2003, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Balance Sheets:

Successor:

As of September 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash	$—	$20,093	$664		$20,757
Restricted cash	—	21,138	—		21,138
Accounts receivable, net	14	63,231	17,388		80,633
Inventories	92	2,335	—		2,427
Other current assets	2,284	12,661	4,015		18,960

Total current assets	2,390	119,458	22,067		143,915
Property & equipment, net	2,968	24,740	—		27,708
Goodwill, net	—	421,520	122,236		543,756
Other identifiable intangibles, net	20,000	126,758	31,894		178,652
Investment in subsidiaries	697,281	(6,632)	—	(690,649)	—
Other assets	18,641	6,358	1,248	—	26,247

Total assets	$741,280	$692,202	$177,445	$(690,649)	$920,278

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$30,651	$26,202	$6,008		$62,861
Current portion of long-term debt	—	2,679	—		2,679
Other current liabilities	—	1,205	—		1,205

Total current liabilities	30,651	30,086	6,008		66,745
Long-term debt	465,000	212	—		465,212
Other liabilities	4,194	23,404	(1,169)		26,429
Fair Value of derivative hedge	764	—	—		764
Deferred tax liabilities, net	122	16,032	(1,106)		15,048

Total long-term liabilities	470,080	39,648	(2,275)		507,453
Intercompany payable (receivable)	286,053	(278,233)	(7,820)		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	302,232	33,865	2,992	—	339,089
Retained earnings (deficit)	(346,464)	865,565	178,515	(690,626)	6,990

Total stockholder’s equity	(45,504)	900,701	181,532	(690,649)	346,080

Total liabilities and stockholder’s equity	$741,280	$692,202	$177,445	$(690,649)	$920,278

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Operations:

Successor:

For the nine months ended September 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$293,675	$85,154	$378,829
Cost of services	—	(165,972)	(33,443)	(199,415)
Selling, general and administrative expense	(5,621)	(107,349)	(14,584)	(127,554)
Amortization expense	—	(7,362)	(959)	(8,321)
Merger-related charges	—	—	—	—
Restructuring costs	—	—	—	—
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expense	(5,621)	(280,683)	(49,572)	(335,876)
(Loss) income from operations	(5,621)	12,992	35,582	42,953
Other income (expense):
Interest expense	(33,114)	(183)	—	(33,297)
Management fee (A)	—	35,597	(35,597)	—
Change in value of derivative	(764)	—	—	(764)
Write-off of deferred financing costs	(3,829)	—	—	(3,829)
Other, net	73	204	15	292

Total other (expense) income	(37,634)	35,618	(35,582)	(37,598)

(Loss) income before income taxes	(43,255)	48,610	—	5,355
Benefit (provision) for income taxes	16,748	(18,967)	—	(2,219)

Net (loss) income	$(26,507)	$29,643	$—	$3,136

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Predecessor:

For the period from January 1, 2003 through March 27, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	(56,354)	(5,791)	(62,145)
Selling, general and administrative expense	(939)	(33,123)	(2,661)	(36,723)
Amortization expense	—	(2,750)	(357)	(3,107)
Merger-related charges	(10,010)	—	—	(10,010)
Restructuring costs	—	(699)	(497)	(1,196)
Asset impairment & related charges	—	(287)	287	—

Total operating costs and expense	(10,949)	(93,213)	(9,019)	(113,181)
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense):
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of deferred financing costs	(957)	—	—	(957)
Other, net	4	29	—	33

Total other (expense) income	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Successor:

For the period from March 28, 2003 through September 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$171,007	$70,941	$241,948
Cost of services	—	(100,715)	(23,751)	(124,466)
Selling, general and administrative expense	(2,020)	(68,687)	(12,280)	(82,987)
Amortization expense	—	(5,021)	(537)	(5,558)
Merger-related charges	(2,404)	—	—	(2,404)
Restructuring costs	(127)	(81)	(1,836)	(2,044)
Asset impairment & related charges	—	287	(287)	—

Total operating costs and expense	(4,551)	(174,217)	(38,691)	(217,459)
(Loss) income from operations	(4,551)	(3,210)	32,250	24,489
Other income (expense):
Interest expense	(23,009)	(133)	—	(23,142)
Management fee (A)	—	32,266	(32,266)	—
Other, net	64	81	16	161

Total other (expense) income	(22,945)	32,214	(32,250)	(22,981)

(Loss) income before income taxes	(27,496)	29,004	—	1,508
Benefit (provision) for income taxes	9,886	(12,230)	—	(2,344)

Net (loss) income	$(17,610)	$16,774	$—	$(836)

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Cash Flows:

Successor:

For the nine months ended September 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(26,507)	$29,643	$—	$3,136
Adjustments to reconcile net (loss) income to cash provided by operating activities	6,899	60,281	13,021	80,201
Changes in assets and liabilities which used cash, net of effects of acquisitions	38,812	(66,981)	(11,946)	(40,115)

Net cash provided by operating activities	19,204	22,943	1,075	43,222
Cash flows from investing activities	(1,552)	(24,249)	(1,295)	(27,096)
Cash flows from financing activities	(17,652)	(1,253)	—	(18,905)

Decrease in cash and equivalents	—	(2,559)	(220)	(2,779)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$20,093	$664	$20,757

Predecessor:

For the period from January 1, 2003 through March 27, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which used cash, net of effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows from investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows from financing activities	307	(130)	—	177

Increase (decrease) in cash and equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

Successor:

For the period from March 28, 2003 through September 30, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(17,610)	$16,774	$—	$(836)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	(5,819)	49,207	7,790	51,178
Changes in assets and liabilities which used cash, net of effects of acquisitions	(2,719)	(22,825)	(6,273)	(31,817)

Net cash (used in) provided by operating activities	(26,148)	43,156	1,517	18,525
Cash flows from investing activities	(1,812)	(18,474)	89	(20,197)
Cash flows from financing activities	27,960	2,308	—	30,268

Increase in cash and equivalents	—	26,990	1,606	28,596
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$26,990	$1,606	$28,596

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three and nine months ended September 30, 2004, activity subsequent to the March 2003 Transaction, as well as the accounts of the Predecessor prior to the March 2003 Transaction. The financial statements and financial data of the Predecessor are presented for comparative purposes and include the combined historical financial statements of our wholly-owned subsidiaries. The Predecessor ceased operations as of the date of the merger.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes included elsewhere in Item 1. Our fiscal year is the calendar year ending December 31. As noted in Note 2 to the condensed consolidated financial statements, the March 2003 Transaction resulted in a new basis of accounting for the Company. In some cases, for ease of comparison purposes, financial data for the period from March 28, 2003 through September 30, 2003 has been added to financial data for the period from January 1, 2003 through March 27, 2003, to arrive at a nine-month combined period ended September 30, 2003. This combined data may be referred to herein as the combined nine-month period ended September 30, 2003.

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

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the nine months ended September 30, 2004, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively. For the combined nine months ended September 30, 2003, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively.

Acquisitions. During the first nine months of 2004, we acquired one hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the three and nine months ended September 30, 2004, we made contingent note payments of approximately $2.2 and $11.0 million, respectively, relating to previous acquisitions.

Medical Malpractice Costs. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2003, our medical malpractice costs were approximately $12.4 million. For the three and nine months ended September 30, 2004, our medical malpractice costs were approximately $3.6 million and $9.8 million, respectively.

Medicare Reimbursement. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years

Financial Statement Presentation

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	(Successor) Three Months Ended September 30,		(Successor) Nine Months Ended September 30, 2004	(Predecessor) Period from January 1, 2003 through March 27, 2003	(Successor) Period from March 28, 2003 through September 30, 2003
	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services	53.1%	51.8%	52.6%	52.2%	51.4%
Selling, general and administrative expenses	17.1%	17.8%	18.3%	18.3%	18.3%
Provision for doubtful accounts	17.6%	17.1%	15.4%	12.6%	16.0%
Amortization expense	2.2%	2.0%	2.2%	2.6%	2.3%
Asset impairment and related charges	—	—	0.2%	—	—
Merger-related charges	—	—	—	8.4%	1.0%
Restructuring costs	—	—	—	1.0%	0.9%

Total operating costs and expenses	90.0%	88.7%	88.7%	95.1%	89.9%
Income from operations	10.0%	11.3%	11.3%	4.9%	10.1%
Interest expense	(8.7)%	(9.1)%	(8.8)%	(1.0)%	(9.6)%
Change in value of derivative	0.4%	—	(0.2)%	—	—
Write-off of deferred financing costs	—	—	(1.0)%	(0.8)%	—
Other income, net	0.1%	0.1%	0.1%	—	0.1%

Income before income taxes	1.8%	2.3%	1.4%	3.1%	0.6%
Provision for income taxes	0.8%	0.9%	0.6%	1.8%	1.0%

Net income (loss)	1.0%	1.4%	0.8%	1.3%	(0.4)%

Net Revenues.

Net revenues increased by $5.7 million, or 4.7%, from $122.0 million for the three months ended September 30, 2003 to $127.7 million for the three months ended September 30, 2004. Revenues for the third quarter of 2003 were negatively impacted by a $2.2 million charge to revenues based on changes in our estimated contractual allowances resulting from an analysis of our managed care contracts. Same store net revenue increased $5.0 million or 4.1% from $120.3 million for the three months ended September 30, 2003 to $125.3 million for the three months ended September 30, 2004. Same store net revenue, excluding revenue from national laboratory companies, for the third quarter of 2004 increased 4.6%, or $5.5 million, compared to the third quarter of 2003. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2004. Our mix of revenue for the third quarter of 2004 was 54.3% outpatient, 41% inpatient (hospital-based), and 4.7% management services. This compares to a mix of 51.5% outpatient, 43.5% inpatient (hospital-based) and 5.0% management services for the third quarter in 2003.

Net revenues increased by $17.9 million, or 5.0%, from $360.9 million for the combined nine months ended September 30, 2003 to $378.8 million for the nine months ended September 30, 2004. Revenues for the nine months ended September 30, 2003 were negatively impacted by a $4.5 million charge to revenues based on changes in our estimated contractual allowance resulting from an analysis of our managed care contracts. Same store net revenue increased $19.7 million or 5.6% from $352.3 million for the combined nine months ended September 30, 2003 to $372.0 million for the nine months ended September 30, 2004. Same store net revenue, excluding revenue from national laboratory companies, for the nine months ended September 30, 2004 increased 6.7%, or $23.5 million, compared to the same period of 2003. For the nine months ended September 30, 2004, revenue from our contracts with national laboratory companies was $0.2 million, down from $4.0 million in the same period of 2003. Revenue from our contracts with national laboratory companies is expected to be minimal during the remainder of 2004. Our mix of revenue for the nine months ended September 30, 2004 was 53.3% outpatient, 41.9% inpatient (hospital-based), and 4.8% management services. This compares to a mix of 50.4% outpatient, 44.8% inpatient (hospital-based) and 4.8% management services in the same period for 2003.

Costs of Services.

Costs of services increased by $4.6 million, or 7.3%, from $63.2 million for the three months ended September 30, 2003 to $67.8 million for the three months ended September 30, 2004. Costs of services as a percentage of net revenues increased from 51.8% for the three months ended September 30, 2003 to 53.1% for the three months ended September 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physicians’ offices. Gross margin decreased from 48.2% for the three months ended September 30, 2003 to 46.9% for the three months ended September 30, 2004.

Costs of services increased by $12.8 million, or 6.9%, from $186.6 million for the combined nine months ended September 30, 2003 to $199.4 million for the nine months ended September 30, 2004. Costs of services as a percentage of net revenues increased from 51.7% for the combined nine months ended September 30, 2003 to 52.6% for the nine months ended September 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physicians’ offices. Gross margin decreased from 48.3% for the combined nine months ended September 30, 2003 to 47.4% for the nine months ended September 30, 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $0.1 million from $21.7 million for the three months ended September 30, 2003 to $21.8 million for the three months ended September 30, 2004. As a percentage of net revenues, selling, general and administrative expenses decreased from 17.8% for the three months ended September 30, 2003 to 17.1% for the three months ended September 30, 2004.

Selling, general and administrative expenses increased by $3.4 million, or 5.2%, from $65.9 million for the combined nine months ended September 30, 2003 to $69.3 million for the nine months ended September 30, 2004. As a percentage of net revenues, selling, general and administrative expenses were 18.3% for both the combined nine months ended September 30, 2003 and for the nine months ended September 30, 2004. The increase was primarily due to the severance cost of approximately $1.4 million for the Company’s former Chief Executive Officer incurred during the three month period ended March 31, 2004, investments in information technology and the expansion of the sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $1.6 million, or 7.7%, from $20.9 million for the three months ended September 30, 2003 to $22.5 million for the same period of 2004. The provision for doubtful accounts for the three months ended September 30, 2003 was increased by charges of $4.0 million to reflect the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component (“CPC”) services. The provision for doubtful accounts as a percentage of net revenues increased from 17.1% for the three months ended September 30, 2003 to 17.6% for the same period of 2004.

Our provision for doubtful accounts increased by $4.5 million, or 8.4%, from $53.8 million for the combined nine months ended September 30, 2003 to $58.3 million for the same period of 2004. The provision for doubtful accounts for the combined nine months ended September 30, 2003 was increased by charges of $6.5 million to reflect the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services. The provision for doubtful accounts as a percentage of net revenues increased from 14.9% for the combined nine months ended September 30, 2003 to 15.4% for the same period of 2004.

Amortization Expense.

Amortization expense increased by $0.3 million, or 12.0%, from $2.5 million for the three months ended September 30, 2003 to $2.8 million for the three months ended September 30, 2004.

Amortization expense decreased by $0.4 million, or 4.6%, from $8.7 million for the combined nine months ended September 30, 2003 to $8.3 million for the nine months ended September 30, 2004.

Merger-related Charges.

The merger-related charges of $12.4 million for the combined nine months ended September 30, 2003 relate to the March 2003 Transaction. These costs were primarily for legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction. There were no merger-related charges for the nine months ended September 30, 2004.

Restructuring Costs.

For the combined nine months ended September 30, 2003, we incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $3.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories.

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

Interest Expense.

Interest expense remained constant at $11.1 million for the three-months ended September 30, 2003 and for the three months ended September 30, 2004. Our effective interest rate was 9.5% and 8.8% for the three months ended September 30, 2004 and 2003, respectively.

Interest expense increased by $9.0 million from $24.3 million for the combined nine months ended September 30, 2003 to $33.3 million for the nine months ended September 30, 2004. This increase was primarily attributable to the increased debt incurred in connection with the March 2003 Transaction. Our effective interest rate was 9.3% and 9.1% for the nine months ended September 30, 2004 and 2003, respectively.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the consolidated statements of operations. For the nine months ended September 30, 2004, the Company recognized a $0.8 million change in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 44.5% and 39.2% for the three-month period ended September 30, 2004 and 2003, respectively.

Our effective income tax rate was 41.4% and 86.4% for the nine-month period ended September 30, 2004 and 2003, respectively. The 2003 rate was due to the non-deductibility of certain charges relating to the March 2003 Transaction. The effective tax rate for the combined nine-month period ended September 30 2003, excluding the non-deductibility of merger related charges would have been approximately 39.1%.

Net Income (Loss).

Net income for the three months ended September 30, 2004, was $1.3 million, compared with net income of $1.7 million for the three months ended September 30, 2003.

Net income for the nine months ended September 30, 2004, was $3.1 million, compared with net income of $0.7 million for the combined nine months ended September 30, 2003. The difference was primarily due to the write-off of $3.8 million in deferred financing costs, increased interest expense of $9.0 million, and the change in the value of the derivative of $0.8 million during the nine months ended September 30, 2004 compared to a write-off of $1.0 million of deferred financing costs, merger-related charges of $12.4 million and the restructuring charge of $3.2 million for the combined nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of approximately $77.2 million, a decrease of $8.9 million from working capital of $86.1 million at December 31, 2003. The decrease in working capital for the first nine months of 2004 was due primarily to an increase in accrued interest of $11.2 million and an increase in accrued salary of $6.3 million, partially offset by an increase in cash and equivalents of $5.5 million.

Net cash provided by operating activities remained constant at $43.2 million for the combined nine months ended September 30, 2003 and for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, cash flows from operations were primarily used to make voluntary term loan payments of $10.0 million, and to acquire property and equipment of $7.3 million.

Our Credit Facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our Credit Facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage. The interest rate at September 30, 2004 was approximately 4.83%. The Credit Facility also requires a commitment fee to be paid quarterly equal to 0.5% of any unused commitments under the revolving loan facility.

The Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, we made the mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, we recognized a $0.3 million write-off of deferred debt costs.

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

The Credit Facility and the indenture governing the notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $71.7 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first nine months of 2004, we made contingent note payments, including interest, aggregating $11.0 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $41.7 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $7.3 million for both the nine months ended September 30, 2004 and the combined nine months ended September 30, 2003.

We expect to use our revolving loan facility to fund internal growth, for acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our new revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent payment obligations exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2004.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent note payments, as of September 30, 2004, for our term loan, other indebtedness and senior subordinated notes, and as of December 31, 2003 for our operating leases, the balance of which has not changed substantially since year end:

	Payments Due By Period (in millions)
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loans under our new credit facility	$—	$—	$55.6	$59.4	$115.0
Other indebtedness	2.7	0.1	0.1	—	2.9
Operating leases	5.6	10.2	9.4	12.6	37.8
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$8.3	$10.3	$65.1	$422.0	$505.7

In June 2004, the Company entered into a new operating lease agreement and is relocating its Corporate offices in November 2004. The new lease is for a 5 year term, beginning in October 2004. Under the terms of the new lease, the Company will be obligated to make base rent payments totaling approximately $2.3 million over the 5 year period.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at September 30, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the nine months ended September 30, 2004, the change in the value of the derivative was a loss of approximately $0.8 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first nine months of 2004.

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

We have a significant amount of indebtedness. As of September 30, 2004, as adjusted to give effect to the refinancing of the term loan outstanding under our senior credit facility and the issuance of additional senior subordinated notes, our total debt was $467.9 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 57.5% of our total anticipated capitalization. This debt also excludes our obligations under our existing contingent notes.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid or other federal or state healthcare programs, which accounted for approximately 21% of our revenues during the first nine months of 2004.

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

We derived approximately 21% of our net revenue during the first nine months of 2004 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first nine months of 2004 was 15.4% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 24.3%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the first nine months of 2004 and 2003, approximately 57%, and 61%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

There have been an increasing number of state and federal investigations of healthcare companies, which may increase the likelihood of investigations of our business practices and the possibility that we will become subject to lawsuits.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of September 30, 2004, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in

Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of September 30, 2004, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $71.7 million over the next five years. Lesser amounts would be paid if the maximum criteria is not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $178.7 million at September 30, 2004, representing approximately 19.4% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $543.8 million at September 30, 2004, representing approximately 59.1% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during the fourth quarter of 2003 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

A number of the members of our senior management team, including David Redmond, our Chief Financial Officer, and Martin Stefanelli, our Chief Operating Officer, have been with our company for slightly more than one year. Other senior officers, including Joseph Sonnier, our President, have also been in their current positions for slightly more than one year. Given the limited experience that our new management team has working together, it is possible that these officers will not integrate well within our organization. In addition, effective July 1, 2004, Donald E. Steen was appointed Chief Executive Officer of AmeriPath. There is no guarantee that our new Chief Executive Officer will integrate well with the other members of management. The failure of our new management team to integrate well within our organization would have a significant effect on our future operations.

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

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s Credit Facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at September 30, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the nine months ended September 30, 2004, the change in the value of the derivative was a loss of approximately $0.8 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. For instance, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to the alleged financial inducements received by a Florida physician who is not a pathologist with our company but is one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. We are providing information to both the United States Attorney’s office and the Florida Attorney General’s office and intend to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations. Any action against us by the government could result in fines or penalties being imposed upon us. Additionally, although we believe that we are in material compliance with federal and state fraud and abuse laws, there is no assurance that at a future time a federal or state government agency will not reach a different conclusion.

In addition, during the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists as well as with respect to hospital employees who are under the supervision of the hospital based pathologists. The majority of the Company’s pending legal proceedings involve claims of medical malpractice. Most of these relate to cytology services. Based upon current information, the Company believes the outcome of such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. If the Company is ultimately found liable under these medical malpractice claims, there can be no assurance that the Company’s medical malpractice insurance coverage will be adequate to cover any such liability, and thus, the Company’s financial condition, results of operations and liquidity could suffer a material adverse effect. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician operations, the prior conduct of such practices, or the employment (and restriction on competition of) physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 6.	EXHIBITS

10.1	Lease agreement dated June 22, 2004 and effective as of October 1, 2004 between AmeriPath, Inc. and 7111 Fairway, L.L.C.

10.2	Stock purchase agreement dated November 1, 2004 between Ameripath, Inc. and St. Luke’s Pathology Associates, Inc. and the shareholders of St. Luke’s Pathology Associates, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date:	November 12, 2004	By:	/S/ DONALD E. STEEN
Donald E. Steen
Chief Executive Officer

Date:	November 12, 2004	By:	/S/ DAVID L. REDMOND
David L. Redmond
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Lease agreement dated June 22, 2004 and effective as of October 1, 2004 between AmeriPath, Inc. and 7111 Fairway, L.L.C.

10.2	Stock purchase agreement dated November 1, 2004 between Ameripath, Inc. and St. Luke’s Pathology Associates, Inc. and the shareholders of St. Luke’s Pathology Associates, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350