Form 10-K
period 2004-12-31
AMERIPATH INC
filed 2005-03-18
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

AMERIPATH, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	65-0642485
(State or Other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

7111 Fairway Drive, Suite 400, Palm Beach Gardens, Florida 33418

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (561) 712-6200

7289 Garden Road, Suite 200, Riviera Beach, Florida 33404

(Former Address of Principal Executive Offices)

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

All of the voting and non-voting common equity of the Registrant is held by affiliates.

The number of shares of Common Stock of the Registrant outstanding as of March 17, 2005 was 100.

PART I

ITEM 1. BUSINESS

Our Company

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. During 2004, we processed and diagnosed approximately four million tissue biopsies. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient sections of the anatomic pathology services market. For the year 2004, we generated net revenue and income from operations of $507.3 million and $52.5 million, respectively.

We service an extensive referring physician base through our 14 regional laboratories and 31 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. We have operations in 22 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. Our services are performed by over 400 pathologists, many of whom are leaders in their field. We have built our business by completing over 50 acquisitions of pathology laboratories and operations since our formation as a Delaware corporation in 1996, enabling us to build regional density in attractive geographic markets and to establish a platform for organic growth. We also operate the Center for Advanced Diagnostics, or CAD, which is a leading specialty, or esoteric, testing laboratory.

Our fields of expertise include dermatopathology, in which we maintain a leading market position, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We also believe that we are the leading anatomic pathology services provider to hospitals in the United States. Generally, we are the exclusive provider of anatomic pathology services for the hospitals we serve, which arrangements have historically provided us with a stable stream of revenue. In addition, through our managed care relationships, we contract with HMOs and PPOs that insure approximately 32 million and 128 million individuals, respectively, which represents more than half of all individuals covered by managed care in the United States.

Company History

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath, Inc. (“AmeriPath” or the “Company”) pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”). Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). WCAS, its related investors and several employees or affiliates of the Company currently own 100% of the outstanding common stock of Holdings. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. References herein to our “predecessor” refer to the activities, financial position and results of operations of AmeriPath prior to the March 2003 Transaction.

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

The address of our principal executive office is 7111 Fairway Drive, Suite 400, Palm Beach Gardens, Florida 33418. Our phone number is (561) 712-6200. Our Internet website address is www.ameripath.com.

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

In addition to traditional anatomic pathology services, pathologists increasingly are performing highly complex esoteric tests. Traditionally performed in academic settings, technological advancements have provided large commercial laboratories with highly specialized equipment and the means to perform these advanced tests for patients in both outpatient and inpatient settings. As these tests typically require more advanced equipment and highly skilled personnel to perform, they are generally reimbursed at rates higher than more routine tests. We believe the market for esoteric testing services is approximately $4.4 billion per year. We also believe the growth in the esoteric testing services market benefits from demand factors similar to those in the traditional anatomic pathology services market. In addition, we believe that emerging technologies and tests, such as gene-based tests, or genomics, should drive growth in the esoteric testing services market at a rate that exceeds the growth rate for the traditional anatomic pathology services market.

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

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

•	Leadership in anatomic pathology services. We are an established and experienced leader in the highly fragmented anatomic pathology services market. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient segments of the anatomic pathology services market. Our pathologist base comprises what we believe is the largest single group of pathologists in the nation, and provides us with the ability to offer services in all subspecialties of anatomic pathology. Within the subspecialty of dermatopathology, we estimate our market share to be approximately 14%, which we believe is the largest in the industry. In addition, we have expertise in esoteric testing as well as in the anatomic pathology subspecialties of women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We believe our broad service offerings provide us with an advantage over most of our competitors in maintaining and developing customer relationships.

•	National scale with regional and local density. We believe we have the broadest national footprint within the anatomic pathology services market. We have operations in 22 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. We also have a presence in more than 200 hospitals, which we believe makes us the leading provider of anatomic pathology services in hospitals. Furthermore, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. We have developed a substantial presence in our target markets by forming regional operations that deliver our services locally and enable our pathologists to establish strong relationships with our referring physician base. As a result of our regional coverage, we have been able to grow our revenues, enhance our laboratory utilization, offer a broader range of testing services and benefit from economies of scale and increased managed care contracting leverage.

•	Attractive industry dynamics. The demand for traditional anatomic pathology services and esoteric testing services has created significant and growing markets. We believe the market for traditional anatomic pathology services, excluding esoteric testing services, is approximately $7 billion per year, and the market for esoteric testing services is approximately $4.4 billion per year. We expect these markets to continue to grow primarily due to an aging population, increasing incidences of cancer and medical advancements that allow for more accurate and earlier diagnosis and treatment of diseases. According to the U.S. Census Bureau, the number of people aged 65 and older in the United States is expected to grow 19% over the next ten years. Generally, people aged 65 or older have a greater incidence of chronic health conditions such as cancer, diabetes, heart disease, arthritis or hypertension and are heavier users of healthcare services than people under age 65. For example, according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute, the average annual cancer incidence rate for people aged 65 to 74 is 2,007 per 100,000 people or approximately 14 times the incidence rate of people aged 20-49 and approximately 125 times the incidence rate of people aged 20 and under. Additionally, the National Cancer Institute estimates that incidences of melanoma, a type of skin cancer, in the United States will grow 11% from 2003 to 2007. We also believe that emerging technologies and tests, such as genomics, will further drive growth in the market for esoteric testing services.

•	Strong cash flow generation. We believe our strong cash flow substantially enhances our competitive position in the highly fragmented anatomic pathology services market. In 2004, we generated operating income of $52.5 million, or 10.3% of net revenues. In addition, during 2004 we had cash flow from operating activities less capital expenditures, or free operating cash flow, of $41.2 million. Historically, our strong operating cash flow has been a result of low capital expenditure requirements and our ability to increase the performance of acquired operations. Our attractive margins are a result of our enhanced laboratory utilization, our broad range of testing services, economies of scale and our success in contracting with managed care organizations. In addition, we believe our strong cash flow strengthens our ability to fund organic and external growth initiatives, which enhances our competitiveness relative to most of our smaller, regional competitors.

•	Favorable payor relationships. Currently, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. These relationships provide us with access to a large number of current and potential patients. Our national scale and regional concentration have facilitated our entry into a growing number of relationships with managed care organizations, such as Blue Cross/Blue Shield, Aetna and United Healthcare. In addition, we have recently signed a multi-year agreement to provide anatomic pathology and esoteric testing for CIGNA HealthCare effective March 1, 2005. Under the agreement, we will be a participating provider in CIGNA HealthCare’s HMO, POS, PPO and indemnity health plans and may actively market our services to CIGNA HealthCare members and physicians in certain states. Since 1999, we have more than tripled the number of people covered under our managed care agreements, which we believe validates our managed care strategy. Furthermore, the overwhelming majority of our revenues from these relationships are generated from fee-for-service payments, rather than from fee-per-person, or capitated payments. In addition, our payments from government-sponsored programs, such as Medicare and Medicaid, are relatively limited. During 2004, we derived approximately 22% of our cash collections and net revenues from government-sponsored payors. We believe our diverse payor mix limits our exposure to the loss of any single source of payment for our services.

Business Strategy

We believe our business strategy will help us maintain our status as a leading provider of anatomic pathology services and increase our share of the markets in which we compete. The key elements of our strategy are to:

•	Capitalize on our leading market position. Through our 14 regional laboratories, 31 satellite laboratories and over 400 pathologists, we will continue to provide a comprehensive array of anatomic pathology services to primary care and specialty physicians and serve over 200 hospitals. We will further enhance our extensive expertise in the subspecialties of dermatopathology, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. In addition, through our Center for Advanced Diagnostices, or CAD, we will grow our esoteric testing capabilities in each of these subspecialties. We also plan to leverage our market position, regional model and broad range of services to further penetrate the markets we serve and expand our relationships with physicians, hospitals, managed care organizations and other customers.

•	Continue to focus on organic growth. We are focused on generating internal revenue growth. For 2004, we generated annual same store sales growth of 5.8% without giving effect to the loss of revenues under our contracts with national laboratories, which are no longer a significant component of our business. We believe that our organic growth has been and will continue to be a result of the following initiatives:

•	increasing test volume by continuing to invest in a formal sales and marketing effort,

•	enhancing our payor mix by pursuing additional managed care contracts,

•	continuing to expand our service offerings, including the offering of new, higher revenue, esoteric tests, and

•	improving patient care and customer service by providing more specific, informative and timely reports through the development of a standardized pathology reporting system.

Collectively, these initiatives will provide us with the opportunity to grow our business organically.

•	Maintain quality leadership through a strong pathologist base. We believe that employing anatomic pathologists who provide accurate and efficient diagnoses is a key to our success. A pathologist’s experience and reputation is critical to ensuring a successful relationship with local referring physicians. We actively recruit top anatomic pathologists by targeting practicing pathologists who are locally, nationally and/or internationally renowned. In 2004, we successfully recruited 38 pathologists. In addition, we operate one of the leading centers in the United States devoted to the diagnosis and instruction of diseases of the skin. Founded in 1999, this center provides fellowship programs that enable students to train in various aspects of dermatopathology. We also are affiliated with three leading dermatopathology fellowship programs in the United States. Collectively, these relationships enhance our ability to attract new pathologists and allow us to more easily transfer technical innovations to the anatomic pathology services market. We also believe our size and strength of reputation provide an attractive alternative for pathologists who are seeking to offer a broader range of services, take advantage of available economies of scale and reduce the burden of managing the administrative aspects of their operations.

•	Emphasize information technology capabilities and improve operational efficiencies. We invest in information technology enhancements to improve our services and increase efficiency. For example, in the subspecialty of women’s health diagnostics, we offer customers enhanced pathology reports, including color micrographs that allow pathologists and referring physicians to more accurately view highly abnormal cell populations. In addition, to enhance efficiency, we are consolidating various internal billing systems and outsourced billing arrangements into two billing systems, which we believe will increase collections and reduce our days sales outstanding. We also are committed to increasing efficiencies and economies of scale by promoting “best practices” throughout our organization.

•	Selectively pursue strategic growth initiatives. We plan to invest in new outpatient laboratories and other strategic initiatives such as CAD. We believe these new facilities and programs drive revenue growth by providing national support for our existing regional and local operations and increasing our menu of testing services. We also plan to further penetrate our existing regional markets by opening new laboratory facilities. In addition, we expect to make additional acquisitions, as opportunities arise, in order to strategically enter new markets or further penetrate existing regional markets, such as the facilities we acquired in Utah, Kansas City and New York.

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

Dermatopathology. Dermatopathology is the examination and diagnosis of skin biopsies taken by a dermatologist. Our dermatopathology services include physician-to-physician consultation, patient education materials, a dedicated sales and service team and quick turnaround to our customers. In addition to the routine microscopic examination of tissue, we offer a wide range of advanced testing, including B-cell and T-cell gene rearrangement, fungal cultures, frozen sections, immunohistochemistry profiles and indirect and direct immunoflourescence. Through our DermPath Diagnostics Division, we provide customers with access to approximately 89 board-certified dermatopathologists, which we believe is the largest group of dermatopathologists in our industry. Our customers typically include dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists.

Women’s Health Diagnostics. Women’s health diagnostic services, or gynecologic pathology, includes testing such as conventional and monolayer Pap smears, cervical and breast biopsy examination and testing for chlamydia, gonorrhea and HPV. We offer our customers enhanced pathology reports, including color photomicrographs, which allow pathologists to more accurately view highly abnormal cell populations. We have 69 board-certified cytopathologists providing medical expertise in the women’s health market. Our customers primarily include gynecologists and family practitioners.

Urologic Pathology. Urologic pathology relates to diseases of the male and female urinary tract and male reproductive systems. We offer services including the examination of the prostate, bladder and testicular biopsies, a kidney stone management program and recurrent bladder monitoring for cancer. We also offer prognostic testing including DNA analysis and tumor markers. Our kidney stone management program provides patients and referring physicians access to care through our strategic partnership with Mission Pharmacal, a San Antonio-based pharmaceutical company focused on treatment of kidney stones and other urological ailments. Our physicians include board-certified pathologists who specialize in urologic pathology. Our customers for these services are primarily urologists.

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

Esoteric Testing. Esoteric tests are highly complex tests, typically ordered when a physician requires additional information to establish a diagnosis or choose a therapeutic regimen. Esoteric tests require sophisticated instrumentation and highly skilled personnel to perform and analyze results and consequently have higher reimbursement rates than routine tests. Commonly ordered esoteric tests include flow cytometry (testing for leukemia and lymphoma), DNA analysis, molecular genetics and cytoegenetics. We offer all our pathologists and referring physicians access to these high-end diagnostics through CAD. CAD offers a full array of diagnostics for hematopoetic and solid tissue malignancies, including molecular genetics, cytogenetics, flow cytometry, specialized immunohistochemistry and minimal residual disease detection. The CAD staff includes doctoral scientists and pathologists who specialize in these areas of disease diagnosis.

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

Current Procedural Terminology, or CPT, is a coding system that is applicable to medical services provided under government programs, including Medicare. In addition, most managed care organizations and other third-party payors utilize these codes in determining whether or not a particular service or treatment is a covered expense. During 2004, most of our net revenues resulted from procedures covered by a small number of CPT codes, which makes determination of which code to bill under easier for us than for most other healthcare companies. Upon completion of a pathology report, we generally bill a patient’s insurance carrier, which may be a managed care organization, government program or other carrier, or a patient, if a patient does not have insurance. When billing for a test, we use information contained in the service requisition form accompanying the test to obtain the appropriate CPT code for the anatomic pathology test performed. In the outpatient segment, we generally bill for both the technical processing and the professional interpretation of the sample, which we refer to as global billing. In the inpatient segment, we bill globally if we perform both the technical and professional component of the test, or we bill for the professional component only, if our pathologist performs the examination and interpretation and the hospital performs the technical processing of the sample. In hospitals where our pathologists also serve as the medical director, we often bill non-Medicare patients according to a fee schedule for what are referred to as clinical professional component, or CPC, charges. For Medicare patients at some hospitals, we are paid a medical director fee by the hospital for serving as their laboratory medical director.

Because substantially all of our revenues are derived from services for which our operations charge on a fee-for-service basis, we assume the financial risk related to collection. This includes potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as government programs and managed care organizations. Our provision for doubtful accounts for the year 2004 was 15.1% of net revenues, with net revenues from outpatient and inpatient services having a provision for doubtful accounts of 9.8% and 23.8%, respectively. The difference between our provision for doubtful accounts in each segment is principally due to the lower recoverability of CPC fees in the inpatient segment. Each of these fees is typically a de minimus amount that is billed directly to the insurance carrier or the patient and, as a result, frequently go unpaid.

Billing for our operations currently is performed by multiple internal billing systems and other outsourced billing arrangements. Approximately 80% of our revenue in 2004 was billed through five separate billing systems. We plan to integrate substantially all of our operations into two systems by the end of 2007, utilizing an in-house system and a single outsourced system.

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

Sales and Marketing

We employ formal sales and marketing techniques to capitalize on the medical reputations of our pathologists, which we believe distinguishes us from most independent pathologists. Our sales efforts are focused on providing dedicated service and support along five distinct specialty lines.

•	the dermatopathology specialty line, which markets itself under the name “Dermpath Diagnostics,” focuses on servicing and growing the national skin pathology market comprised of dermatologists, plastic surgeons, family practitioners, and podiatrists. This specialty line is supported by two distinct Institutes; The Institute for Podiatric Pathology, focusing on providing specialized service to Podiatrists and The Institute for Immunofluorescence focusing on providing esoteric testing services to Dermatologists.

•	the general anatomic specialty line, which markets itself under the name “AmeriPath”, is sub-divided into four different specialty lines; Women’s Health, Urology, Gastroenterology and Oncology. These specialty lines focus on servicing and growing our business with gynecologists, urologists, gastroenterologists, clinics and freestanding surgery centers, outpatient oncology offices and hospitals that provide specialized anatomic pathology testing. The general anatomic pathology specialty line is supported by 4 distinct Institutes; The GI Institute, focusing on providing specialized services to gastroenterologists; The GU Institute, focusing on providing specialized services to urologists and The Center for Advanced Diagnostics and AmeriPath Esoteric Institute, focusing on providing esoteric testing services to oncologists, hospitals and gynecologists.

Our sales force markets all the services that fall under each respective specialty line area. We believe these specialty lines are structured to best identify and take advantage of the buying patterns within the markets we serve. Each sales representative is supported by regional sales managers, each of whom work closely with their regional president and report directly to our vice president of sales. The regional sales managers supervise and coordinate the efforts of our field sales representatives. In addition, we utilize a specialized team of managed care contracting representatives to support all five specialty lines in marketing our services to managed care organizations.

We also employ product managers in each of our specialty lines. The product managers report directly to our vice president of marketing. The primary responsibility of each product manager is to work in conjunction with our pathologists and sales and operational teams to develop and market new tests and to assist in training the sales force on the technical attributes of any new test or product within their specialty line.

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

	Year Ended December 31,
	2002	2003	2004
Source of cash collections:
Government programs	22%	22%	22%
Third party (including managed care organizations)	57%	58%	56%
Private payors	10%	12%	14%
National clinical laboratories	7%	2%	1%
Other	4%	6%	7%

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

Information Technology

Information technology is used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Through information technology initiatives, we believe we can improve efficiencies in our billing and collections and reporting systems. In addition, we believe our information technology initiatives will improve our services through enhanced utilization of our pathologists and more advanced and practical laboratory reporting. Among the initiatives currently being implemented by our information technology group are:

•	the creation of a National Data Center in two facilities that will provide redundancy of all our key components in order to improve the overall uptime of all our applications,

•	the creation of a Physician’s WEB Portal that gives AmeriPath clients the ability to view Pathology reports on the WEB and to print populated requisitions with information interfaced from their practice management system,

•	the development of a state of the art laboratory information system that will be utilized by all AmeriPath laboratories and will include advanced features for specimen tracking, document scanning, voice recognition, image reporting, as well as facilitate standardization of data input for consistent management reporting,

•	the development of a state of the art billing information system that is specifically designed to meet AmeriPath’s unique billing needs in the Anatomic Pathology business, as well as provide complete control of system enhancements necessary to accommodate ever changing regulatory requirements.

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

Employees

At December 31, 2004, we employed 405 pathologists. In addition, we employed 825 laboratory technicians, 656 billing, marketing, transcription and administrative staff and 843 other full-time employees. None of these employees or any prospective employee is subject to any collective bargaining agreement.

Website Access to SEC Filings

AmeriPath makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on or through our Internet website, www.ameripath.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Insurance

We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For the period of July 1, 2003 through June 30, 2004, our medical malpractice costs were approximately $13.5 million, representing an increase of $1.1 million from fiscal year 2003. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

We derived approximately 22%, 22%, and 20% of our net revenues for the years 2004, 2003 and 2002, respectively, from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding or practices, could adversely affect our financial condition and results of operations. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. This methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the statutory methodology would result in additional reductions in the physician fee schedule conversion factor in future years, Congress revised the methodology through legislation enacted in December 2003. It is unclear how this revision in the methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

Increasing budgetary pressures at both the federal and state levels and concerns over the continued increase of the costs of healthcare have led, and may continue to lead, to significant reductions in healthcare payments and may lead to significant reductions in our revenue or our revenue for specific tests. State concerns over the growth in Medicaid costs also could result in payment reductions. Although governmental payment reductions have not materially affected us in the past, it is possible that such changes in the future could have an adverse effect on our financial condition and results of operations. In addition, Medicare, Medicaid and other government sponsored healthcare programs are increasingly shifting to some form of managed care. Some states have enacted legislation that require that all Medicaid patients be converted to managed care organizations, and similar legislation may be enacted in other states, which could result in reduced payments to our Company for such patients. In addition, a state-legislated shift in a Medicaid plan to managed care could cause the loss of some, or all, Medicaid business for us in that state if we were not selected as a participating provider. Additionally, funds received under all healthcare reimbursement programs are subject to audit with respect to the proper billing for physician services. Retroactive adjustments of revenue from these programs could occur. We expect that there will continue to be proposals to reduce or limit Medicare and Medicaid payment for services.

In connection with our past acquisitions, we performed due diligence investigations with respect to the potential liabilities of acquired operations and obtained indemnification with respect to some liabilities from the sellers of these operations. Nevertheless, there could be undiscovered claims. Further, despite our efforts to obtain adequate indemnification, liabilities for which we become responsible in respect of acquired operations could be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. We regularly review compliance by our acquired businesses with federal and state healthcare laws and regulations and revise, as appropriate, the policies and procedures of our acquired businesses to conform to our policies and procedures and applicable laws. Although we maintain an active compliance program, it is possible that the government might challenge some of our current practices as not being in full compliance with applicable laws and regulations. A violation of these laws could result in the government’s recoupment of fees previously paid to us, forfeiture of revenues due to us, civil and criminal penalties, exclusion of the physician, the operation or our Company from participation in Medicare and Medicaid programs and loss of a physician’s license to practice medicine.

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

The Stark Law exempts from its definition of a “referral” any request for diagnostic laboratory tests and pathological examination services when made by a pathologist pursuant to a consultation requested by another physician. Our business has been structured so that substantially all tests we perform on the basis of requests from our affiliated physicians will fall within this special pathology exemption. Certain referrals to us are however ineligible for this exemption and, if other Stark Law exemptions do not apply (such as the in-office ancillary service exemption or exemptions for certain employment and personal services arrangements), the government may determine that we are in violation of these complex, constantly evolving Stark Law exemptions and rules. We have also attempted to design our business so that it is in material compliance with applicable state anti-referral laws and regulations, many of which are modeled after the federal statute. If our financial relationships with one or more pathologists were found to be non-exempt or if non-exempt referrals were found to have been made, or if our compensation to physicians were interpreted as violating a state’s anti-referral laws, we and the affected pathologists could be subject to civil and criminal penalties, including fines, exclusions from participation in government and private payor programs, forfeiture of revenues due to us and requirements to refund amounts previously received from government and private payors.

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

Government Investigations of Hospitals and Hospital Laboratories

Significant media and public attention has been focused on the healthcare industry due to ongoing federal and state investigations related to referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, HCA, Inc., or HCA, has been under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 27 HCA hospital laboratories as of December 31, 2004. The government’s investigation of HCA could result in a governmental investigation of one or more of our operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in some states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of our operations. Although we monitor our billing practices and hospital arrangements for compliance with applicable laws, such laws are complex and constantly evolving. The government’s investigations of entities with which we contract may have other effects, which could adversely affect us, including termination or amendment of one or more of our contracts or business relationships.

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

If the laws of a state restrict the direct employment of physicians or the practice of medicine by a company like ours, we conduct business in that state by contracting with an affiliated physician-owned entity that, in turn, employs the physicians who, in turn, practice medicine. In those states, we generally enter into a contract that restricts the owner of the affiliated entity from transferring his, her or its ownership interests in the affiliated entity and otherwise provides us or our designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. Our controlling financial interest is generally obtained pursuant to a long-term management service agreement between us and the affiliated physician-owned entity. Under the management services agreement, we exclusively manage all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because we acquired all of its operating assets at the time we acquired the related laboratory operations. As part of the management services agreements, each affiliated physician-owned entity is required to maintain medical malpractice insurance that names our company as an additional insured, and we are required to maintain general liability insurance that names the affiliated physician-owned entity as additional insured. Upon termination of the services agreement, each affiliated physician-owned entity is required to obtain continuing liability insurance coverage under either a “tail policy” or a “prior acts policy.”

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

Medicare Fee Schedules for Diagnostic Laboratory Testing

Medicare reimburses hospitals for services performed for a patient based on location-specific fee schedules, which in part are based on Consumer Price Index, or CPI, related adjustments. At various times, Congress has implemented a national cap on Medicare laboratory fee schedules and has either limited or eliminated the annual CPI adjustment of the Medicare laboratory fee schedules.

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

Reevaluations and Examination of Billing

Payors periodically reevaluate the services they cover. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be covered. Moreover, recently the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services. The primary focus of this initiative has been on hospital laboratories and on clinical laboratory tests as opposed to anatomic pathology tests. The scope of this initiative, however, could expand. Furthermore, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and a joint governmental initiative commenced in 1995 called Operation Restore Trust, have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. As a result, the OIG has expanded and continues to expand the scope of its healthcare audits and investigations. State enforcement actions are similarly expanding. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. We believe our practices are proper and do not include any allegedly improper practices now being examined.

Laboratory Compliance Plan

In February 1997, the OIG released a model compliance plan for laboratories based largely on the corporate integrity agreements negotiated with the laboratories against which government enforcement actions were brought under Operation Restore Trust. We adopted and maintain a compliance plan, which includes components of the OIG’s model compliance plan, as we deem appropriate to the conduct of our business. Our chief compliance officer reports to our Vice President of Legal and monitors our compliance plan and audit process. The chief compliance officer reports compliance issues directly to the audit committee of our board of directors as he deems appropriate.

Antitrust Laws

In connection with state corporate practice of medicine laws discussed above, the physician-owned affiliates through which we operate are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from our company and from one another under the antitrust laws and, accordingly, subject to a wide range of federal and state laws prohibiting anti-competitive conduct among separate legal entities. We believe we are in compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect us. The government has increased its scrutiny regarding antitrust violations, particularly with regard to healthcare providers. A review of our business and operations by courts or regulatory authorities may adversely affect our business, financial condition or results of operations.

Licensing

The Clinical Laboratory Improvement Amendments program, or CLIA, extends federal oversight to virtually all healthcare laboratories by requiring that laboratories be certified by the government. Many laboratories also must meet governmental quality and personnel standards, undergo proficiency testing and biennial inspections. Rather than focusing on location, size or type of laboratory, oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories: waived, moderate complexity and high complexity. They also establish requirements depending upon the complexity of the test performed. Our outpatient laboratories are licensed by the Department of Health and Human Services, or HHS, under CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control systems, conduct proficiency testing and perform biennial inspections. We also are subject to state regulation, and CLIA provides that a state may adopt more stringent regulations than federal law. For example, some states in which we operate require that laboratory personnel meet certain qualifications and quality controls, maintain certain records and undergo proficiency testing.

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

HIPAA Criminal Penalties

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established an array of new federal criminal authorities prohibiting the commission of fraud against any healthcare benefit program, theft, embezzlement involving healthcare and false statements in connection with the payment of any health benefits. HIPAA also provided broad prosecutorial subpoena authority and authorized property forfeiture upon conviction of a federal healthcare offense. Significantly, the HIPAA provisions apply both to federal programs and to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal healthcare programs. Enforcement of the new HIPAA provisions is in its early stages, and we currently are unable to predict their ultimate impact on us.

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

Failure to comply with the HIPAA regulations may subject the company to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity’s failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by HHS. On April 17, 2003, HHS published an interim final rule regarding civil monetary penalties. The rule largely deals with procedural issues regarding imposition of penalties, and does not address substantive issues regarding what violations will result in the imposition of a civil monetary penalty and what factors will be taken into account in determining the amount of a penalty. The U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for intentional violations of HIPAA. Criminal penalties under HIPAA vary depending upon the nature of the violation, but could include fines of up to $250,000 and/or imprisonment.

At this time, we are not able to determine the full consequences of the HIPAA regulations to our business or the total cost of complying with these regulations. Although we believe we are in material compliance with these HIPAA regulations with which compliance is currently required, the HIPAA regulations are expected to continue to impact us operationally and financially and will pose increased regulatory risk.

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

HIPAA TCS Regulations

The TCS Regulations establish uniform standards relating to data reporting, formatting and coding that covered entities must use in conducting certain transactions. The TCS Regulations presently apply to eight different transactions, including transactions relating to healthcare claims and healthcare payment and remittance advice. Upon the compliance date, healthcare providers must use these standards when electronically conducting a covered transaction with health plans. The compliance date for the TCS Regulations was October 16, 2002, although the Administrative Simplification Compliance Act granted a covered entity an additional one year to achieve compliance if it filed a compliance plan on or before October 15, 2002. We filed a compliance plan to extend the applicable compliance date for the TCS Regulations until October 16, 2003. Any of our operations acquired or formed after October 15, 2002 that did not file for an extension on or before that date, were required to be in immediate compliance.

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

In light of the CMS Guidance, we have taken a number of steps to update our systems and work with our trading partners to achieve compliance with the TCS Regulations. We have updated the software and information systems that we use to conduct electronic transactions with our trading partners to enable us to conduct those transactions in compliance with the TCS Regulations. Where our systems could not be updated to achieve compliance, we have engaged third party clearinghouses to conduct transactions for us. We have also established with most of our trading partners the electronic pathways necessary to process transactions in compliance with the TCS Regulations, and have conducted testing, re-testing and quality assurance processes related to such transactions. Currently, we believe we are HIPAA compliant for those transactions that we conduct and with those trading partners that can conduct HIPAA compliant transactions.

Although we have taken these proactive steps, by deploying our contingency plan and conducting non-standard transactions, our Company, like most covered entities, including CMS, was not in full compliance with the TCS Regulations as of and in the period immediately after October 16, 2003. Although the CMS Guidance indicated that CMS will follow a complaint-driven approach, we cannot provide any assurances regarding how CMS would apply the CMS Guidance in general or to our Company in particular. In addition, we understand that CMS has received a limited number of complaints regarding covered entities’ compliance with the TCS Regulations, and are not currently aware of any complaint against our Company. In the event of enforcement action by CMS, there can be no assurances that we will be able to establish our good faith efforts to CMS’s satisfaction so as to avoid liability for civil monetary penalties. There also can be no assurances that CMS would be willing to extend the 30-day time period for us to remedy non-compliance, or that we would be able to remedy our non-compliance within the 30-day time period or any extended period granted by CMS.

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

ITEM 2. PROPERTIES

We lease our executive offices located in Palm Beach Gardens, Florida (approximately 22,500 square feet), our billing offices in Pompano Beach, Florida (approximately 27,000 square feet) and Addison, Texas (approximately 10,300 square feet), and, including our managed operations, lease 89 other facilities: 23 in Florida, 22 in Texas, six in Tennessee, four in Ohio, three in each of Mississippi, New York, Oklahoma, Pennsylvania, Kentucky, Wisconsin and Georgia, two in each of Alabama, South Carolina and Colorado and one each in Arizona, North Carolina, Indiana, West Virginia, Massachusetts, Michigan and Utah. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. All the facilities encompass an aggregate of approximately 545,000 square feet, have an aggregate annual rent of approximately $7.6 million and have lease terms expiring from 2005 to 2019. As laboratory leases are scheduled to expire, we will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the operation.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. For instance, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our company, but is one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. We are providing information to both the United States Attorney’s office and the Florida Attorney General’s office and intend to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations. Any action against us by the government could result in fines or penalties being imposed upon us. Additionally, although we believe that we are in material compliance with federal and state fraud and abuse laws, there is no assurance that at a future time a federal or state government agency will not reach a different conclusion.

In addition, during the ordinary course of business, we have become and may in the future become subject to legal actions and proceedings. We may have liability with respect to our employees and our pathologists and with respect to hospital employees who are under the supervision of our hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice. Based upon investigations conducted to date, we believe the outcome of pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity. There can be no assurance that our captive insurance arrangements and our excess liability insurance coverage will be adequate to cover all potential medical malpractice liabilities that we may incur. We have no aggregate excess stop loss protection, meaning once our claim limits have been reached, we are subject for any excess amounts. We also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which we become responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 23, 2004, the sole stockholder of the Company approved by written consent the election of Brett P. Brodnax to the Company’s Board of Directors effective as of January 1, 2005. The term of office of all other directors of the Company continued after such election, such directors being Donald E. Steen, Jeffrey A. Mossler, M.D., Clay J. Cockerell, M.D., D. Scott Mackesy, Paul B. Queally, Raymond A. Ranelli, C. Arnold Renschler, M.D., and Sean M. Traynor.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 8, 2002, AmeriPath Holdings, Inc. (“Holdings”), formerly known as Amy Holding Company, and its wholly-owned subsidiary Amy Acquisition Corp., entered into a merger agreement providing for the merger of Amy Acquisition Corp. with and into AmeriPath, with AmeriPath continuing as the surviving corporation and a wholly-owned subsidiary of Holdings. The merger was consummated on March 27, 2003. The Company refers to the merger as the “March 2003 Transaction”. As a result, there is no established public trading market for our Common Stock. As of March 17, 2005, there was one holder of our Common Stock. We have not declared any cash dividends on our Common Stock for our two most recent fiscal years, and we do not intend to pay cash dividends in the foreseeable future. In addition, our credit facility and indenture restrict the payment of dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements. The Statements of Income Data and Balance Sheet Data are derived from our audited financial statements. Our consolidated audited financial statements for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003 for the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002 have been audited by Ernst & Young LLP, our independent auditors. Our consolidated audited financial statements for the years ended December 31, 2001 and 2000 have been audited by Deloitte & Touche LLP. We have restated the historical information below for the year ended December 31, 2000 to reflect our combination with Pathology Consultants of America, Inc., also known as Inform DX, on November 30, 2000, which we accounted for as a pooling of interests.

STATEMENTS OF INCOME DATA:

YEAR ENDED DECEMBER 31,

(dollars in thousands)

	Predecessor				Successor
	Year Ended December 31,			(1) Period from January 1, 2003 through March 27, 2003	(1) Period from March 28, 2003 through December 31, 2003	Year Ended December 31, 2004
	2000	2001	2002
Net revenues	$330,094	$418,732	$478,818	$118,957	$366,046	$507,271

Operating costs and expenses:
Cost of services	163,390	200,102	238,573	62,145	189,771	270,959
Selling, general and administrative expenses	58,411	71,856	84,868	21,726	65,579	95,688
Provision for doubtful accounts	34,040	48,287	58,170	14,997	56,376	76,463
Amortization expense	16,172	18,659	11,389	3,107	8,352	11,100
Merger-related charges (2)	6,209	7,103	2,836	10,010	2,404	—
Restructuring costs (3)	—	—	—	1,196	2,044	—
Asset impairment and related charges (4)	9,562	3,809	2,753	—	425	611

Total operating costs and expenses	287,784	349,816	398,589	113,181	324,951	454,821

Income from operations	42,310	68,916	80,229	5,776	41,095	52,450
Interest expense	(15,376)	(16,350)	(4,016)	(1,180)	(34,469)	(44,797)
Termination of interest rate swap agreement	—	(10,386)	—	—	—	—
Change in value of derivative (5)	—	—	—	—	—	(1,015)
Write-off of Genomics investment (6)	—	—	(1,000)	—	—	—
Write-off of deferred financing costs (7)	—	(1,574)	—	(957)	—	(3,829)
Other income, net	226	145	548	33	318	66

Income before income taxes	27,160	40,751	75,761	3,672	6,944	2,875
Provision for income taxes	14,068	17,399	31,120	2,131	3,090	1,361

Net income	13,092	23,352	44,641	1,541	3,854	1,514
Induced conversion and accretion of preferred stock (8)	(1,604)	—	—	—	—	—

Net income available to common shareholders	$11,488	$23,352	$44,641	$1,541	$3,854	$1,514

CONSOLIDATED BALANCE SHEET DATA:

DECEMBER 31,

(dollars in thousands)

	2000	2001	2002	2003	2004
Cash and cash equivalents	$2,418	$3,208	$964	$23,536	$20,980
Total assets	562,166	604,462	708,460	912,753	964,309
Long-term debt, including current portion	201,747	93,322	116,253	492,458	497,853
Stockholder’s equity	249,665	399,190	451,326	338,675	358,092

(1)	Consolidated financial data as of December 31, 2003 and for the period from March 28, 2003 through December 31, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the merger. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the merger. The financial data for the periods prior to March 27, 2003 consists of the historical data and subsidiaries prior to the merger.
(2)	In connection with our combination with Inform DX, we recorded $6.2 million and $7.1 million in 2000 and 2001, respectively, of costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations. In addition, in connection with the March 2003 Transaction, we recorded $2.8 million of transaction fees in the fourth quarter of 2002 and $12.4 million during 2003.
(3)	Represents restructuring costs that were recognized based upon criteria set forth in SFAS 146 of (i) $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories, and (ii) $2.0 million incurred for remaining severance costs and the closure of our Southern California laboratory. The Southern California facility was closed as a result of a loss of revenue from Quest Diagnostics, which historically accounted for a significant portion of revenues for this individual lab.
(4)	During 2000, we recorded the following asset impairment and related charges: (a) $3.3 million in connection with the termination of our services in South Florida by Quest, (b) $5.2 million in connection with a hospital system, where we provided services, filing for bankruptcy resulting in our loss of three hospital contracts and an ambulatory care facility contract and (c) $1.0 million in connection with the loss of a hospital contract in South Florida to a competitor. During 2001, we recorded an asset impairment charge of $3.8 million related to the closure of an Alabama laboratory. During 2002, we recorded charges consisting of approximately $2.1 million in connection with the write-off of our remaining Quest laboratory contract intangibles and approximately $0.7 million in connection with our termination of a management service agreement in Georgia. During 2003, we recorded a pre-tax, non-cash charge of approximately $0.4 million in connection with the sale of two hospital-based practices in Florida. During 2004, we recorded a pre-tax, non-cash charge of approximately $0.6 million in connection with the sale of a practice in Michigan.
(5)	During 2004, we entered into a swap agreement, and recorded its change in market value as of December 31, 2004.
(6)	During 2002, we wrote off the $1.0 million carrying value of our interest in a genomics company as a result of a decline in the fair value of this investment.
(7)	Consists of write-offs of deferred financing costs in connection with the March 2003 Transaction, and two voluntary paydowns on our current credit facility in 2004.
(8)	During 2000, we recorded $1.5 million in connection with an induced conversion of preferred stock equal to 247,169 shares of common stock issued at a fair value of $6.22.

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

General

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 14 regional laboratories and 31 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

Since our formation in 1996, we have completed over 50 acquisitions of pathology laboratories and operations. In 2000, we merged with Pathology Consultants of America, Inc., also known as Inform DX. The Inform DX merger was accounted for as a pooling of interests. All of our prior year financial information has been restated to reflect the Inform DX merger.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly owned operations as our “owned operations.” In addition, we also have entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For fiscal year 2004, our revenues from owned operations and managed operations accounted for 95.2% and 4.8% of our total net revenues, respectively.

The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath, pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of WCAS. WCAS, its related investors and several employees or affiliates of the Company currently own 100% of the outstanding common stock of Holdings. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. References herein to our “predecessor” refer to the activities, financial position and results of operations of AmeriPath prior to the March 2003 Transaction. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Holdings.

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

Amortization Expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. The results of the transitional and annual impairment tests indicated no impairment of goodwill or other indefinite lived intangibles. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Recent Trends and Events

Acquisitions. During 2004, we acquired two anatomic pathology practices and one dermatopathology practice. The total consideration paid by us included cash of $38.9 million, and stock of our parent company valued at $10.0 million. During 2003, we acquired four anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $4.8 million and additional purchase price consideration issued in the form of contingent notes. During 2002, we acquired seven anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $44.0 million, 108,265 shares of common stock (aggregate value of $1.7 million based upon amounts recorded on our consolidated financial statements), and additional purchase price consideration issued in the form of contingent notes.

Contingent Note Payments. During the year ended December 31, 2004, we made contingent note payments of approximately $14.1 million. During the 12-month combined period ended December 31, 2003, we made contingent note payments of approximately $37.0 million. During 2002, we made contingent note payments of approximately $39.9 million.

Medical Malpractice Insurance Costs. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlements and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2004, our medical malpractice costs were approximately $13.5 million.

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

Intangible Assets. As of December 31, 2004, we had net identifiable intangible assets and goodwill of $179.9 million and $591.8 million, respectively. Our identifiable intangible assets include hospital contracts, laboratory contracts, management service contracts, employment and non-compete agreements, and trade names acquired by us in connection with acquisitions. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors. In September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the March 2003 Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter of 2003, the Company recorded additional goodwill of approximately $12.4 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, the Company also reduced the carrying value of its hospital contracts by $65.3 million, client lists by $70.8 million, and the carrying value of deferred taxes associated with previous acquisitions by $63.3 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the March 2003 Transaction, the predecessor amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

Revenue Recognition. We recognize net patient service revenue at the time we perform services. We record unbilled receivables for services rendered during, but billed subsequent to, the reporting period. We report net patient service revenue at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. We estimate our provision for third-party payor settlements and adjustments in the period the related services are rendered and adjust in future periods as final settlements are determined. We adjust the provision and the related allowance periodically, based upon our evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends and other relevant factors.

Professional Liability and Captive Insurance Program. Through June 30, 2002, we were insured for medical malpractice risks on a claims made basis under traditional insurance policies. We formed a self-insurance, or captive, insurance company, on July 1, 2002 to partially self-insure for medical malpractice costs. The captive arrangement, combined with excess coverage, provides insurance on a per claim basis. We do not have any aggregate excess stop loss protection. We use actuarial estimates to determine accruals for settlement costs, claims expenses and incurred but not reported claims. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced.

Contingent Notes. Our acquisitions generally have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, by us in connection with our acquisitions is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Prior to the March 2003 Transaction, we generally used as consideration a combination of cash, stock, assumed liabilities and contingent notes when acquiring operations. Typically, the contingent notes were structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. Some of our contingent notes were structured to provide for payments to sellers contingent on the retention of specified hospital contracts by the acquired operations. In either case, the contingent notes are not contingent on the continued employment by us of the sellers. If a contingent note payment is earned, we are required to pay the specified amount and interest on this amount. The amount of the payments under our contingent notes cannot be determined until final determination of the operating income levels or other performance targets during the relevant periods specified in the respective agreements. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principles in the United States, are not reflected in our results of operations.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1, 2003 through March 27, 2003	Period from March 28, 2003 through December 31, 2003	Year Ended December 31, 2004
	2002	2003 Combined
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	49.8	51.9	52.2	51.8	53.4
Selling, general and administrative expenses	17.7	18.0	18.3	17.9	18.9
Provision for doubtful accounts	12.1	14.7	12.6	15.4	15.1
Amortization expense	2.5	2.3	2.6	2.3	2.2
Merger-related charges	0.6	2.6	8.4	0.7	—
Restructuring costs	—	0.7	1.0	0.6	—
Asset impairment and related charges	0.6	0.1	—	0.1	0.1

Total operating costs and expenses	83.3	90.3	95.1	88.8	89.7

Income from operations	16.7	9.7	4.9	11.2	10.3
Interest expense	(0.7)	(7.4)	(1.0)	(9.4)	(8.8)
Change in value of derivative	—	—	—	—	(0.2)
Write-off of deferred financing costs	—	(0.2)	(0.8)	—	(0.8)
Write-off of Genomics investment	(0.2)	—	—	—	—
Other income, net	—	0.1	—	0.1	—

Income before income taxes	15.8	2.2	3.1	1.9	0.5
Provision for income taxes	6.5	1.1	1.8	0.8	0.2

Net income	9.3%	1.1%	1.3%	1.1%	0.3%

Year Ended December 31, 2004 compared with Combined Period Ended December 31, 2003

The 12-month combined period ended December 31, 2003 includes the period from January 1, 2003 through March 27, 2003 (predecessor) and the period from March 28, 2003 through December 31, 2003 (successor).

Net Revenues.

Net revenues increased by $22.3 million, or 4.6%, from $485.0 million for the 12-month combined period ended December 31, 2003 to $507.3 million for the year ended December 31, 2004. Revenues for 2003 were negatively impacted by a $4.5 million charge to revenues based on changes in our estimated contractual allowances resulting from the analysis of our managed care contracts. Same store net revenue increased $23.0 million, or 4.9%, from $473.6 million for 2003 to $496.6 million for 2004. Same store net revenue, excluding revenue from national laboratory companies, for 2004 increased 5.8%, or $27.1 million, compared to the same period of 2003. For 2004, revenue from our contracts with national laboratory companies was $0.2 million, down from $4.3 million for the same period of 2003. Our mix of revenue for 2004 was 54.0% outpatient, 41.2% inpatient (hospital based) and 4.8% management services.

Cost of Services.

Cost of services increased by $19.1 million, or 7.6%, from $251.9 million in the 12-month combined period ended December 31, 2003 to $271.0 million for the year ended December 31, 2004. Cost of services, as a percentage of net revenues, increased from 51.9% for 2003 to 53.4% in the comparable period of 2004. The increases in costs of services as a percentage of net revenues are primarily due to increases in physician compensation both from adjustments to existing contracts and from adding additional physicians in selected subspecialties, and from increased courier and distribution costs associated with the increased revenues from physician’s offices. Gross margin decreased from 48.1% in 2003 to 46.6% for the same period in 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $8.4 million, or 9.6%, from $87.3 million for the 12-month combined period ended December 31, 2003 to $95.7 million for the year ended December 31, 2004. As a percentage of net revenues, selling, general and administrative expense increased from 18.0% for 2003 to 18.9% for the same period of 2004. The increases are primarily due to investments in information technology, expansion of the sales and marketing efforts, increases in audit costs and related costs to comply with Sarbanes-Oxley, and the severance costs associated with the former CEO in January 2004 and former COO in November 2004.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $5.1 million, or 7.1%, from $71.4 million for 2003 to $76.5 million for the same period in 2004. The provision for doubtful accounts as a percentage of net revenues increased from 14.7% for 2003 to 15.1% for the same period in 2004. The provision for doubtful accounts for 2003 included charges of $6.5 million related to a change in the net realizable value of certain receivables based on our analysis of the ability to collect historical revenues and billings associated with clinical professional component services.

Amortization Expense.

Amortization expense decreased by $0.4 million, or 3.5%, from $11.5 million for 2003 to $11.1 million for the same period of 2004.

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

Asset Impairment and Related Charges.

During 2004, we sold a practice in Michigan and recorded a loss on the sale of approximately $0.6 million. During 2003, we sold two practices in Florida resulting in an impairment charge of approximately $425,000.

Income from Operations.

Income from operations increased $5.6 million, or 11.9%, from $46.9 million for the combined year ended December 31, 2003 to $52.5 million for the year ended December 31, 2004. The increase was due to the merger-related charges of $12.4 million and restructuring costs of $3.2 million that were incurred in 2003.

Write-off of Deferred Financing Costs.

In March 2003, we wrote off the $1.0 million remaining balance of deferred financing costs related to the termination of our former credit facility as part of the March 2003 Transaction. In 2004, we wrote off approximately $3.8 million related to early paydowns on our credit facility.

Interest Expense.

Interest expense increased by $9.2 million, from $35.6 million for 2003 to $44.8 million for 2004. This increase was attributable to interest on senior subordinated notes that were issued in 2003, partially offset by a decrease in the interest on the term loan, along with a higher effective interest rate. Our effective interest rate was 9.4% and 9.2% for 2004 and 2003, respectively.

Change in Value of Derivative.

In 2004, we entered into an interest rate swap agreement. We recorded the change in market valuation adjustment as of December 31, 2004.

Provision for Income Taxes.

Our effective income tax rate was approximately 47.3% and 49.2% for 2004 and 2003, respectively.

Net Income.

Net income for the year ended December 31, 2004, was $1.5 million, compared with net income of $5.4 million for the 12-month combined period ended December 31, 2003. The primary reason for the decrease in net income was the addition of approximately $9.1 million in interest charges during 2004, along with an additional $8.4 million in selling, general and administrative expenses for 2004.

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

Liquidity and Capital Resources

We fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our $65.0 million revolving loan facility. In addition, we fund payments under certain of our contingent notes from contributions made to us by our parent out of the funds held in a cash collateral account and, if needed, cash flows from operations.

For 2003 and 2004, our cash flows provided by operations were $68.9 million, and $54.0 million, respectively. For 2004, cash flows from operations, borrowings under our credit facility, and the proceeds from issuance of senior subordinated notes were used to make acquisitions of $38.5 million and acquire property and equipment of $12.8 million. For 2003, cash flows from operations, borrowings under our senior credit facility, the proceeds from issuance of senior subordinated notes and proceeds from equity contributions from our parent related to the March 2003 Transaction were used to fund the purchase price of $629.6 million of our publicly held shares of stock, payoff the remaining debt under our former credit facility of $127.5 million, pay debt issuance costs of $22.8 million, and make contingent note payments of $37.0 million.

At December 31, 2004, we had working capital of approximately $70.1 million, a decrease of $16.0 million from working capital of $86.1 million at December 31, 2003. The decrease in working capital for 2004 was due primarily to decreases in cash and cash equivalents of $2.6 million, a reduction in accounts receivable, net of $5.0 million, an increase in accrued expenses of $9.7 million, and an increase in accrued interest of $2.1 million.

At December 31, 2003 and 2004, the Company had $213.3 million and $115.0 million, respectively, outstanding under its senior credit facility borrowings. In February 2004, we repaid the term loan outstanding under our senior credit facility, and amended and restated the credit agreement governing that facility, which provided for a new $125.0 million term loan and certain covenants and mandatory prepayment provisions of the senior credit facility.

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

Prior to the March 2003 Transaction, we generally agreed, in connection with our acquisitions, to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of operating income by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the operating income levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of operating income for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $69.3 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of operating income specified in each agreement were not met. In 2004, 2003, and 2002, we made contingent note payments, including interest, aggregating $14.1 million, $37.0 million, and $39.9 million, respectively. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by our parent out of the funds from the remaining cash collateral account balance of $38.2 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $8.7 million, $9.3 million and $12.8 million in 2002, 2003, and 2004, respectively.

We expect to use borrowings under our revolving loan facility to fund internal growth and acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next 12 months. Further, in the event payments under the contingent notes exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments. All additional payments will result in a corresponding increase in goodwill.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of December 31, 2004 (in millions):

	Payments Due By Period
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$—	$—	$85.3	$29.7	$115.0
Revolver loan	—	—	30.0	—	30.0
Other indebtedness	2.7	0.1	0.1	—	2.9
Operating leases	7.5	6.5	14.9	18.1	47.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$10.2	$6.6	$130.3	$397.8	$544.9

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of December 31, 2004, our maximum obligation remaining under the contingent notes was $69.3 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at December 31, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2004, the change in the value of the derivative was a loss of approximately $1.0 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenue or operating expenses during 2002, 2003 or 2004.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company is recording this derivative instrument at market value and is reflecting the change in the market value in the consolidated statements of income.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation (above). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

We have a significant amount of indebtedness. As of December 31, 2004, as adjusted to give effect to the refinancing of the term loan outstanding under our senior credit facility and the issuance of additional senior subordinated notes, our total debt was $497.9 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 58.2% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

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

Our senior credit facility also includes financial covenants, including requirements that we maintain:

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws,

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law,

•	federal and state false claims laws,

•	state laws regarding prohibitions on the corporate practice of medicine,

•	state laws regarding prohibitions on fee-splitting,

•	federal and state anti-trust laws,

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA,

•	federal and state regulation of privacy, security and electronic transactions and code sets and

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with whom the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 22% of our revenues during 2004.

We owe some of our physicians contingent payment obligations entered into in connection with acquisitions we have completed and some of our physicians are a party to compensation arrangements with us and own common stock of our parent. Although we have attempted to structure our businesses so that our financial relationships with our physicians and our referral practices comply in all material respects with federal and state anti-referral laws, including the Stark Law, the government may take the position that they do not comply, or a prohibited referral may be made by one of our physicians without our knowledge. If our financial relationships with our physicians were found to be unlawful or unlawful referrals were found to have been made, we or they could be fined, become subject to government recoupment of fees previously paid to us and forfeiture of revenues due to us or become subject to civil and criminal penalties. In such situations, we also may be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial condition and results of operations.

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

We derived approximately 22% of our net revenues during 2004 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for 2004 was 15.1% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 23.8%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations, bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. See “Business-Billing.” Hospitals and third party payors are continuing to increase pressure to reduce our revenues from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. In 2003 and 2004, approximately 58%, and 56%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

Investigations of entities with which we do business and regulatory audits could adversely affect us.

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of December 31, 2004, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our Company but is one of our clients. We are providing information to the United States Attorney’s office and intend to cooperate in the investigation. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. We are providing information to both the United States Attorney’s office and the Florida Attorney General’s office and intend to cooperate in the investigations. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

We derive a significant portion of our revenues from short-term hospital contracts and hospital relationships that can be terminated without penalty.

Many of our hospital contracts may be terminated prior to the expiration of the initial or any renewal term by either party with relatively short notice and without cause. We also have business relationships with hospitals that are not governed by written contracts and may be terminated by the hospitals at any time. Loss of a hospital contract or relationship would not only result in a loss of net revenues but may also result in a loss of the outpatient net revenues derived from our association with the hospital and its medical staff. Any such loss could also result in an impairment of the balance sheet value of the assets we have acquired or may acquire, requiring substantial charges to earnings. Continuing consolidation in the hospital industry resulting in fewer hospitals and fewer laboratories enhances the risk that some of our hospital contracts and relationships may be terminated, which could have an adverse effect on our business, financial condition and results of operations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of December 31, 2004, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $69.3 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $179.9 million at December 31, 2004, representing approximately 18.7% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $591.8 million at December 31, 2004, representing approximately 61.4% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2004 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the years ending 2002, 2003 and 2004, turnover rates for our pathologists were 8.8%, 13.3% and 8.1%, respectively. If turnover rates were to increase, our revenues and earnings could be adversely affected.

Our success is dependent on the ability of our new management team to work together effectively.

Our Chief Executive Officer, Donald E. Steen, has been with our Company for less than one year and a number of the other members of our senior management team have been with our company for less than two years. Given the limited experience that our new management team has working together, it is possible that these officers will not integrate well within our organization. The failure of our new management team to integrate well within our organization would have a significant effect on our future operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at December 31, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2004, the change in the value of the derivative was a loss of approximately $1.0 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and independent auditor’s report thereon appear beginning on page F-2. See index to such consolidated financial statements and reports on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, in connection with our ongoing Section 404 assessment in order to allow us to comply with applicable SEC rules and regulations by the filing deadline for our annual report for the calendar year ended December 31, 2006. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to assess our controls and procedures on a regular basis and we will continue to work to improve our controls and procedures and educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

During the course of their audit of our consolidated financial statements for the calendar year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP, advised management and the Audit Committee of our Board of Directors that they had identified four deficiencies in internal controls that they considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the following: (i) number of audit differences and processes and controls in place to prevent or detect such differences given the number of different systems and processes within the Company, (ii) the Company’s information system limitations and the inherent subjectivity in estimating its allowance for doubtful accounts and contractual allowances, (iii) coordination and agreement with third party actuarial firms regarding the estimation of reserves for professional liability insurance, and (iv) the adequacy of general controls relating to an information technology system.

Prior to the identification of such deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to improve the Company’s control environment, including:

•	Significant investments in new systems for the Company, including the recent purchase of an Oracle financial reporting system to replace the Company’s current system.

•	Retention of outside consulting firms to assist in the Company’s Section 404 initiative, including the engagement of a firm to provide guidance specific to IT concerns.

•	Development of an internal billing information system that will interface with the Oracle financial reporting system.

We have discussed our corrective actions and future plans with our Audit Committee and Ernst & Young LLP. While we believe that the remedial actions that have been or will be taken will result in correcting the conditions that are considered to be material weaknesses as soon as practicable, the exact timing of when the conditions will be corrected is dependent upon future events which may or may not occur.

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies described above and taking into account the efforts to address those deficiencies described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
Donald E. Steen	58	Chief Executive Officer and Chairman of the Board
Jeffrey A. Mossler, M.D.	52	Vice Chairman
Joseph A. Sonnier, M.D.	50	President and Chief Development Officer
David L. Redmond	53	Executive Vice President, Chief Financial Officer and Secretary
Stephen V. Fuller	50	Senior Vice President, Human Resources
Stephen W. Aldred, M.D.	52	Regional President, Southwest Region
Steven E. Casper	37	Regional President, Southeast Region
D. Daniel McEuen, Ph.D	57	Regional President, West Region
Bruce C. Walton	45	Regional President, East Region
Clay J. Cockerell, M.D.	48	Director
Brett P. Brodnax	40	Director
D. Scott Mackesy	36	Director
Paul B. Queally	40	Director
Raymond A. Ranelli	57	Director
C. Arnold Renschler, M.D.	63	Director
Sean M. Traynor	35	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

Donald E. Steen joined AmeriPath on March 22, 2004 as Chairman of the Board of Directors and was appointed Chief Executive Officer effective July 1, 2004. Prior to AmeriPath, Mr. Steen founded United Surgical Partners International, Inc. (“USPI”) in February 1998 and served as Chairman and Chief Executive Officer of USPI until he resigned as Chief Executive Officer effective April 1, 2004. Mr. Steen continues to serve as Chairman of the Board for USPI. Prior to USPI, Mr. Steen served as President of the International Group of HCA from 1995 until 1997 and as President of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1982. Mr. Steen is also a member of the Board of Directors of Horizon Health Corporation and Kinetic Concepts, Inc.

Jeffrey A. Mossler, M.D., has been our Vice Chairman since January 2005 and has been a director of our Company since May 2004. Dr. Mossler joined our Company in September of 1997 when CoLab, Inc. in Indianapolis, Indiana was acquired by us. Since that date, Dr. Mossler has served the Company as Managing Director of CoLab, Managing Director of our Indiana practice, Regional Managing Director for the Midwest Region and Chief Medical Officer. Dr. Mossler graduated from the Indiana University School of Medicine in 1977 and completed his residency at Duke University Medical Center and Durham Veteran’s Administration Medical Center. He became board certified in Anatomic and Clinical Pathology in 1981, and has practiced medicine for the past 23 years.

Joseph A. Sonnier, M.D. has been our President since June 1, 2003. Dr. Sonnier joined our Company on September 1, 1997 when Unipath LTD in Dallas, Texas was acquired by us. Since that date, Dr. Sonnier served as the Managing Director of Unipath, and the Regional Managing Director for the Southwest Region. Dr. Sonnier graduated from the Louisiana State University School of Medicine in 1979 and completed his residency at Parkland Memorial Hospital. He became board certified in Anatomic and Clinical Pathology in 1983.

David L. Redmond has been our Executive Vice President, Chief Financial Officer and Secretary since June 2, 2003. Prior to joining us, Mr. Redmond served as the Chief Financial Officer for both Accentia, Inc., a specialty pharmacy and pharmacoeconomics company, and MedHost, Inc., a management information software and services company for hospital emergency departments. Mr. Redmond was the Chief Financial Officer of PharMerica, Inc. from 1998 through 1999 where he directed the corporate restructuring and eventual sale of the company to Bergen Brunswig Corporation in 1999. From 1995 to 1997, Mr. Redmond served as the Executive Vice President and Chief Financial Officer for Pharmacy Corporation of America, prior to which he was a Senior Vice President and Chief Financial Officer of Pharmacy Management Services, Inc. Mr. Redmond is a Certified Public Accountant and spent approximately 16 years with KPMG Peat Marwick, including six years as a partner.

Stephen V. Fuller has been our Senior Vice President of Human Resources since June 1999 and served as our Vice President of Human Resources from November 1996 until June 1999. Prior to joining us, he held executive human resources positions at Miami Heart Institute, Delray Medical Center, Hialeah Hospital, South Miami Hospital, Highland Park General Hospital and the University of Miami/Jackson Memorial Medical Center. Mr. Fuller has 24 years of experience in healthcare human resources and is certified by the HR Certification Institute as a Senior Professional in Human Resources and by World at Work (formerly the American Compensation Association) as a Certified Compensation Professional. Mr. Fuller is an active member of the Society for Human Resources Management and has served in a variety of leadership capacities, including Area II Board Member, Board Member of the HR Florida State Council, State Director for Florida, District Director for South Florida and President of the Greater Miami Society for Human Resources Management.

Stephen W. Aldred, M.D., has been our Regional President of the Southwest Region since September 2004. Dr. Aldred joined AmeriPath on September 1, 1997 when Unipath, LTD was acquired by the Company. Since that date, Dr. Aldred has served as Medical Director of Unipath Outpatient Facilities, Managing Director of AmeriPath North Texas, and Regional Managing Director for the Southwest Region. Dr. Aldred graduated from Indiana University School of Medicine in 1977 and completed a four-year residency in pathology at Parkland Memorial Hospital and Southwestern Medical School in Dallas. He became Board Certified in Anatomic and Clinical Pathology in 1981.

Steven E. Casper has been our Regional President of the Southeast Region since September 2004. Mr. Casper joined AmeriPath in February of 2002 as Vice President of Business Development where he was responsible for executing on business development opportunities related to the expansion of AmeriPath. In that capacity, Mr. Casper was involved in sourcing and closing on the acquisition of over 25 physician practices. From 1999 to 2002, he held the position of Vice President within the firm of Summit Partners, a $6 billion Venture Capital firm focused primarily on health care and technology investing. From 1997 to 1999, Mr. Casper served as the Director of Business Development for AmeriPath assisting in the creation of the Company’s practice acquisition program. From 1994 through 1997, he held the position of Associate within Summit Partners.

D. Daniel McEuen, Ph.D has been our Regional President of the West Region since September 2004. Dr. McEuen joined AmeriPath in November 2000 when the Company acquired Inform DX. Since that time, Dr. McEuen has served as Vice President of Operations and West Managing Director. Prior to joining AmeriPath, Dr. McEuen served as Vice President of Operations for the West Region for Inform DX from 1998 to 2000. From 1988 to 1997, Dr. McEuen served as Technical Director and General Manager of Operations for Laboratory Corporation of America. Dr. McEuen earned a Ph.D in Clinical Pathology from the Medical University of South Carolina.

Bruce C. Walton has been our Regional President of the East Region since January 2004. Mr. Walton joined AmeriPath in June 1999 as Director of Sales and served in that position until July 2000 when he was promoted to Vice President of Sales, Marketing and Contracting. Prior to joining AmeriPath, Mr. Walton served two years as Vice President of Sales & Marketing for Interactive Information, Inc., a start-up company focusing on didactic, interactive patient education. Prior to Interactive, Mr. Walton served in a variety of sales and marketing roles including Sales Director at C.R. Bards, Inc., a manufacturer of healthcare surgical products.

Clay J. Cockerell, M.D. has been associated with AmeriPath since the acquisition of his practice in 1996 and has been a director of our Company since May 2004. He is director of Cockerell and Associates Dermatopathology Laboratories based in Dallas, Texas, a part of AmeriPath’s DermPath Diagnositics division. Dr. Cockerell also serves as Clinical Professor of Dermatology and Pathology and Director of Dermatopathology at the University of Texas Southwesterrn Medical Center. Dr. Cockerell received his M.D. degree from Baylor College of Medicine in 1981.

Brett P. Brodnax joined our board of directors on January 1, 2005. Mr. Brodnax is the executive vice president and chief development officer of United Surgical Partners International, Inc. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president at Baylor Health Care System from May 1990 until December 1999.

D. Scott Mackesy has been a director of our Company since consummation of the March 2003 Transaction. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Mr. Mackesy is a member of the boards of directors of Ardent Health Services, Concentra, Inc., U.S. Oncology, Inc. and several other private companies.

Paul B. Queally has been a director of our Company since the consummation of the March 2003 Transaction. Mr. Queally is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. Mr. Queally received his bachelor’s degree from the University of Richmond and an MBA from Columbia Business School. He is a member of the boards of directors of Concentra, Inc., LabOne Inc., MedCath, Inc., United Surgical Partners International, Inc. and several private companies.

Raymond A. Ranelli has been a director of our Company since November 2003. Mr. Ranelli was formerly the Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, The District of Columbia and Maryland until his retirement in 2003. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financial Advisory Service of PricewaterhouseCoopers, a $1.3 billion business operating in 20 countries with over 7,000 employees and he was also a member of the Firm’s Global Leadership Team. In 1994, he was named Vice Chairman of FAS Operations for PricewaterhouseCoopers in the United States and in 1995, he was appointed to the Firm’s Management Committee. Mr. Ranelli has also been very involved in local community activities and has served on numerous boards and committees such as the Leukemia Society Ball and National Kidney Foundation Ball Executive Committees. Mr. Ranelli received the “Lifetime Achievement Award” from the Leukemia Society in 1998 and from the National Kidney Foundation in 1999. He currently serves as a director of Centennial Communications Corp. and United Components.

C. Arnold Renschler, M.D. rejoined our board of directors in May 2003 after previously serving as a member from April 1997 until the consummation of the March 2003 Transaction. Retired in May 2000, he had been Executive Vice President of Bergen Brunswig Corp. since April 1999. From December 1997 to April 1999, he was President and CEO of PharMerica, Inc. and a member of its board of directors. From June 1996 to November 1997, Dr. Renschler was President and Chief Executive Officer of Pharmacy Corporation of America, a division of Beverly Enterprises, Inc. From January 1990 to June 1996, he held various positions, including serving as a director, President and Chief Operating Officer and Chief Clinical Officer of NovaCare, Inc. He currently serves as a director of two privately-held health care companies: Cora Health, Inc. and excelleRx, Inc. Dr. Renschler is certified in pediatric medicine.

Sean M. Traynor has been a director of our Company since consummation of the March 2003 Transaction. Mr. Traynor is a general partner at Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare, information services and telecommunications industries. Prior to joining Welsh Carson in 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at Bankers Trust Alex Brown from 1996 until 1999. Prior to joining Bankers Trust Alex Brown, Mr. Traynor spent three years with Coopers & Lybrand. Mr. Traynor earned his bachelor’s degree from Villanova University and an MBA from the Wharton School of Business. He is a member of the boards of directors of several private companies.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The audit committee currently includes Messrs. Ranelli, Renschler and Traynor. The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Ranelli has been identified as our audit committee financial expert and is Chairman of the audit committee. The compensation committee currently includes Messrs. Mackesy and Queally. The compensation committee reviews and approves the compensation of our Chief Executive Officer and administers our stock option plan. The stock options are options in our parent company, although the compensation committee of AmeriPath determines the grants.

We have developed a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. The Code of Ethics is posted on our website, www.ameripath.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid or earned during the prior three years to our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus was $100,000 or more for 2004 (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the named executive officers).

	Annual Compensation								(12) Long-Term Compensation Number Of Options Granted	(13) All Other Compensation ($)
Name And Principal Position	Fiscal Year		Salary ($)		Bonus ($)		Other Annual Compensation ($)
Donald E. Steen Chief Executive Officer and Chairman of the Board	2004		286,862	(1)	—		26,200	(2)	2,556,248

Jeffrey A. Mossler, M.D. Vice Chairman	2004 2003 2002	(3)	450,000 461,058 —		50,000 — —		— — —		20,704 479,296 —

Joseph A. Sonnier, M.D. President and Chief Development Officer	2004 2003 2002	(4)	500,000 500,000 —		70,000 — —		122,174 — —	(5)	— 958,592 —	3,279

David L. Redmond Executive Vice President and Chief Financial Officer	2004 2003		292,308 145,000	(6)	75,833 —		— —		— 1,118,362	4,084

Stephen W. Aldred, M.D. Regional President, Southwest Region	2004 2003 2002	(7) (7)	475,481 — —		60,000 — —		— — —		50,000 — —

Martin J. Stefanelli (8) Former Executive Vice President and Chief Operating Officer	2004 2003		280,577 129,808	(9)	207,500 75,000	(10)	— 27,367	(11)	95,859 766,874	3,219

(1)	Represents base salary from March 2004 when Mr. Steen joined AmeriPath.
(2)	Represents reimbursement of living expenses for electricity, real estate taxes and maintenance fees.
(3)	Dr. Mossler was not an executive officer during 2002.
(4)	Dr. Sonnier was not an executive officer during 2002.
(5)	Represents relocation expenses paid to Dr. Sonnier in 2004.
(6)	Represents base salary from June 2003 when Mr. Redmond joined AmeriPath.
(7)	Dr. Aldred was not an executive officer during 2002 or 2003.
(8)	Mr. Stefanelli departed from AmeriPath in November 2004. He was paid his bonus upon his departure.
(9)	Represents base salary from June 2003 when Mr. Stefanelli joined AmeriPath.
(10)	Represents “up front” bonus paid to Mr. Stefanelli when he joined AmeriPath.
(11)	Represents relocation expenses paid to Mr. Stefanelli in 2003.
(12)	Represents stock options granted in our parent’s company stock.
(13)	Represents reimbursement of life insurance premiums paid in 2004.

Director Compensation

We pay each director who is not an employee of our Company or an affiliate of our Company a retainer of $20,000 per year plus $1,500 for each meeting of the board of directors or a committee of the board attended in person and $500 for meetings attended by telephone. In addition, each such director is also entitled to receive an option to purchase 10,000 shares of our parent’s common stock pursuant to our parent’s stock option plan in connection with such director’s initial election to the board and is eligible to receive discretionary grants of options to purchase additional shares from time to time thereafter. We also reimburse all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

Employment Agreements

Donald E. Steen, our Chief Executive Officer, entered into an employment agreement with us on March 22, 2004. Mr. Steen’s employment agreement provides, among other things, for a minimum base salary of $445,000 and an annual performance-based bonus up to 100% of base salary. Additionally, Mr. Steen’s employment agreement provides that if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary and bonus for a period of twenty four months after such termination.

Jeffrey A. Mossler, M.D., our Vice Chairman, entered into an employment agreement with us on April 25, 2003. Dr. Mossler’s employment agreement provides, among other things, for a minimum base salary of $450,000, subject to annual review and annual performance-based bonus compensation. Additionally, Dr. Mossler’s employment agreement provides that if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary for a period of twelve months after such termination. The agreement further provides that Dr. Mossler shall be entitled to a lump sum bonus equal to his annual base salary upon a change of control.

Joseph A. Sonnier, M.D., our President and Chief Development Officer, entered into an employment agreement with us on May 23, 2003. Dr. Sonnier’s employment agreement provides, among other things, for a minimum base salary of $500,000, subject to annual review, and annual performance-based bonus compensation. Additionally, Dr. Sonnier’s employment agreement provides that if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary for a period of eighteen months after such termination. The agreement further provides that if Dr. Sonnier’s duties and responsibilities are materially reduced or he is terminated without cause within one year of a change of control, Dr. Sonnier may elect to terminate his employment agreement and continue to receive his base salary for a period of 18 months thereafter.

David L. Redmond, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with us on May 15, 2003. Mr. Redmond’s employment agreement provides, among other things, for a minimum base salary of $300,000, subject to annual review, and annual performance-based bonus compensation. Mr. Redmond’s employment agreement provides that, if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary and bonus for a period of twenty-four months after such termination. The agreement further provides that Mr. Redmond shall be entitled to a lump sum bonus equal to his annual base salary and bonus upon a change of control. In addition, if following a change of control we require Mr. Redmond to be based more than 30 miles from his current office, or materially reduce his duties and responsibilities, Mr. Redmond can elect to terminate his employment agreement and we must continue to pay him his base salary for twenty-four months thereafter.

Stephen W. Aldred, M.D. our Regional President of the Southwest Region, entered into an employment agreement with us on September 2, 1997. Dr. Aldred’s employment agreement provides, among other things, for a minimum base salary of $450,000, subject to annual review, and annual performance-based compensation. Dr. Aldred’s employment agreement provides that if Dr. Aldred is terminated without cause within one year subsequent to a change of control of the Company, Dr. Aldred shall be entitled to a lump sum payment equal to his annual base salary.

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

Martin J. Stefanelli served as the Company’s Executive Vice President and Chief Operating Officer until November 2004. Mr. Stefanelli’s employment agreement provides that he shall be entitled to the continued payment of his annual base salary for a period of twelve months following his departure from the Company. In addition, Mr. Stefanelli was paid his bonus for the 2004 calendar year upon his departure from the Company. All payments due to Mr. Stefanelli have been accrued in 2004.

Stock Option Plan of AmeriPath Holdings, Inc.

Our parent has adopted a 2003 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 9,300,000 shares of our parent’s common stock. Shares of common stock relating to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

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

The following table presents information regarding options granted to the Company’s named executive officers during fiscal 2004 to purchase shares of our parent company’s common stock:

Option Grants In Fiscal 2004

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
					5%	10%
Donald E. Steen	2,556,248	40.1%	$6.00	3/22/14	$766,875	$1,533,749
Jeffery A. Mossler, M.D.	20,704	3%	$6.00	5/1/14	6,211	12,422
Stephen W. Aldred, M.D.	50,000	1.1%	$6.00	5/1/14	15,000	30,000
Martin J. Stefanelli	95,859	1.5%	$6.00	5/1/14	28,758	57,515

(1)	These assumed annual rates of appreciation were used in compliance with the rules of the SEC and are not intended to forecast future price appreciation of our parent company’s common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2005, with respect to the beneficial ownership of our parent company’s common stock by (i) our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent or more of the outstanding shares of our parent company’s common stock.

Beneficial ownership is defined in accordance with rules adopted by the SEC and includes shares subject to stock options if exercisable on February 28, 2005 or within 60 days thereafter.

Name of Beneficial Owner (1)	Shares Beneficially Owned		Percent Beneficially Owned
Welsh, Carson, Anderson & Stowe	53,416,899	(2)	92.3%
Co-Investment Partners, L.P.	3,333,334	(3)	5.8
Donald E. Steen	1,022,499	(4)	*
Jeffrey A. Mossler, M.D.	191,718	(5)	*
Joseph A. Sonnier, M.D.	295,910	(6)	*
David L. Redmond	223,672	(7)	*
Steven W. Aldred, M.D.	41,666	(8)	*
Clay J. Cockerell, M.D.	12,500	(9)	*
Brett P. Brodnax	0	(10)	*
D. Scott Mackesy	12,341	(11)	*
Paul B. Queally	83,330	(12)	*
Raymond A. Ranelli	17,666	(13)	*
C. Arnold Renschler, M.D.	10,333	(14)	*
Sean M. Traynor	1,667	(15)	*
All directors and executive officers as a group	143,170	(16)	*

*	Less than one percent.
(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 7111 Fairway Drive, Suite 400, Palm Beach Gardens, Florida 33418.
(2)

Represents (A) 46,038,966 shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 1,432,313 shares held by WCAS Capital Partners III, L.P. over which WCAS Capital Partners III, L.P. has sole voting and investment power, (C) an aggregate 1,404,972 shares held by individuals who are general partners of WCAS IX Associates

LLC, the sole general partner of WCAS IX, general partners of WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P. and/or otherwise employed by an affiliate of WCAS IX, and (D) an aggregate of 4,540,648 shares held by entities who are limited partners of WCAS IX or who are affiliates of such limited partners over which WCAS IX has sole voting power, including the shares held by Co-Investment Partners, L.P. WCAS IX Associates LLC, the sole general partner of WCAS IX, and the individuals who serve as general partners of WCAS IX Associates LLC, including Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS IX. Such persons disclaim beneficial ownership of such shares. WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P., and the individuals who serve as general partners of WCAS CP III Associates LLC, including Paul B. Queally, D. Scott Mackesy and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS Capital Partners III, L.P. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	The address of Co-Investment Partners, L.P. is 660 Madison Avenue, 23rd floor, New York, New York 10021. WCAS IX has sole voting power with respect to all shares held by Co-Investment Partners, L.P.
(4)	Includes 1,022,499 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 1,533,749 shares subject to stock options that are not exercisable within 60 days.
(5)	Includes 191,718 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 308,282 shares subject to stock options that are not exercisable within 60 days.
(6)	Includes 287,577 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 671,015 shares subject to stock options that are not exercisable within 60 days.
(7)	Includes 223,672 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 894,690 shares subject to stock options that are not exercisable within 60 days.
(8)	Includes no shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 50,000 shares subject to stock options that are not exercisable within 60 days.
(9)	Includes 6,000 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 494,000 shares subject to stock options that are not exercisable within 60 days.
(10)	Includes no shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 10,000 shares subject to stock options that are not exercisable within 60 days
(11)	Includes 12,341 shares over which Mr. Mackesy has sole voting and investment power. Does not include 46,038,966 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Mackesy, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Mackesy disclaims beneficial ownership of such shares.
(12)	Includes 83,330 shares over which Mr. Queally has sole voting and investment power. Does not include 46,038,966 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally disclaims beneficial ownership of such shares.
(13)	Includes 1,000 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 4,000 shares subject to stock options that are not exercisable within 60 days.
(14)	Includes 2,000 shares subject to stock options which are exercisable or become exercisable within 60 days. Does not include 8,000 shares subject to stock options that are not exercisable within 60 days.
(15)	Includes 1,667 shares over which Mr. Traynor has sole voting and investment power. Does not include 46,038,966 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Traynor, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P. may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners, L.P. Mr. Traynor disclaims ownership of such shares.
(16)	Does not include 46,038,966 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, Mr. Mackesy and Mr. Traynor, each, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally, Mr. Mackesy and Mr. Traynor each disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation. Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. WCAS, its related investors and several employees or affiliates of the Company own 100% of the outstanding common stock of Holdings after the March 2003 Transaction. The March 2003

Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc.

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

In addition, concurrently with the consummation of the March 2003 Transaction, our parent issued to WCAS Capital Partners III, L.P., or WCAS CP III, an investment partnership affiliated with WCAS IX, $67.0 million in principal amount of our parent’s senior subordinated notes and 1,432,313 shares of our parent’s common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a cash collateral account, which cash, subject to some exceptions, will be used from time to time to fund future payments under our contingent notes relating to acquisitions completed prior to the consummation of the March 2003 Transaction. The lenders under our senior credit facility have a first-priority security interest in all funds held in such cash collateral account.

Investor Agreements and Arrangements

In connection with their investment in our parent, WCAS IX, WCAS CP III, and their related investors, collectively referred to as the Welsh Carson investors, entered into a stock subscription agreement, a securities purchase agreement, a stockholders agreement and a registration rights agreement with our parent prior to the completion of the March 2003 Transaction. Pursuant to the stock subscription agreement, the Welsh Carson investors purchased shares of our parent’s common stock for an aggregate purchase price of approximately $293.8 million in cash plus the 1,534,480 shares of AmeriPath, Inc. common stock then owned by them. Pursuant to the securities purchase agreement, WCAS CP III purchased $67.0 million in principal amount of our parent’s senior subordinated notes and 1,432,313 shares of its common stock, for an aggregate purchase price of $67.0 million. See “Description of Certain Other Indebtedness-Description of our Parent’s Senior Subordinated Notes.” Pursuant to the stockholders agreement, the Welsh Carson investors entered into agreements among themselves relating to the transfer of equity securities of our parent, and our parent granted the Welsh Carson investors certain preemptive rights. Pursuant to the registration rights agreement, our parent granted the Welsh Carson investors certain rights to require it to register their shares of common stock under the Securities Act or include, upon request, their shares in any registration of shares affected by our parent. In connection with the March 2003 Transaction, a designee of WCAS IX received a one-time fee of $8.5 million in connection with the March 2003 Transaction and we reimbursed WCAS IX and its affiliates for their out-of-pocket expenses in connection with the March 2003 Transaction.

Management Agreement

In connection with the March 2003 Transaction, our parent entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provides management and financial advisory services to our parent and its subsidiaries, including us. WCAS Management Corporation is entitled to a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Stock Offering: Welsh Carson Redemption

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

Investment in MPI

In October 2004, the Company purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc. (“MPI”) for $350,000. Jeffrey A. Mossler, M.D., one of our executive officers and a member of our board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI.

Purchase of Senior Subordinated Notes

In August 2004, three of our executive officers, Donald E. Steen, Jeffrey A. Mossler, M.D. and Clay J. Cockerell, M.D., purchased $1.0 million of our outstanding Senior Subordinated Notes. In order to consummate this purchase, the Company purchased the Senior Subordinated Notes from the open market at market value plus accrued interest, and sold them directly to the three officers of our Company at market value plus accrued interest. The amounts invested by the three officers were approximately: $500,000 by Donald E. Steen; $400,000 by Jeffrey A. Mossler, M.D. and $100,000 by Clay J. Cockerell, M.D.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees related to professional services rendered by E&Y for fiscal years ended December 31, 2004 and 2003.

	2004	2003
Audit fees (a)	$836,435	$597,981
Audit-related fees (b)	280,000	711,221
Tax fees (c)	—	362,110
All other fees (d)	—	1,590

Total fees	$1,116,435	$1,672,902

(a)	Audit fees consist of fees billed for professional services rendered for the audit of AmeriPath’s annual consolidated financial statements for the fiscal year, reviews of the financial statements included in AmeriPath’s quarterly reports on Form 10-Q for the fiscal year, and other accounting assistance, including expenses.
(b)	Audit-related fees consist of fees billed for assurance and related services that are reasonable related to the performance of the audit or review and are not reported under audit fees. These fees for 2004 and 2003 primarily relate to debt offerings and audits and accounting consultation in connection with acquisitions.
(c)	Tax fees consist of fees billed for professional services rendered for conversion of corporations to LLC status, research of tax matters, and employment tax reviews.
(d)	All other fees consist of fees for product or services other than the services reported under the other named categories. In 2003, these fees were online research tools.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits:

2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Stock Purchase Agreement dated November 1, 2004 between Ameripath, Inc. and St. Luke’s Pathology Associates, Inc. and the shareholders of St. Luke’s Pathology Associates, Inc. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated November 12, 2004)

2.4	Agreement and Plan of Merger dated December 3, 2004 by and among Pathology Associates of Indiana, P.C., Pathology Associates, P.C. and the shareholders of Pathology Associates, P.C.

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874))

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874))

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.2	Amended and Restated Credit Agreement dated as of February 17, 2004, among AmeriPath, AmeriPath Holdings, Inc., the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and as Collateral Agent with Credit Suisse First Boston and Deutsche Bank Securities, Inc. as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.3	Guarantee and Collateral Agreement dated as of March 27, 2003 among AmeriPath, AmeriPath Holdings, Inc. the subsidiaries of AmeriPath, Inc. identified therein and Credit Suisse First Boston as Collateral Agent (incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874)

10.3.1	Supplement No. 1 to Guarantee and Collateral Agreement dated as of February 17, 2004 among AmeriPath, AmeriPath Holdings, Inc., the subsidiaries of AmeriPath, Inc. identified therein and Credit Suisse First Boston as Collateral Agent (incorporated by reference to Exhibit 10.6 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.4	Employment Agreement dated March 22, 2004 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 12, 2004)

10.5	Employment Agreement dated May 15, 2003 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.6	Employment Agreement dated May 23, 2003 by and between AmeriPath and Joseph A. Sonnier, M.D. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.7	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D.

10.8	Employment Agreement dated September 2, 1997 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.1	Amendment to Employment Agreement dated November 21, 2000 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.2	Second Amendment to Employment Agreement dated February 8, 2001 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.3	Third Amendment to Employment Agreement dated November 11, 2002 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.4	Fourth Amendment to Employment Agreement dated July 17, 2003 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.9	Employment Agreement dated May 15, 2003 by and between AmeriPath and Martin J. Stefanelli (incorporated by reference to Exhibit 10.3 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.10	Separation Agreement dated January 21, 2004 among AmeriPath, AmeriPath Holdings, Inc. and James C. New (incorporated by reference to Exhibit 10.15 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2003, dated and filed on March 19, 2004)

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Income for the year ended December 31, 2004, the period from March 28, 2003 through December 31, 2003, the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002	F-4

Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2004, the period from March 28, 2003 through December 31, 2003, the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2004, the period from March 28, 2003 through December 31, 2003, the period from January 1, 2003 through March 27, 2003, and the year ended December 31, 2002	F-6

Notes to Consolidated Financial Statements	F-7 to F-35

All schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of AmeriPath, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriPath, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003 and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2002 the predecessor changed its method of accounting for goodwill.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

February 28, 2005

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,980	$23,536
Restricted cash	17,940	12,825
Accounts receivable, net	76,567	81,595
Inventories	2,335	1,903
Income tax receivable	—	1,384
Deferred tax asset, net	13,345	13,331
Other current assets	4,823	4,469

Total current assets	135,990	139,043

PROPERTY AND EQUIPMENT, NET	30,964	27,103

OTHER ASSETS:
Goodwill, net	591,819	532,875
Identifiable intangibles, net	179,903	186,560
Other	25,633	27,172

Total other assets	797,355	746,607

TOTAL ASSETS	$964,309	$912,753

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,620	$40,314
Accrued interest	9,456	7,318
Current portion of long-term debt	2,682	3,450
Other current liabilities	1,164	1,873

Total current liabilities	65,922	52,955

LONG-TERM LIABILITIES:
Long-term debt	495,171	489,008
Other liabilities	29,220	17,232
Deferred tax liabilities, net	15,904	14,883

Total long-term liabilities	540,295	521,123

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2004 and 2003, respectively	1	1
Additional paid-in capital	352,723	334,820
Retained earnings	5,368	3,854

Total stockholder’s equity	358,092	338,675

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$964,309	$912,753

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
NET REVENUES:
Net patient service revenue	$482,980	$348,134	$113,478	$453,650
Net management service revenue	24,291	17,912	5,479	25,168

Total net revenues	507,271	366,046	118,957	478,818
OPERATING COSTS AND EXPENSES:
Cost of Services:
Net patient service revenue	255,726	178,463	58,797	223,695
Net management service revenue	15,233	11,308	3,348	14,878

Total cost of services	270,959	189,771	62,145	238,573
Selling, general and administrative expenses	95,688	65,579	21,726	84,868
Provision for doubtful accounts	76,463	56,376	14,997	58,170
Amortization expense	11,100	8,352	3,107	11,389
Merger-related charges	—	2,404	10,010	2,836
Restructuring costs	—	2,044	1,196	—
Asset impairment and related charges	611	425	—	2,753

Total operating costs and expenses	454,821	324,951	113,181	398,589

INCOME FROM OPERATIONS	52,450	41,095	5,776	80,229
OTHER INCOME (EXPENSE):
Interest expense	(44,797)	(34,469)	(1,180)	(4,016)
Change in value of derivative	(1,015)	—	—	—
Write-off of Genomics investment	—	—	—	(1,000)
Write-off of deferred financing costs	(3,829)	—	(957)	—
Other income, net	66	318	33	548

Total other expense, net	(49,575)	(34,151)	(2,104)	(4,468)

INCOME BEFORE INCOME TAXES	2,875	6,944	3,672	75,761
PROVISION FOR INCOME TAXES	1,361	3,090	2,131	31,120

NET INCOME	$1,514	$3,854	$1,541	$44,641

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid – in Capital	Retained Earnings	Total
	Shares	Amount
Predecessor:
BALANCE, DECEMBER 31, 2001	30,194	$302	$314,168	$84,720	$399,190
Stock issued in connection with acquisitions	108	1	1,657	—	1,658
Exercise of options and warrants	351	4	2,289	—	2,293
Tax benefit from stock options	—	—	2,722	—	2,722
Contingent shares issued	20	—	822	—	822
Net income	—	—	—	44,641	44,641

BALANCE, DECEMBER 31, 2002	30,673	307	321,658	129,361	451,326
Exercise of options and warrants	19	—	268	—	268
Tax benefit from stock options	—	—	40	—	40
Net income for the period from January 1, 2003 through March 27, 2003	—	—	—	1,541	1,541

BALANCE, MARCH 27, 2003	30,692	$307	$321,966	$130,902	$453,175

Successor:
Capitalization of successor company at March 28, 2003	100	$1	$319,666	$—	$319,667
Contingent note proceeds	—	—	15,154	—	15,154
Net income for the period from March 28, 2003 through December 31, 2003	—	—	—	3,854	3,854

BALANCE, DECEMBER 31, 2003	100	$1	$334,820	$3,854	$338,675

Contingent note proceeds	—	—	13,678	—	13,678
Parent stock issued in connection with acquisition	—	—	10,000	—	10,000
Transfers to parent company	—	—	(5,775)	—	(5,775)
Net income	—	—	—	1,514	1,514

BALANCE, DECEMBER 31, 2004	100	$1	$352,723	$5,368	$358,092

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,514	$3,854	$1,541	$44,641
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,013	6,673	2,130	7,603
Amortization	13,374	10,317	3,169	11,641
Loss (gain) on disposal of assets	302	39	(2)	(25)
Loss (gain) on sale of practices	610	—	—	(254)
Deferred income taxes	(1,768)	2,603	—	5,323
Provision for doubtful accounts	76,463	56,376	14,997	58,170
Asset impairment and related charges	—	425	—	2,753
Write-off of Genomics investment	—	—	—	1,000
Write-off of deferred financing costs	3,829	—	957	—
Acquisition and merger-related charges	—	2,404	10,010	2,836
Change in value of derivative	1,015	—	—	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(69,223)	(42,252)	(19,607)	(65,184)
(Increase) decrease in inventories	(432)	(122)	42	69
Decrease (increase) in other current assets	1,064	5,665	1,321	(9,321)
Increase (decrease) in accrued interest	2,138	7,292	(155)	(157)
(Increase) decrease in other assets	(1,380)	(1,815)	139	61
Increase (decrease) in accounts payable and accrued expenses	17,519	(7,210)	10,108	10,329
Merger-related charges paid	—	—	—	(376)

Net cash provided by operating activities	54,038	44,249	24,650	69,109

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(12,803)	(6,750)	(2,553)	(8,744)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(38,461)	(4,120)	(702)	(43,970)
Acquisition and merger-related charges paid	—	(13,544)	(642)	(2,399)
Proceeds from sale of managed practice	—	—	—	2,700
Increase in restricted cash	(5,115)	(4,357)	(15)	(6,853)
Investment in stock of genomics company	(350)	—	—	—
Payments of contingent notes	(14,079)	(15,154)	(21,879)	(39,856)

Net cash used in investing activities	(70,808)	(43,925)	(25,791)	(99,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	—	268	2,293
Debt issuance costs	(3,245)	(22,834)	—	(221)
Net (payments) borrowings on long-term debt and capital leases	(1,631)	756	(131)	(215)
Proceeds from term loan facility	—	225,000	—	23,190
Payments on former credit facility	—	(113,190)	—	—
Repayments under term loan facility	—	(11,687)	—	—
Proceeds from senior debt offering	—	275,000	—	—
Equity investment by parent	—	296,222	—	—
Contingent note proceeds	13,678	15,154	—	—
Purchase of common stock and outstanding options	—	(629,554)	—	—
Transaction costs	—	(11,655)	—	—
Net payment of term loan facility	(98,313)	—	—	—
Proceeds from sale of bonds	79,500	—	—	—
Tax benefit from exercise of stock options	—	—	40	2,722
Payments to Parent	(5,775)	—	—	—
Proceeds from revolving debt facility	30,000	—	—	—

Net cash provided by financing activities	14,214	23,212	177	27,769

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,556)	23,536	(964)	(2,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,536	—	964	3,208

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,980	$23,536	$—	$964

SUPPLEMENTAL NON-CASH TRANSACTIONS
Contingent stock issued	$—	$—	$—	$822
Stock issued in connection with the acquisitions	—	—	—	1,658
Rollover of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) equity	—	23,445	—	—
Property and equipment acquired pursuant to capital leases	41	12	444	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	44,797	25,761	552	3,888
Cash paid during period for taxes	1,693	2,462	892	31,984

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise indicated)

Note 1. Business and Organization

AmeriPath, Inc. and subsidiaries (“AmeriPath” or the “Company”), is one of the leading anatomic pathology laboratory companies in the United States. AmeriPath offers a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. The Company services an extensive referring physician base through its 14 regional laboratories and 31 satellite laboratories, and provides inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 400 pathologists.

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

Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson and Stowe IX (“WCAS”). WCAS, its related investors and several employees or affiliates of the Company own 100% of the outstanding common stock of Holdings.

Our predecessor was incorporated in February 1996 and since that time has built its business by completing over 50 acquisitions of anatomic pathology laboratories and operations and through internal growth. On November 30, 2000, our predecessor merged with Pathology Consultants of America, Inc., also known as Inform DX. The Inform DX merger was accounted for as a pooling of interests.

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

In states where AmeriPath is not permitted to directly own a medical operation, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, AmeriPath conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, AmeriPath generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management service agreement between AmeriPath and the affiliated entity. Under the management services agreement, AmeriPath exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because AmeriPath acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with Emerging Issues Task Force Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements (“EITF 97-2”), Financial Accounting Standards Board (“FASB”) Statement No. 94 and Accounting Pronouncements Board (“APB”) Opinion No. 16, the financial statements of the operations AmeriPath controls, including these affiliated entities, are included in the consolidated financial statements of AmeriPath.

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 5% of the Company’s net revenues for the year ended December 31, 2004.

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

At December 31, 2004 and 2003, the entire $115.0 million and $213.3 million outstanding, respectively, under the Company’s senior credit facility borrowings bear interest at a variable market rate, and thus have a carrying amount that approximates fair value. The $350.0 million of senior subordinated notes outstanding as of December 31, 2004 were trading at a 106 1/4%.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

Restricted Cash

Restricted cash at December 31, 2004 and 2003 consists of approximately $17.9 million and $12.8 million, respectively, of premium revenue received by the Company’s insurance captive to be used for future insurance claims and expenses. The insurance captive was formed in 2002.

Inventories

Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost, determined on a first-in first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the term of the related lease, or the useful life of the asset.

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

Intangible Assets

As of December 31, 2004, we had net identifiable intangible assets and net goodwill of $179.9 million and $591.8 million, respectively. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

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

The predecessor adopted the provisions of Statement of Financial Accounting Standards “SFAS” No. 142 as of January 1, 2002. SFAS 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings in the period incurred.

During 2002, the predecessor identified certain triggering events that indicated a potential impairment of certain lab contracts and their corresponding intangible asset values. The predecessor recorded a pre-tax impairment charge of approximately $2.1 million, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and such charge is included on the consolidated statement of income for the year ended December 31, 2002. During 2002, the predecessor also recorded a loss of $0.7 million related to the sale of a managed practice. During 2003, the Company sold its ownership interest in two hospital-based practices in Florida and recorded a pre-tax loss of $0.4 million as a result. During 2004, the Company sold its ownership interest in a Michigan practice and recorded a pre-tax loss of $0.6 million as a result.

Deferred Debt Issuance Costs

On March 27, 2003, and in connection with our consummation of the March 2003 Transaction, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “New Credit Facility”). The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included on the consolidated statement of income of our predecessor for the three months ended March 27, 2003. In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility and the related reduction in the facility to $125.0 million. In June 2004, the Company wrote-off a portion of the balance of its deferred debt financing cots of approximately $0.3 million related to voluntary principal prepayments of its term B credit facility. The 2004 write –offs are included on the consolidated statement of income for the year ended December 31, 2004. Debt financing costs associated with the New Credit Facility have been capitalized and are being amortized on a straight-line basis over terms ranging from six to ten years. As of December 31, 2004 and 2003, gross amounts of $21.8 million and $22.8 million of debt financing costs, net of accumulated amortization of $4.1 million and $1.9 million, respectively, are included in other assets in the consolidated balance sheets presented elsewhere herein.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), which, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Previously under SFAS No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item in the statements of operations. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Any gains or losses on extinguishment of debt that were presented as extraordinary items in prior periods, but which do not qualify for classification as an extraordinary item under APB Opinion No. 30, are to be reclassified. Companies were required to adopt SFAS No. 145 in fiscal years beginning after May 15, 2002. In accordance with SFAS No. 145, the Company wrote-off approximately $3.8 million and $1.0 million of deferred financing costs during the year ended December 31, 2004 and for the period from January 1, 2003 through March 27, 2003, respectively, relating to the prepayment of debt, which is included in other income (expenses) in the consolidated statements of income.

Self Insured Claims Liability

Effective July 1, 2002, the predecessor replaced its existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. The predecessor entered into this self-insurance arrangement because of its inability to renew existing coverage at acceptable rates, which the predecessor believed to be an industry-wide situation. Under this self-insurance structure, the Company retains more risk for medical malpractice costs, including settlements and claims expense, than under previous coverages. While the predecessor obtained excess liability coverage for medical malpractice costs, there is no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk the predecessor retains under these arrangements. The Company’s medical malpractice costs are based on actuarial estimates of its medical malpractice settlement and claims expense and the costs of maintaining the captive insurance program and excess coverage. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions could materially affect the Company’s results of operations in a particular period, even if the Company does not experience an actual increase in claims or related expenses. As of December 31, 2004 and 2003, $7.0 million and $5.4 million, respectively, of estimated loss reserves were accrued, based on actuarial estimates and discount rates of 2.5% and 5%, respectively, to cover existing claims filed. In addition, the Company has accrued incurred but not reported (“IBNR”) costs of $13.5 million as of December 31, 2004 to cover future IBNR claims, which are based on actuarial estimates, utilizing a discount rate of 2.5%. As of December 31, 2003, the Company had accrued IBNR costs of $9.7 million.

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

Unbilled receivables for the owned practices, net of allowances, as of December 31, 2004 and 2003 both amounted to approximately $11.0 million and are included in accounts receivable, net on the accompanying consolidated balance sheets.

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

Options granted by the predecessor during 2002 were to predecessor employees or members of the Board of Directors with an exercise price equal to the market value of the underlying common stock on the date of grant. No options have been granted during 2004 or 2003 that are exercisable into AmeriPath common stock. Accordingly, no stock-based employee compensation expense is reflected in the accompanying Consolidated Statements of Income for options.

The following table summarizes the Company’s pro forma consolidated results of operations as though the provisions of SFAS No. 123 had been used:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28 through December 31, 2003	Period from January 1 through March 27, 2003	Year ended December 31, 2002
Net income as reported	$1,514	$3,854	$1,541	$44,641
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(1,541)	(967)	(1,654)	(4,291)

Pro forma net income (loss)	$(27)	$2,887	$(113)	$40,350

Income Taxes

The Company’s provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and represent the estimated future tax effects resulting from temporary differences between financial statement carrying values and tax reporting bases of assets and liabilities.

AmeriPath, Inc. and its guarantor subsidiaries are included in a federal consolidated tax return with its parent company, AmeriPath Holdings, Inc. due to Internal Revenue Code filing requirements. The non-guarantor subsidiaries file separate tax returns.

Comprehensive Income

In 2001, the predecessor adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which requires the predecessor to report and display certain information related to comprehensive income. For the year ended December 31, 2004, the period from March 28, 2003 through December 31, 2003, the period from January 1, 2003 through March 27, 2003, and the year ended December 31, 2002, net income equaled comprehensive income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plans have an exercise price equal to the fair value of the underlying common stock on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Stock Options (above). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company is recording this derivative instrument at market value and is reflecting the change in the market value in the consolidated statements of income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 3. The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation. Amy Holding Company and Amy Acquisition Corp. are Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. WCAS, its related investors and several employees of the Company own 100% of the outstanding common stock of Holdings after the March 2003 Transaction. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Holdings.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock then owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under Ameripath’s credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash.

The March 2003 Transaction was accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142). In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill is recorded.

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2004, approximately $28.8 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

For the period from March 28, 2003 through December 31, 2003 and for the period from January 1, 2003 through March 27, 2003, the Company recorded merger-related charges of approximately $2.4 million and $10.0 million, respectively, related to the March 2003 Transaction.

Note 4. Merger and Acquisitions

In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 and 1,666,667 shares of our parent’s company common stock valued at $10.0 million. The practice provides outpatient services to the Northeast region, and will expand our geographical presence in this area. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with this acquisition as of the date of the acquisition as accounted for under SAS 41 “Business Combinations”, which requires the use of the purchase method of accounting.

The purchase price of the acquisition is summarized below:

Cash paid	$34,000
Holdings common stock issued	10,000

Total purchase price	$44,000

The allocation of the purchase price is summarized below:

Cash	$382
Accounts receivable, net	2,018
Property & equipment, net	236
Deposits	270
Goodwill	41,211

Total assets	$44,117

Accounts payable	5
Accrued liabilities	112

Total liabilities	$117

Net assets acquired	$44,000

None of the goodwill acquired will be deductible for tax purposes.

During 2004, the Company also acquired two anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions was cash of $4.9 million. During the period from March 28, 2003 through December 31, 2003, the successor acquired three anatomic pathology practices. The total consideration paid by the Company in connection with these acquisitions included cash of $4.1 million and additional purchase price consideration in the form of contingent notes. During the period from January 1, 2003 through March 27, 2003, the predecessor acquired one anatomic pathology practice. The total consideration paid by the Company in connection with this acquisition included cash of $0.7 million and additional purchase price consideration in the form of contingent notes. During 2002, the predecessor acquired seven anatomic pathology practices. The total consideration paid by the predecessor in connection with these acquisitions included cash of $44.0 million, and 108,265 shares of common stock valued at $1.7 million. In addition, the predecessor issued additional purchase price consideration in the form of contingent notes.

All of the above acquisitions were recorded using the purchase method of accounting. The final allocation of the purchase price was determined based on the fair value of assets acquired and the fair value of liabilities assumed as of the date that the acquisition was consummated. Intangible assets have been identified which are valued apart from goodwill in the amount of approximately $4.4 million and $3.8 million, respectively, for the 2004 and 2003 acquisitions. Under SFAS No. 142, goodwill associated with these acquisitions is no longer being amortized, but is reviewed annually for impairment. Goodwill recorded as a result of the acquisitions totaled $41.4 million and $1.2 million for 2004 and 2003, respectively. All of the goodwill acquired is included in our owned reportable segment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective dates of purchase.

During the year ended December 31, 2004, the Company made contingent note payments of $14.1 million. During the period from March 28, 2003 through December 31, 2003, the Company made contingent note payments of $15.1 million. During the period from January 1, 2003 through March 27, 2003, the predecessor made contingent note payments of $21.9 million.

All of the Company’s and the predecessor’s acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition in 2000. The aggregate consideration paid, and to be paid for acquisitions, is based on a number of factors, including each practice’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments of approximately $69.3 million over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement were not met. As of December 31, 2004, contingent note payments aggregating $180.1 million have been paid. Additional payments are accounted for as additional purchase price, which increases goodwill.

The accompanying consolidated financial statements include the results of operations of acquisitions accounted for under the purchase method from the date acquired through December 31, 2004. The following unaudited pro forma information presents the consolidated results of operations for the years ended December 31, 2004 and 2003 as if the acquisitions had been consummated on January 1, 2004, March 28, 2003, and January 1, 2003, respectively. Such unaudited pro forma information is based on historical financial information and does not include operational or other changes that might have been effected by the Company.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28 through December 31, 2003	Period from January 1 through March 27, 2003
Net revenues	$528,938	$367,736	$119,763
Net income	$12,337	$4,590	$1,990

Note 5. Accounts Receivable

Accounts receivable are recorded at net realizable value. The allowance for contractual and other adjustments and the allowance for uncollectible accounts are based on historical experience and judgments about future events. Accordingly, the actual amounts experienced could vary significantly from the recorded allowances. For managed practices, terms of the service agreements require the Company to purchase receivables generated by the physician groups on a monthly basis. Such amounts are recorded net of contractual allowances and estimated bad debts. For managed practices, accounts receivable are a function of the net physician group revenue rather than the net revenue of the Company.

Accounts receivable consisted of the following:

	December 31,
	2004	2003
Gross accounts receivable	$206,079	$207,015
Less: Allowance for contractual and other adjustments	(77,734)	(74,389)
Allowance for uncollectible accounts	(51,778)	(51,031)

Accounts receivable, net	$76,567	$81,595

The following table represents the roll forward of the allowances for contractual adjustments and uncollectible accounts:

	Years Ended December 31,
	2004	2003	2002
Beginning allowances for contractual adjustments and uncollectible accounts	$125,420	$96,208	$104,023
Provision for contractual adjustments	383,544	368,274	307,756
Provision for doubtful accounts	76,463	71,373	58,170
Managed practice contractual adjustments and bad debt expense	32,096	29,439	33,913
Write-offs and other adjustments	(488,011)	(439,874)	(407,654)

Ending allowances for contractual adjustments and uncollectible accounts	$129,512	$125,420	$96,208

The Company grants credit without collateral to individual patients, most of whom are insured under third-party payor agreements. The estimated mix of receivables from patients and third-party payors is as follows:

	December 31,
	2004	2003
Government programs	17.5%	15.1%
Third-party payors	48.8	55.0
Private pay patients	29.5	26.6
Other	4.2	3.3

	100.0%	100.0%

Note 6. Net Revenue

Net patient service revenue consisted of the following:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28 through December 31, 2003	Period from January 1 through March 27, 2003	Year ended December 31, 2002
Gross revenue	$866,524	$630,665	$199,221	$761,406
Less contractual and other adjustments	(383,544)	(282,531)	(85,743)	(307,756)

Net patient service revenue	$482,980	$348,134	$113,478	$453,650

Net management service revenue consisted of the following:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28 through December 31 2003	Period from January 1 through March 27, 2003	Year ended December 31, 2002
Gross physician group revenue	$71,630	$49,380	$15,900	$73,470
Contractual adjustments and bad debt expense	(32,096)	(21,955)	(7,483)	(33,913)

Net physician group revenue	39,534	27,425	8,417	39,557
Less amounts retained by physician groups	(15,243)	(9,513)	(2,938)	(14,389)

Net management service revenue	$24,291	$17,912	$5,479	$25,168

A significant portion of the Company’s net revenue is generated by the hospital-based practices through contracts with various hospitals. HCA, Inc. owned approximately 12% of these hospitals. For all of the years ended December 31, 2004, 2003 and 2002, approximately 10% of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company’s financial position and results of operations.

Note 7. Property and Equipment

Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2004	December 31, 2003
Laboratory, office and data processing equipment	3-7	$53,645	$45,517
Leasehold improvements	5-10	12,954	11,384
Furniture and fixtures	3-7	5,195	4,245
Mobile laboratory units	3	205	200
Automotive vehicles	3-5	2,618	2,266

		74,617	63,612
Less accumulated depreciation		(49,512)	(40,247)
Construction in progress		5,859	3,738

Property and equipment, net		$30,964	$27,103

Depreciation expense was $9.0 million and $8.8 million for the years ended December 31, 2004 and 2003, respectively.

Note 8. Intangible assets

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

	Successor		December 31, 2004 Amortization periods
	December 31, 2004	December 31, 2003	Range	Weighted Average Years
Hospital contracts	$136,712	$132,269	25	25
Accumulated amortization	(9,224)	(3,892)
Client lists	3	3	10	10
Accumulated amortization	(1)	—
Laboratory contracts	240	240	1	1
Accumulated amortization	(240)	(180)
Management service agreements	8,000	8,000	20	20
Accumulated amortization	(700)	(300)
Non-compete and employment agreements	18,000	18,000	3-5	4
Accumulated amortization	(9,287)	(3,980)
Payor contracts	9,200	9,200	N/A	N/A
Trade names	27,200	27,200	N/A	N/A

Identifiable intangibles, net	$179,903	$186,560

Goodwill, net	$591,819	$532,875

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2004 is as follows:

2005	$11,175
2006	7,975
2007	6,909
2008	6,128
2009	5,869
thereafter	105,447

The weighted average amortization period for identifiable intangible assets is approximately 14.6 years. As discussed in Note 2, the Company ceased amortizing goodwill during 2002 upon adoption of SFAS No. 142.

Note 9. Asset Impairment and Related Charges

During 2004, the Company sold its ownership interest in a practice in Michigan resulting in a loss on the sale of approximately $0.6 million.

During 2003, the Company sold its ownership interest in two hospital-based practices in Florida and as a result, recorded a pre-tax loss of approximately $0.4 million.

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

Note 10. Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2004, the change in the value of the derivative was a loss of approximately $1.0 million, which is reflected on the consolidated statement of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s Credit Facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $115.0 million at December 31, 2004, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year, respectively.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company is recording this derivative instrument at market value and is reflecting the change in the market value in the consolidated statements of income.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Successor
	December 31, 2004	December 31, 2003
Accounts payable	$21,029	$16,411
Accrued compensation	26,159	17,876
Accrued loss reserves	4,085	4,029
Accrued acquisition costs	1,240	1,549
Other accrued expenses	107	449

Total	$52,620	$40,314

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

A reconciliation of activity with respect to merger-related reserves is as follows:

	Balance December 31, 2002	Balance Sheet Charges	Statement of Operations Charges (predecessor)	Statement of Operations Charges (successor)	Payments	Balance December 31, 2003
Transaction costs	$2,692	$10,201	$10,010	$2,404	$(25,307)	$—
Employee termination costs	1,480	28	—	—	(1,308)	200
Lease commitments	1,748	(167)	—	—	(408)	1,173
Other costs	130	139	—	—	(56)	213

Total	6,050	$10,201	$10,010	$2,404	$(27,079)	1,586

Less: portion included in current liabilities	(4,503)					(581)

Total included in other liabilities	$1,547					$1,005

	Balance December 31, 2003	Balance Sheet Charges	Statement of Operations Charges (predecessor)	Statement of Operations Charges (successor)	Payments	Balance December 31, 2004
Transaction costs	$—	$—	$—	$—	$—	$—
Employee termination costs	200	—	—	—	(200)	—
Lease commitments	1,173	—	—	—	(211)	962
Other costs	213	—	—	—	12	225

Total	1,586				$(399)	1,187

Less: portion included in current liabilities	(581)					(246)

Total included in other liabilities	$1,005					$941

Note 13. Restructuring Costs

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

Note 14. Long-term Debt

Long-term debt consisted of the following:

	Successor
	December 31, 2004	December 31, 2003
Revolving loan	$30,000	$—
Term loan	115,000	213,313
Note payable, other	218	1,274
Capital leases	216	452
Senior subordinated notes	350,000	275,000
Subordinated notes issued and assumed in connection with acquisitions, payable in 2005, at 8% interest	2,419	2,419

	497,853	492,458
Less: current portion	(2,682)	(3,450)

Long-term debt, net of current portion	$495,171	$489,008

At December 31, 2004, maturities of long-term debt were as follows:

2005	$2,682
2006	83
2007	58
2008	30
2009	115,313
Thereafter	379,687

Total	$497,853

Credit Facility— On March 27, 2003, in connection with our consummation of the March 2003 Transaction, the predecessor terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included in the predecessor statement of income for the period from January 1, 2003 through March 27, 2003.

The Credit Facility provided for senior secured financing of up to $290.0 million, consisting of a $225.0 million term loan facility with a maturity of seven years that was drawn in full in connection with the consummation of the March 2003 Transaction and a $65.0 million revolving credit facility with a maturity of six years. In February 2004, the Company paid down the term loan of the Credit Facility to $125.0 million with proceeds from the issuance of $75.0 million of additional 10 1/2% Senior Subordinated Notes due 2013 and the Company’s cash on hand. In connection with this reduction of the term loan, the interest rate of the term loan facility and the terms and covenants of the facility were modified as reflected in the following paragraphs. In December 2004, the Company borrowed $30.0 million on its revolving credit facility in connection with the acquisition in New York. In January 2005, the Company paid down $7.0 million of the borrowing on the revolving credit facility.

The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the revolving loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the Credit Facility) being within certain defined ranges. The interest rate at December 31, 2004 was approximately 5.67%. The facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the term loan will be in 2009. As a result of the voluntary paydown, the Company recognized a $0.3 million write-off of deferred debt costs.

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

Senior Subordinated Notes—On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated

Notes due 2013 at a premium price of 106% plus accrued interest. The net premium amount is included in other liabilities on the consolidated balance sheet. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness.

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

Letters of Credit

As of December 31, 2004, the Company had letters of credit outstanding totaling $3.4 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2005 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on December 31, 2004 to satisfy Florida Medicaid requirements.

Note 15. Lease Commitments

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 19. Future minimum lease commitments under noncancellable operating leases consisted of the following at December 31, 2004:

2005	$7,135
2006	6,224
2007	5,574
2008	4,871
2009	3,969
Thereafter	18,054

$45,827

In addition, certain owners of the managed practices are lessees of various equipment, auto and facility operating leases that are used in the operations of the business. Future payments under these leases are $1.1 million, of which the Company is responsible for their corresponding share as defined in the management service agreements. The Company’s obligations, based upon their management fee percentage, are $0.2 million. In the event of termination of a management service agreement, any related lease obligations are also terminated or assumed by the managed practice.

Owned practices’ rent expense under operating leases for the years ended December 31, 2004, 2003, and 2002 was $7.6 million, $6.8 million, and $4.8 million, respectively.

Note 16. Option Plan

Our parent has adopted a 2003 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 9,300,000 shares of our parent’s common stock. Shares of common stock related to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

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

Pro forma information regarding net income is required by SFAS 123, and has been determined as if employee stock options had been accounted for under the fair value methods of that Statement. The value for these options was estimated at the date of grant using the minimum value method during 2004, and the period from March 28, 2003 through December 31, 2003, and the Black-Scholes Option Pricing Model during 2002 and used the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rate	4.2%	3.3%	4.0%
Dividend yield	—	—	—
Volatility factor	0%	0%	61.5%
Weighted average life (years)	8.0	8.0	8.0

Using the minimum value method, the estimated weighted-average grant date fair value per option granted during 2004 was $1.66. Using the minimum value method, the estimated weighted-average grant date fair value per option granted during the period March 28, 2003 through December 31, 2003 was $1.49. The predecessor did not grant any options during January 1, 2003 through March 27, 2003.

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

A summary of option activity is presented below:

	Predecessor 2002		Predecessor January 1, 2003 through March 27, 2003		Successor March 28, 2003 through December 31, 2003		Successor December 31, 2004
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Balance at beginning of period	2,248,939	$14.27	2,331,540	$20.31	—	—	6,455,908	$6.00
Repurchased	—	—	(2,317,675)	20.31	—	—	—	—
Granted	633,000	25.34	—	—	7,577,265	6.00	4,517,811	6.00
Exercised	(358,700)	26.18	(13,865)	11.95	—	—	—	—
Terminated/Lapsed	(191,699)	23.29	—	—	(1,121,357)	6.00	(2,012,192)	6.00

Balance at end of Period	2,331,540	20.31	—	—	6,455,908	6.00	8,961,527	6.00

Exercisable at end of period	682,421	$16.28	—	—	—	—	—	—

As part of the March 2003 Transaction, all stock options granted prior to 2003 were fully vested and purchased by the Company.

Note 17. Employee Benefit Plans

Effective July 1, 1997, the predecessor consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the “401(k) Plan”) covering substantially all eligible employees as defined in the 401(k) plan. The new 401 (k) Plan requires annual employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees’ contributions up to a maximum of one thousand dollars per employee. Matching contributions aggregating $1.1 million, $0.5 million, $0.5 million and $1.0 million were expensed in year 2004, in the period from March 28, 2003 through December 31, 2003, in the period from January 1, 2003 through March 27, 2003, and in year 2002, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans, which cover substantially all eligible employees of the acquired practices.

During 1999, the predecessor introduced a Supplemental Employee Retirement Plan (“SERP”) which covers only selected employees. The SERP is a non-qualified deferred compensation plan, which was established to aid in the retention of the non-selling physicians and other key employees. In 2004, the eligible participants were allowed to defer up to twenty thousand dollars of compensation and/or eligible bonuses per year. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP were $1.5 million and $0.4 million, respectively, for the year ended December 31, 2004, $1.2 million and $0.2 million, respectively, for the year ended December 31, 2003, and $0.9 million and $0.3 million, respectively, for the year ended December 31, 2002.

The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. The amount expensed under both of these plans for employer contributions was approximately $0.5 million, $0.5 million, $0.2 million and $0.8 million in year 2004, the period from March 28, 2003 through December 31, 2003, the period from January 1, 2003 through March 27, 2003, and in year 2002, respectively.

18. Commitments and Contingencies

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

Through June 30, 2002, the predecessor was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the predecessor formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. For the period July 1, 2004 through June 30, 2005, the Company expects to incur approximately $13.5 million for medical malpractice costs, of which $6.9 million was incurred in the six months ended December 31, 2004. For the period July 1, 2003 through June 30, 2004, approximately $12.4 million was expensed for medical malpractice costs.

Self-insured Health Benefits — Effective August 1, 2002, the predecessor provided health care benefits to its employees through a self insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at December 31, 2004 is $15.7 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

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

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. The Company is providing information to the United States Attorney’s Office and the Florida Attorney General’s Office and intends to cooperate in the investigations. The Company is conducting its own internal investigation of the matters. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

Employment Agreements — As part of the March 2003 Transaction, the Company entered into new or amended employment agreements with certain of its management employees, which include, among other terms, non-competition provisions and salary continuation benefits. The Company also terminated employment contracts with certain of its management employees as a result of the March 2003 Transaction, which resulted in change in control payments to those former employees which are included in merger-related costs for the period January 1, 2003 through March 27, 2003. In March 2004, Donald E. Steen entered into an employment contract with the Company and became the Company’s Chairman of the Board of Directors. Effective as of July 1, 2004, Mr. Steen became the Chief Executive Officer of the Company.

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

Office Lease — The Company executed a new 60-month lease effective October 1, 2004 for 22,525 square feet of office space for its Corporate offices located in Palm Beach Gardens, Florida. The lease payments commenced upon the occupancy of the office space in December 2004. This space replaced its prior facility in Riviera Beach, Florida, which was under a lease that the Company was able to terminate in August 2004 for a fee of approximately $91,000.

Note 19. Related Party Transactions

The Company leases laboratory and administrative facilities used in the operations of fourteen practices from entities beneficially owned by parties related to the Company. The terms of the leases expire from 2005 to 2009 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $1.7 million, $1.1 million, $0.4 million and $0.8 million for the year 2004, for the period from March 28, 2003 through December 31, 2003, for the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002, respectively.

In 2002, the Company entered into a 4-year marketing agreement with a company partially owned by a current employee of the Company. The total amount of payments due under this commitment is $400,000, payable over 3 years and is included in selling, general and administrative expenses on the consolidated statement of income.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2004, approximately $28.8 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

In connection with the March 2003 Transaction, our parent entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provides management and financial advisory services to our parent and its subsidiaries, including us. WCAS Management Corporation is entitled to a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

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

In October 2004, the Company purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc. (“MPI”) for $350,000. Jeffrey A. Mossler, one of our executive officers and a member of our board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI.

In August 2004, three of our executive officers, Donald E. Steen, Jeffrey A. Mossler, M.D. and Clay J. Cockerell, M.D., purchased $1.0 million of our outstanding Senior Subordinated Notes. In order to consummate this purchase, the Company purchased the Senior Subordinated Notes from the open market at market value plus accrued interest, and sold them directly to the three officers of our Company at market value plus accrued interest. The amounts invested by the three officers were approximately: $500,000 by Donald E. Steen; $400,000 by Jeffrey A. Mossler, M.D. and $100,000 by Clay J. Cockerell, M.D.

Note 20. Income Taxes

The provision for income taxes for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003, for the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002 consists of the following:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
Current:
Federal	$1,011	$2,339	$(562)	$23,318
State	1,607	248	(60)	2,479

Total current provision (benefit)	2,618	2,587	(622)	25,797

Deferred:
Federal	(1,136)	455	2,488	4,812
State	(121)	48	265	511

Total deferred (benefit) provision	(1,257)	503	2,753	5,323

Total provision for income taxes	$1,361	$3,090	$2,131	$31,120

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	3.7	3.7	3.7
Non-deductible items, primarily amortization of goodwill	1.2	—	—	—
Non-deductible items, merger- related charges	—	—	16.6	1.3
Meals & entertainment and other non-deductibles	7.4	(0.5)	1.6	0.6
Change in valuation allowance	—	6.8	—	0.5

	47.3%	45.0%	56.9%	41.1%

The following is a summary of the Company’s deferred tax assets, net and deferred tax liabilities, net as of December 31, 2004 and 2003:

	December 31,
	2004	2003
Deferred tax assets (short term):
Allowance for doubtful accounts	$13,366	$13,687
Accrued liabilities	424	13

Deferred tax assets (short term)	13,790	13,700

Deferred tax liabilities (short term):
481(a) adjustment	(445)	(369)

Deferred tax liabilities (short term)	(445)	(369)

Net short term deferred tax assets	13,345	13,331

Deferred tax assets (long-term):
Net operating loss	11,310	7,004
Self insurance	5,527	4,059
Other	3,277	1,919

Deferred tax assets (long-term)	20,114	12,982
Less: valuation allowance	(6,383)	(6,383)

Net deferred tax assets (long-term)	13,731	6,599

Deferred tax liabilities (long-term):
Change from cash to accrual basis of accounting by the acquisitions	(727)	(174)
Intangible assets acquired	(25,543)	(20,090)
Property and equipment	(2,388)	(1,218)
Other	(977)	—

Deferred tax liabilities (long-term)	(29,635)	(21,482)

Net long-term deferred tax liability	(15,904)	(14,883)

Net deferred tax liabilities	$(2,559)	$(1,552)

In addition, future tax benefits, such as from net operating loss (“NOL”) carryforwards and capital carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $6.4 million of net deferred tax assets at December 31, 2004 due to the uncertainty regarding the Company’s ability to utilize the acquired NOLs and incurred capital loss due to Internal Revenue Code limitations.

Name of Company	Year of Loss	Loss	Expiration
American Path Resources, Inc. - NOL	12/31/95	$372	12/31/07
American Path Resources, Inc. - NOL	12/31/96	753	12/31/08
American Path Resources, Inc. - NOL	12/31/97	2,595	12/31/09
American Path Resources, Inc. - NOL	04/30/98	798	12/31/15

Total American Path Resources, Inc.		4,518
Diagnostice Path Mgmt Svcs, LLC – NOL	11/30/00	1,017	11/30/20
Jeffrey R. Light, M.D., Inc. – NOL	12/31/03	460	12/31/23

Subtotal – NOL valuation allowance		5,995
Genomics, Inc. capital loss	12/31/04	388	12/31/09

Total Valuation Allowance		$6,383

Note 21. Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the year ended December 31, 2004, for the period from March 28 through December 31, 2003, for the period from January 1 through March 27, 2003, and for the year ended December 31, 2002:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
Assets acquired	$49,404	$5,563	$1,200	$62,152
Liabilities assumed	(471)	(1,351)	(500)	(17,111)
Common stock issued by parent company	(10,000)	—	—	(1,658)

Cash paid for acquisitions	38,933	4,212	700	43,383
Less cash acquired	(472)	(93)	—	(388)

Net cash paid for acquisitions	38,461	4,119	700	42,995
Costs related to completed and pending acquisitions	—	1	2	975

Cash paid for acquisitions and acquisition costs, net of cash acquired	$38,461	$4,120	$702	$43,970

Note 22. Segment Reporting

The Company has two reportable segments, owned operations and managed operations. The segments were determined based on the type of service performed and customers. Owned operations provide anatomic pathology services to hospitals and referring physicians, while the Company’s managed operations provide management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies. The Company evaluates performance based on net revenues and income from operations.

The following is a summary of financial information for the year ended December 31, 2004, for the period from March 28 through December 31, 2003, for the period from January 1 through March 27, 2003, and for the year ended December 31, 2002 for the Company’s business segments and corporate offices:

	Successor		Predecessor
	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year ended December 31, 2002
Owned
Net patient service revenues	$482,980	$348,134	$113,478	$453,650
Income from operations	97,062	72,562	26,053	124,354
Segment assets	761,895	741,067		457,422
Managed
Net management service revenues	$24,291	$17,912	$5,479	$25,168
Income from operations	2,753	1,830	558	2,932
Segment assets	15,854	15,098		20,466
Corporate
Loss from operations	$(35,654)	$(28,424)	$(9,629)	$(41,468)
Segment assets	179,467	147,765		260,001
Elimination of intercompany accounts	7,093	10,841		(29,429)

Note 23. Internally Developed Computer Software Costs

During 2004 and 2003, the Company capitalized approximately $1.8 million and $0.9 million, respectively, of payroll and benefit related costs pertaining to the capitalization of internally developed software costs. Projects being undertaken, among others, are the development of a standardized lab information reporting and billing system, the creation of software interfaces and various online reports, and the development of a new online job applicant tracking system. These costs are being incurred during the application development stage and are capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. These costs are included in property and equipment, net on the consolidated balance sheet as of December 31, 2004 and 2003, and will be amortized over a three-year period once they are placed into service.

Note 24. Subsequent Events

Subsequent to December 31, 2004, the Company paid approximately $7.1 million in contingent notes issued in connection with previous acquisitions as additional purchase price.

In January 2005, the Company paid down $7.0 million of the $30.0 million outstanding on the revolving line of credit.

In February 2005, the Company sold one of its managed practices to the practices’ physicians. As a condition of the Company’s debt covenants, the Company made a mandatory paydown on its term loan of $0.3 million in February 2005.

Note 25. Guarantor Subsidiaries

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

The following tables present consolidating financial information at December 31, 2004, for the period from March 28, 2003 through December 31, 2003, for the period from January 1, 2003 through March 27, 2003, and the year ending December 31, 2002 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10½% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10½% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Consolidating Balance Sheets:

Successor

December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19,513	$1,467		$20,980
Restricted cash	—	17,940	—		17,940
Accounts receivable, net	32	59,483	17,052		76,567
Inventories	123	2,157	55		2,335
Other current assets	1,040	12,527	4,601		18,168

Total current assets	1,195	111,620	23,175		135,990
Property & Equipment, net	5,275	25,586	103		30,964
Goodwill, net	—	458,364	133,455		591,819
Other identifiable intangibles, net	19,900	127,387	32,616		179,903
Investment in subsidiaries	721,337	(6,632)	—	(714,705)	—
Other assets	18,129	6,216	1,288		25,633

Total assets	$765,836	$722,541	$190,637	$(714,705)	$964,309

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$21,596	$34,534	$5,946		$62,076
Current portion of long-term debt	—	2,682	—		2,682
Other current liabilities	—	1,164	—		1,164

Total Current Liabilities	21,596	38,380	5,946		65,922
Long-term debt	495,000	171	—		495,171
Other liabilities	5,128	23,282	810		29,220
Deferred tax liabilities, net	536	18,689	(3,321)		15,904

Total long-term liabilities	500,664	42,142	(2,511)		540,295
Intercompany payable (receivable)	252,842	(257,269)	4,427		—
Stockholder’s Equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	318,100	31,633	2,990	—	352,723
Retained earnings (deficit)	(326,094)	866,384	179,760	(714,682)	5,368

Total stockholder’s equity	(9,266)	899,288	182,775	(714,705)	358,092

Total liabilities and stockholder’s equity	$765,836	$722,541	$190,637	$(714,705)	$964,309

Successor

December 31, 2003	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets:
Cash and cash equivalents	$—	$22,652	$884		$23,536
Restricted cash	—	12,825	—		12,825
Accounts receivable, net	259	66,227	15,109		81,595
Inventories	142	1,761	—		1,903
Other current assets	1,793	13,332	4,059		19,184

Total current assets	2,194	116,797	20,052		139,043
Property & Equipment, net	2,029	25,007	67		27,103
Goodwill, net	—	413,301	119,574		532,875
Other identifiable intangibles, net	20,300	131,469	34,791		186,560
Investment in subsidiaries	684,593	(6,630)	—	(677,963)	—
Other	20,896	5,469	807		27,172

Total Assets	$730,012	$685,413	$175,291	$(677,963)	$912,753

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,505	$36,413	$5,714		$47,632
Current portion of long-term debt	2,149	1,301	—		3,450
Other current liabilities	(12)	1,885	—		1,873

Total current liabilities	7,642	39,599	5,714		52,955
Long-term debt	492,273	11,875	881		505,029
Capital lease obligations, less current portion	—	206	—		206
Other liabilities	—	1,005	—		1,005
Deferred tax liabilities, net	122	15,867	(1,106)		14,883

Total long-term liabilities	492,395	28,953	(225)		521,123
Intercompany payable (receivable)	224,996	(227,456)	2,460		—
Stockholder’s Equity:
Common stock	(1,382)	1,379	25	(21)	1
Additional paid-in capital	300,092	31,719	3,009		334,820
Retained earnings (deficit)	(293,731)	811,219	164,308	(677,942)	3,854

Total stockholder’s equity	4,979	844,317	167,342	(677,963)	338,675

Total liabilities and stockholder’s equity	$730,012	$685,413	$175,291	$(677,963)	$912,753

Consolidating Income Statements:

For the Year-ended December 31, 2004 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$392,868	$114,403	$507,271
Cost of services	—	(227,095)	(43,864)	(270,959)
Selling, general and administrative expenses	(7,936)	(144,400)	(19,815)	(172,151)
Amortization expense	—	(9,820)	(1,280)	(11,100)
Asset impairment and related charges	—	(25)	(586)	(611)

Total operating costs and expense	(7,936)	(381,340)	(65,545)	(454,821)
(Loss) income from operations	(7,936)	11,528	48,858	52,450
Other income (expense)
Interest expense	(44,556)	(241)	—	(44,797)
Management fee (A)	—	48,822	(48,822)	—
Change in value of derivative	(1,015)	—	—	(1,015)
Write-off of deferred financing costs	(3,829)	—	—	(3,829)
Other, net	(205)	307	(36)	66

Total other expenses	(49,605)	48,888	(48,858)	(49,575)

(Loss) income before income taxes	(57,541)	60,416	—	2,875
Benefit (provision) for income taxes	22,280	(23,641)	—	(1,361)

Net (loss) income	$(35,261)	$36,775	$—	$1,514

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the period from March 28, 2003 through December 31, 2003 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$269,194	$96,852	$366,046
Cost of services	—	(155,565)	(34,206)	(189,771)
Selling, general and administrative expenses	(3,480)	(102,739)	(15,736)	(121,955)
Amortization expense	—	(7,493)	(859)	(8,352)
Merger-related charges	(2,404)	—	—	(2,404)
Restructuring costs	(127)	(81)	(1,836)	(2,044)
Asset impairment and related charges	—	(138)	(287)	(425)
Write-off of deferred financing costs	—	—	—	—

Total operating costs and expense	(6,011)	(266,016)	(52,924)	(324,951)
(Loss) income from operations	(6,011)	3,178	43,928	41,095
Other income (expense)
Interest expense	(34,274)	(195)	—	(34,469)
Management fee (A)	—	43,970	(43,970)	—
Other, net	6	270	42	318

Total other expenses	(34,268)	44,045	(43,928)	(34,151)

(Loss) income before income taxes	(40,279)	47,223	—	6,944
Benefit (provision) for income taxes	14,666	(17,756)	—	(3,090)

Net (loss) income	$(25,613)	$29,467	$—	$3,854

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the period from January 1 through March 27, 2003 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	(56,354)	(5,791)	(62,145)
Selling, general and administrative expenses	(939)	(33,123)	(2,661)	(36,723)
Amortization expense	—	(2,750)	(357)	(3,107)
Merger-related charges	(10,010)	—	—	(10,010)
Restructuring costs	—	(699)	(497)	(1,196)
Asset impairment and related charges	—	(287)	287	—

Total operating costs and expense	(10,949)	(93,213)	(9,019)	(113,181)
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense)
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of deferred financing costs	(957)	—	—	(957)
Other, net	4	29	—	33

Total other expenses	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the Year-ended December 31, 2002 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$376,857	$101,961	$478,818
Cost of services	(29)	(196,164)	(42,380)	(238,573)
Selling, general and administrative expenses	(3,663)	(126,357)	(13,018)	(143,038)
Amortization expense	—	(10,208)	(1,181)	(11,389)
Merger-related charges	(2,836)	—	—	(2,836)
Asset impairment and related charges	—	(879)	(1,874)	(2,753)

Total operating costs and expense	(6,528)	(333,608)	(58,453)	(398,589)
(Loss) income from operations	(6,528)	43,249	43,508	80,229
Other income (expense)
Interest expense	(3,747)	(269)	—	(4,016)
Management fee (A)	—	43,580	(43,580)	—
Write down of investment	(1,000)	—	—	(1,000)
Other, net	98	378	72	548

Total other expenses	(4,649)	43,689	(43,508)	(4,468)

(Loss) income before income taxes	(11,177)	86,938	—	75,761
Benefit (provision) for income taxes	2,883	(33,950)	(53)	(31,120)

Net (loss) income	$(8,294)	$52,988	$(53)	$44,641

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Consolidating Statements of Cash Flows:

For the Year-ended December 31, 2004 (successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(35,261)	$36,775	$—	$1,514
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	8,167	77,469	17,202	102,838
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	15,970	(55,310)	(10,974)	(50,314)

Net cash (used in) provided by operating activities	(11,124)	58,934	6,228	54,038
Cash flows from investing activities	(4,721)	(60,442)	(5,645)	(70,808)
Cash flows from financing activities	15,845	(1,631)	—	14,214

(Decrease) increase in cash equivalents	—	(3,139)	583	(2,556)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$19,513	$1,467	$20,980

For the period from March 28, 2003 through December 31, 2003 (successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(25,613)	$29,467	$—	$3,854
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	5,341	60,660	12,836	78,837
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	12,854	(39,204)	(12,092)	(38,442)

Net cash (used in) provided by operating activities	(7,418)	50,923	744	44,249
Cash flows from investing activities	(15,042)	(29,023)	140	(43,925)
Cash flows from financing activities	22,460	752	—	23,212

Increase in cash equivalents	—	22,652	884	23,536
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$22,652	$884	$23,536

For the period from January 1, 2003 through March 27, 2003 (predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which (used) provided cash, net of effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows from investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows from financing activities	307	(130)	—	177

Increase (decrease) in cash equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

For the Year-ended December 31, 2002 (predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(8,294)	$52,988	$(53)	$44,641
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	4,721	74,897	9,053	88,671
Changes in assets and liabilities which (used) provided cash, net of effects of acquisitions	(22,894)	(47,362)	6,053	(64,203)

Net cash (used in) provided by operating activities	(26,467)	80,523	15,053	69,109
Cash flows from investing activities	(1,299)	(83,310)	(14,513)	(99,122)
Cash flows from financing activities	27,769	—	—	27,769

Increase (decrease) in cash equivalents	3	(2,787)	540	(2,244)
Cash and cash equivalents, beginning of period	(3)	2,762	449	3,208

Cash and cash equivalents, end of period	$—	$(25)	$989	$964

Note 26. Quarterly Results of Operations (unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2004 and 2003. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	2004 Calendar Quarters				2003 Calendar Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net patient service revenue	$119,620	$119,503	$121,706	$122,151	$113,478	$114,052	$115,986	$118,096
Management service revenue	6,180	5,814	6,006	6,291	5,479	5,851	6,059	6,002

Net revenues	125,800	125,317	127,712	128,442	118,957	119,903	122,045	124,098

Operating costs and expenses:
Cost of services	66,693	64,928	67,795	71,543	62,145	61,316	63,150	65,305
Selling, general and administrative expenses	24,272	23,187	21,816	26,413	21,726	22,459	21,730	21,390
Provision for doubtful accounts	17,353	18,471	22,455	18,184	14,997	17,910	20,888	17,578
Amortization expense	2,814	2,753	2,753	2,780	3,107	3,095	2,463	2,794
Merger-related charges (1)	—	—	—	—	10,010	2,404	—	—
Restructuring costs (2)	—	—	—	—	1,196	2,044	—	—
Asset impairment & related charges (4)	586	—	—	25	—	—	—	425

Total	111,718	109,339	114,819	118,945	113,181	109,228	108,231	107,492

Income from operations	14,082	15,978	12,893	9,497	5,776	10,675	13,814	16,606
Interest expense	(11,146)	(11,021)	(11,130)	(11,500)	(1,180)	(12,010)	(11,132)	(11,327)
Other income (expense), net	70	110	112	(226)	33	15	146	157
Write-off of deferred financing costs (3)	(3,488)	(341)	—	—	(957)	—	—	—
Change in value of derivative (5)	—	(1,275)	511	(251)	—	—	—	—

Income (loss) before income taxes	(482)	3,451	2,386	(2,480)	3,672	(1,320)	2,828	5,436
Benefit (provision) for income taxes	178	(1,335)	(1,062)	858	(2,131)	(1,236)	(1,108)	(746)

Net income (loss)	$(304)	$2,116	$1,324	$(1,622)	$1,541	$(2,556)	$1,720	$4,690

(1)	In connection with the March 2003 Transaction, the Company recorded merger-related charges of $10.0 million and $2.4 million in the first and second quarters of 2003, respectively. These costs were primarily legal, accounting, advisory services and employee change in control payments related to the March 2003 Transaction.
(2)	In the first quarter of 2003, the predecessor incurred certain restructuring costs as promulgated by SFAS No. 146 of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our laboratories in Southern California, Philadelphia, Central Florida, and North Texas. The Company incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of our lab in Southern California. The Southern California lab was closed as a result of loss of Quest business that historically accounted for a significant portion of revenues for this individual lab.
(3)	In March 2003, the predecessor wrote off the remaining balance of its deferred financing costs of approximately $1.0 million related to the termination of its former credit facility as part of the March 2003 Transaction. In the first and second quarters of 2004, the successor wrote off approximately $3.5 million and $0.3 million, respectively, of deferred debt costs related to the credit facility.
(4)	During the fourth quarter of 2003, the Company recorded a charge of approximately $0.4 million related to the sale of two practices. During the first quarter of 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.
(5)	In 2004, the Company entered into an interest rate swap agreement and recorded a change in the fair market value of the derivative.

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Palm Beach Gardens, Florida, on March 17, 2005.

AMERIPATH, INC.

/s/ Donald E. Steen
Donald E. Steen, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ Donald E. Steen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2005
Donald E. Steen

/s/ David L. Redmond	Executive Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 17, 2005
David L. Redmond

/s/ Clay J. Cockerell, M.D.	Director	March 17, 2005
Clay J. Cockerell, M.D.

/s/ D. Scott Mackesy	Director	March 17, 2005
D. Scott Mackesy

/s/ Jeffrey A. Mossler, M.D.	Director	March 17, 2005
Jeffrey A. Mossler, M.D.

/s/ Paul B. Queally	Director	March 17, 2005
Paul B. Queally

/s/ Raymond A. Ranelli	Director	March 17, 2005
Raymond A. Ranelli

/s/ C. Arnold Renschler, M.D	Director	March 17, 2005
C. Arnold Renschler, M.D.

/s/ Sean M. Traynor	Director	March 17, 2005
Sean M. Traynor

Exhibit Index

2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Stock Purchase Agreement dated November 1, 2004 between Ameripath, Inc. and St. Luke’s Pathology Associates, Inc. and the shareholders of St. Luke’s Pathology Associates, Inc. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated November 12, 2004)

2.4	Agreement and Plan of Merger dated December 3, 2004 by and among Pathology Associates of Indiana, P.C., Pathology Associates, P.C. and the shareholders of Pathology Associates, P.C.

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003 (File No. 333-104874.))

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874))

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874))

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.2	Amended and Restated Credit Agreement dated as of February 17, 2004, among AmeriPath, AmeriPath Holdings, Inc., the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and as Collateral Agent with Credit Suisse First Boston and Deutsche Bank Securities, Inc. as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.3	Guarantee and Collateral Agreement dated as of March 27, 2003 among AmeriPath, AmeriPath Holdings, Inc. the subsidiaries of AmeriPath, Inc. identified therein and Credit Suisse First Boston as Collateral Agent (incorporated by reference to Exhibit 10.4 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003 (File No. 333-104874)

10.3.1	Supplement No. 1 to Guarantee and Collateral Agreement dated as of February 17, 2004 among AmeriPath, AmeriPath Holdings, Inc., the subsidiaries of AmeriPath, Inc. identified therein and Credit Suisse First Boston as Collateral Agent (incorporated by reference to Exhibit 10.6 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004 (File No. 333-114470))

10.4	Employment Agreement dated March 22, 2004 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 12, 2004)

10.5	Employment Agreement dated May 15, 2003 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.6	Employment Agreement dated May 23, 2003 by and between AmeriPath and Joseph A. Sonnier, M.D. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.7	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D.

10.8	Employment Agreement dated September 2, 1997 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.1	Amendment to Employment Agreement dated November 21, 2000 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.2	Second Amendment to Employment Agreement dated February 8, 2001 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.3	Third Amendment to Employment Agreement dated November 11, 2002 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.8.4	Fourth Amendment to Employment Agreement dated July 17, 2003 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D.

10.9	Employment Agreement dated May 15, 2003 by and between AmeriPath and Martin J. Stefanelli (incorporated by reference to Exhibit 10.3 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.10	Separation Agreement dated January 21, 2004 among AmeriPath, AmeriPath Holdings, Inc. and James C. New (incorporated by reference to Exhibit 10.15 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2003, dated and filed on March 19, 2004)

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002