Form 10-Q
period 2005-03-31
AMERIPATH INC
filed 2005-05-13
CIK 1027532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22313

AMERIPATH, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	65-0642485
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7111 Fairway Drive, Suite 400 Palm Beach Gardens, Florida	33418
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock of the Registrant outstanding as of May 13, 2005 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,172	$20,980
Restricted cash	17,804	17,940
Accounts receivable, net	85,110	76,567
Inventories	2,379	2,335
Deferred tax assets, net	13,345	13,345
Other current assets	4,436	4,823

Total current assets	139,246	135,990

PROPERTY AND EQUIPMENT, NET	34,207	30,964

OTHER ASSETS:
Goodwill	598,953	591,819
Identifiable intangibles, net	177,109	179,903
Other	25,149	25,633

Total other assets	801,211	797,355

TOTAL ASSETS	$974,664	$964,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$48,487	$52,620
Accrued interest	18,560	9,456
Current portion of long-term debt	2,920	2,682
Other current liabilities	966	1,164

Total current liabilities	70,933	65,922

LONG-TERM LIABILITIES:
Long-term debt	488,014	495,171
Other liabilities	32,890	29,220
Deferred tax liabilities, net	15,904	15,904

Total long-term liabilities	536,808	540,295

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at March 31, 2005 and December 31, 2004	1	1
Additional paid-in capital	359,795	352,723
Retained earnings	7,127	5,368

Total stockholder’s equity	366,923	358,092

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$974,664	$964,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET REVENUES:
Net patient service revenues	$128,525	$119,620
Net management service revenues	5,355	6,180

Net revenues	133,880	125,800

OPERATING COSTS AND EXPENSES:
Costs of services:
Net patient service revenues	70,189	62,734
Net management service revenues	3,311	3,959

Total costs of services	73,500	66,693
Selling, general and administrative expenses	25,190	24,272
Provision for doubtful accounts	17,636	17,353
Amortization expense	2,794	2,814
Asset impairment and related charges	—	586

Total operating costs and expenses	119,120	111,718

INCOME FROM OPERATIONS	14,760	14,082

OTHER INCOME (EXPENSES):
Interest expense	(11,739)	(11,146)
Write-off of deferred financing costs	—	(3,488)
Gain on sale of managed practice	454	—
Change in value of derivative	(620)	—
Other income, net	104	70

Total other expenses, net	(11,801)	(14,564)

INCOME (LOSS) BEFORE INCOME TAXES	2,959	(482)
PROVISION (BENEFIT) FOR INCOME TAXES	1,200	(178)

NET INCOME (LOSS)	$1,759	$(304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,759	$(304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,499	2,210
Amortization	3,222	3,413
Loss on disposal of assets	88	10
Asset impairment and related charges	—	586
Gain on sale of managed practice	(454)	—
Change in value of derivative	620	—
Provision for doubtful accounts	17,636	17,353
Write-off of deferred financing costs	—	3,488
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable	(26,426)	(20,974)
Increase in inventories	(58)	(283)
Decrease in other current assets	387	1,556
Increase in other assets	(200)	(3,260)
Increase in accrued interest	9,104	11,295
(Decrease) increase in accounts payable and accrued expenses	(322)	3,113

Net cash provided by operating activities	7,855	18,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(5,318)	(2,663)
Cash paid for acquisitions and acquisition costs, net of cash acquired	212	(496)
Decrease (increase) in restricted cash	136	(1,261)
Payments of contingent notes	(7,295)	(7,927)

Net cash used in investing activities	(12,265)	(12,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(27)	—
Net payments on long-term debt and capital leases	(142)	(763)
Payments under revolver facility	(7,000)	—
Payments under term loan facility	(300)	(88,312)
Contingent note proceeds	7,071	7,927
Proceeds from sale of senior subordinated notes	—	79,500

Net cash used in financing activities	(398)	(1,648)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,808)	4,208
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,980	23,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,172	$27,744

SUPPLEMENTAL NON-CASH TRANSACTIONS:

Property and equipment acquired pursuant to capital leases	$522	—

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission (“SEC”) on March 18, 2005.

In order to maintain consistency and comparability between periods presented, certain amounts in the prior year’s financial statements have been reclassified to conform to the financial statement presentation of the current period.

Note 2—The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with AmeriPath, pursuant to which Amy Acquisition Corp. merged with and into AmeriPath, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). Amy Holding Company and Amy Acquisition Corp. are Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). The March 2003 Transaction was approved by the then Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”).

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of March 31, 2005, approximately $35.9 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123(R) effective January 1, 2006, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plan have an exercise price equal to the fair value of the underlying common stock on the date of grant. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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

Note 4—Acquisitions

During the first three months of 2005, the Company did not acquire any new practices. During the three months ended March 31, 2004, the Company acquired one hospital-based practice in Bountiful, Utah. In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 million and 1,666,667 shares of our parent’s company common stock valued at $10.0 million. The practice provides outpatient services to the Northeast region, and expands our geographical presence in this area. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with this acquisition as of the date of the acquisition as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The Company expects the final purchase price allocation to be completed in June 2005. The purchase price of the acquisition is summarized below:

Cash paid	$34,000
Holdings common stock issued	10,000

Total purchase price	$44,000

The preliminary allocation of the purchase price is summarized below:

Cash	$382
Accounts receivable, net	2,018
Property & equipment, net	236
Deposits	270
Goodwill	41,211

Total assets	$44,117

Accounts payable	5
Accrued liabilities	112

Total liabilities	$117

Net assets acquired	$44,000

During the three months ended March 31, 2005 and 2004, the Company made contingent note payments of approximately $7.3 million and $7.9 million, respectively, relating to previous acquisitions. If the maximum specified levels of income from operations

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $38.1 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through March 31, 2005. The following unaudited pro forma information presents the consolidated results of operations for the three months ended March 31, 2005 and 2004 as if the acquisitions had been consummated on January 1, 2005 and 2004, respectively. Such unaudited pro forma information is based on historical financial information and does not include operational or other changes that might have been effected by the Company.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net revenues	$133,880	$131,770
Net income	$1,759	$1,511

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was $2.8 million for both the three months ended March 31, 2005 and 2004.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2005 is as follows:

Remainder of 2005	$8,381
2006	7,975
2007	6,909
2008	6,129
2009	5,869
2010	5,868
Thereafter	99,578

The weighted average amortization period for identifiable intangible assets is approximately 14.6 years.

Note 6—Long-term Debt

Senior Subordinated Notes—On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness. On April 1, 2005, the Company made its semi-annual interest payment of approximately $18.4 million.

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

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs during the three months ended March 31, 2004. There were no write-offs of deferred financing costs during the three months ended March 31, 2005.

Credit Facility—On March 27, 2003, in connection with our consummation of the March 2003 Transaction, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc.

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

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the term loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the Credit Facility) being within certain defined ranges. The interest rate at March 31, 2005 was approximately 6.1%. The revolving credit facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

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

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s Holding company notes which began in the fiscal year ended December 31, 2004.

Letters of Credit

As of March 31, 2005, the Company had letters of credit outstanding totaling $3.3 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2005 through 2009. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65.0 million revolving credit facility are reduced by the balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on March 31, 2005 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2005, the change in the value of the derivative was a loss of approximately $0.6 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate was reset to 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Note 8—Commitments and Contingencies

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

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

Office Lease — The Company executed a new 60 month lease effective October 1, 2004 for 22,525 square feet of office space for its Corporate offices located in Palm Beach Gardens, Florida. The lease payments began upon the occupancy of the office space, which was in December 2004. This space replaces its prior facility in Riviera Beach, Florida, which was under a lease that the Company terminated in August 2004 for a fee of approximately $91,000.

Note 9—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the three months ended March 31, 2005 and 2004, net income equaled comprehensive income.

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

The following is a summary of financial information for the three months ended March 31, 2005 and 2004 for the Company’s business segments and corporate offices:

	Three months ended March 31,
	2005	2004
Owned
Net patient service revenues	$128,525	$119,620
Income from operations	25,975	25,409
Segment assets	785,288	766,617
Managed
Net management service revenues	$5,355	$6,180
Income from operations	601	690
Segment assets	17,163	15,874
Corporate
Loss from operations	$(11,816)	$(12,017)
Segment assets	167,471	133,483
Elimination of intercompany accounts	4,742	9,542

Note 11—Income Taxes

The Company’s effective income tax rate was 40.6% and 37.0% for the three-month periods ended March 31, 2005 and 2004, respectively.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Note 12—Subsequent Events

On April 1, 2005, Joseph A. Sonnier, M.D., resigned as President of our Company to become Medical Director of our Dallas lab.

In April 2005, the Company borrowed $25.0 million on its revolving credit facility. Also in April 2005, the Company paid down $6.3 million on its Term B loan facility and $6.3 million on the revolver facility. In May 2005, the Company paid down an additional $5.7 million on the revolver facility.

In April 2005, the Company made its semi-annual interest payment of approximately $18.4 million to the holders of its Senior Subordinated Notes.

In April 2005, the Company entered into an agreement with our Utah practice for the prepayment in full of their contingent note for a sum of approximately $1.5 million.

In May 2005, in connection with the exercise of the Company’s anti-dilution rights, the Company increased its investment in preferred stock of Molecular Profiling, Inc. by investing an additional $150,000.

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

The following tables present condensed consolidated financial information at March 31, 2005 and 2004 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the Subsidiary Guarantors could be required to make under the Guarantee is $350.0 million. There is no recourse available to the Subsidiary Guarantors from any third party.

Condensed Consolidating Balance Sheets:

As of March 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$13,366	$2,806		$16,172
Restricted cash	—	17,804	—		17,804
Accounts receivable, net	593	66,054	18,463		85,110
Inventories	139	2,208	32		2,379
Other current assets	1,020	12,046	4,715		17,781

Total current assets	1,752	111,478	26,016		139,246
Property & equipment, net	7,169	26,640	398		34,207
Goodwill	—	463,709	135,244		598,953
Identifiable intangibles, net	19,800	122,632	34,677		177,109
Investment in subsidiaries	729,614	(6,632)	—	(722,982)	—
Other assets	17,614	6,260	1,275	—	25,149

Total assets	$775,949	$724,087	$197,610	$(722,982)	$974,664

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$35,564	$23,991	$7,492		$67,047
Current portion of long-term debt	474	2,446	—		2,920
Other current liabilities	—	966	—		966

Total current liabilities	36,038	27,403	7,492		70,933
Long-term debt	487,700	314	—		488,014
Other liabilities	4,030	25,708	1,517		31,255
Fair value of derivative hedge	1,635	—	—		1,635
Deferred tax liabilities, net	535	18,689	(3,320)		15,904

Total long-term liabilities	493,900	44,711	(1,803)		536,808
Intercompany payable (receivable)	267,379	(264,828)	(2,551)		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	325,168	31,635	2,992	—	359,795
Retained earnings (deficit)	(345,264)	883,895	191,455	(722,959)	7,127

Total stockholder’s equity	(21,368)	916,801	194,472	(722,982)	366,923

Total liabilities and stockholder’s equity	$775,949	$724,087	$197,610	$(722,982)	$974,664

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

As of December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19,513	$1,467		$20,980
Restricted cash	—	17,940	—		17,940
Accounts receivable, net	32	59,483	17,052		76,567
Inventories	123	2,157	55		2,335
Other current assets	1,040	12,527	4,601		18,168

Total current assets	1,195	111,620	23,175		135,990
Property & equipment, net	5,275	25,586	103		30,964
Goodwill	—	458,364	133,455		591,819
Identifiable intangibles, net	19,900	127,387	32,616		179,903
Investment in subsidiaries	721,337	(6,632)	—	(714,705)	—
Other assets	18,129	6,216	1,288	—	25,633

Total assets	$765,836	$722,541	$190,637	$(714,705)	$964,309

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$21,596	$34,534	$5,946		$62,076
Current portion of long-term debt	—	2,682	—		2,682
Other current liabilities	—	1,164	—		1,164

Total current liabilities	21,596	38,380	5,946		65,922
Long-term debt	495,000	171	—		495,171
Other liabilities	5,128	23,282	810		29,220
Deferred tax liabilities, net	536	18,689	(3,321)		15,904

Total long-term liabilities	500,664	42,142	(2,511)		540,295
Intercompany payable (receivable)	252,842	(257,269)	4,427		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	318,100	31,633	2,990	—	352,723
Retained earnings (deficit)	(326,094)	866,384	179,760	(714,682)	5,368

Total stockholder’s equity	(9,266)	899,288	182,775	(714,705)	358,092

Total liabilities and stockholder’s equity	$765,836	$722,541	$190,637	$(714,705)	$964,309

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Operations:

For the three months ended March 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$103,654	$30,226	$133,880
Costs of services	—	(61,380)	(12,120)	(73,500)
Selling, general and administrative expense	(737)	(36,663)	(5,426)	(42,826)
Amortization expense	—	(2,472)	(322)	(2,794)

Total operating costs and expenses	(737)	(100,515)	(17,868)	(119,120)
(Loss) income from operations	(737)	3,139	12,358	14,760
Other income (expenses):
Interest expense	(11,686)	(53)	—	(11,739)
Management fee (A)	—	12,359	(12,359)	—
Change in value of derivative	(620)	—	—	(620)
Gain on sale of managed practice	—	454	—	454
Other income, net	34	69	1	104

Total other (expenses) income	(12,272)	12,829	(12,358)	(11,801)

(Loss) income before income taxes	(13,009)	15,968	—	2,959
Benefit (provision) for income taxes	5,268	(6,468)	—	(1,200)

Net (loss) income	$(7,741)	$9,500	$—	$1,759

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the three months ended March 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$97,112	$28,688	$125,800
Costs of services	—	(54,791)	(11,902)	(66,693)
Selling, general and administrative expense	(2,638)	(34,191)	(4,796)	(41,625)
Amortization expense	—	(2,489)	(325)	(2,814)
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expenses	(2,638)	(91,471)	(17,609)	(111,718)
(Loss) income from operations	(2,638)	5,641	11,079	14,082
Other income (expenses):
Interest expense	(11,086)	(60)	—	(11,146)
Management fee (A)	—	11,079	(11,079)	—
Write-off of deferred financing costs	(3,488)	—	—	(3,488)
Other income, net	1	69	—	70

Total other (expenses) income	(14,573)	11,088	(11,079)	(14,564)

(Loss) income before income taxes	(17,211)	16,729	—	(482)
Benefit (provision) for income taxes	6,663	(6,485)	—	178

Net (loss) income	$(10,548)	$10,244	$—	$(304)

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Cash Flows:

For the three months ended March 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(7,741)	$9,500	$—	$1,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,358	18,077	4,176	23,611
Changes in assets and liabilities, net of effects of acquisitions	8,321	(25,364)	(472)	(17,515)

Net cash provided by operating activities	1,938	2,213	3,704	7,855
Cash flows used in investing activities	(1,682)	(8,218)	(2,365)	(12,265)
Cash flows used in financing activities	(256)	(142)	—	(398)

Increase (decrease) in cash and cash equivalents	—	(6,147)	1,339	(4,808)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$13,366	$2,806	$16,172

For the three months ended March 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,548)	$10,244	$—	$(304)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	4,301	18,222	4,537	27,060
Changes in assets and liabilities, net of effects of acquisitions	8,632	(14,054)	(3,131)	(8,553)

Net cash provided by operating activities	2,385	14,412	1,406	18,203
Cash flows used in investing activities	(1,500)	(8,930)	(1,917)	(12,347)
Cash flows used in financing activities	(885)	(763)	—	(1,648)

Increase (decrease) in cash and cash equivalents	—	4,719	(511)	4,208
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$27,371	$373	$27,744

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three months ended March 31, 2005 and 2004.

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

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the three months ended March 31, 2005, our revenues from owned operations and managed operations accounted for 96.0% and 4.0% of our total net revenues, respectively.

Acquisitions. We did not make any acquisitions during the first quarter of 2005. During the first three months of 2004, we acquired one hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the three months ended March 31, 2005 and 2004, we made contingent note payments of approximately $7.3 and $7.9 million, respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2004, our medical malpractice costs were approximately $13.5 million. For the three months ended March 31, 2005, our medical malpractice costs were approximately $3.6 million.

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

Critical Accounting Policies

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended March 31,
	2005	2004
Net revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services	54.9%	53.0%
Selling, general and administrative expenses	18.8%	19.3%
Provision for doubtful accounts	13.2%	13.8%
Amortization expense	2.1%	2.2%
Asset impairment and related charges	—	0.5%

Total operating costs and expenses	89.0%	88.8%
Income from operations	11.0%	11.2%
Interest expense	(8.8)%	(8.9)%
Change in value of derivative	(0.4)%	—
Gain on sale of practice	0.3%	—
Write-off of deferred financing costs	—	(2.8)%
Other income, net	0.1%	0.1%

Income (loss) before income taxes	2.2%	(0.4)%
Provision (benefit) for income taxes	0.9%	(0.1)%

Net income (loss)	1.3%	(0.3)%

Net Revenues.

Net revenues increased by $8.1 million, or 6.4%, from $125.8 million for the three months ended March 31, 2004 to $133.9 million for the three months ended March 31, 2005. Same store net revenue increased $3.4 million or 2.7% from $123.7 million for the three months ended March 31, 2004 to $127.1 million for the three months ended March 31, 2005. Our mix of revenue for the first quarter of 2005 was 58.2% outpatient, 37.8% inpatient (hospital-based), and 4.0% management services. This compares to a mix of 51% outpatient, 44% inpatient (hospital-based) and 5% management services for the first quarter in 2004.

Costs of Services.

Costs of services increased by $6.8 million, or 10.2%, from $66.7 million for the three months ended March 31, 2004 to $73.5 million for the three months ended March 31, 2005. Costs of services as a percentage of net revenues increased from 53.0% for the three months ended March 31, 2004 to 54.9% for the three months ended March 31, 2005. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physicians’ offices. Gross margin decreased from 47.0% for the three months ended March 31, 2004 to 45.1% for the three months ended March 31, 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $0.9 million from $24.3 million for the three months ended March 31, 2004 to $25.2 million for the three months ended March 31, 2005. As a percentage of net revenues, selling, general and administrative expenses decreased from 19.3% for the three months ended March 31, 2004 to 18.8% for the three months ended March 31, 2005. Selling, general and administrative expenses for the first quarter of 2004 included severance of approximately $1.4 million for the Company’s former Chief Executive Officer. The increases in the first quarter of 2005 are primarily due to increased investments in information technology and expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $0.2 million from $17.4 million for the three months ended March 31, 2004 to $17.6 million for the same period of 2005. The provision for doubtful accounts as a percentage of net revenues decreased from 13.8% for the three months ended March 31, 2004 to 13.2% for the same period of 2005.

Amortization Expense.

Amortization expense remained constant at $2.8 million for the three months ended March 31, 2004 and 2005.

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

Interest Expense.

Interest expense increased by $0.6 million from $11.1 million from the three-months ended March 31, 2004 to $11.7 million for the three months ended March 31, 2005. Our effective interest rate was 9.5% and 9.2% for the three months ended March 31, 2005 and 2004, respectively.

Gain on Sale of Managed Practice.

In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.5 million.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2005, the Company recognized a $0.6 million decrease in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 40.6% and 37.0% for the three-month period ended March 31, 2005 and 2004, respectively.

Net Income (Loss).

Net income for the three months ended March 31, 2005, was $1.8 million, compared with a net loss of $0.3 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, we had working capital of approximately $68.3 million, a decrease of $1.8 million from working capital of $70.1 million at December 31, 2004.

Net cash provided by operating activities was $7.9 million and $18.2 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, cash flows from operations were primarily used to make voluntary revolver payments of $7.0 million, and to acquire property and equipment of $5.3 million.

Our Credit Facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our Credit Facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage. The interest rate at March 31, 2005 was approximately 6.1%. The Credit Facility also requires a commitment fee to be paid quarterly equal to 0.5% of any unused commitments under the revolving loan facility.

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, we made the mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009.

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

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $38.1 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first three months of 2005, we made contingent note payments, including interest, aggregating $7.3 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $31.3 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $5.3 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2005.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent note payments, as of March 31, 2005, for our term loan, our revolving loan, other indebtedness and senior subordinated notes, and as of December 31, 2004 for our operating leases, the balance of which has not changed substantially since year end:

	Payments Due By Period (in millions)
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loan	$—	$—	$114.7	$—	$114.7
Revolver loan	—	—	23.0	—	23.0
Other indebtedness	2.9	0.2	0.1	—	3.2
Operating leases	7.5	6.5	14.9	18.1	47.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$10.4	$6.7	$152.7	$368.1	$537.9

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $137.7 million at March 31, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of operations. For the three months ended March 31, 2005, the change in the value of the derivative was a loss of approximately $0.6 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenue or operating expenses during the first three months of 2005.

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

RISK FACTORS

The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our term loan and subordinated debt.

We have a significant amount of indebtedness. As of March 31, 2005, our total debt was $490.9 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 57.2% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business – Government Regulation” in our Form 10-K for the year ended December 31, 2004.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, which accounted for approximately 21% of our revenues during the first three months of 2005.

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

The Federal Trade Commission, or FTC, pursuant to consumer protection laws, and the Department of Health and Human Services, or HHS, pursuant to HIPAA, regulates the use and disclosure of information we may have about our patients. Many states also have laws regarding privacy of health information. While we believe that we are in compliance with FTC and state laws regarding privacy, and with the HIPAA privacy regulations, these laws are complex and will have an impact upon our operations. Violations of the HIPAA privacy regulations are punishable by civil and criminal penalties. In addition, while individuals do not have a private right of action under HIPAA, the privacy regulations may be viewed by the courts as setting a standard of conduct, and the failure to comply could serve as the basis for a private claim. In addition, HIPAA regulations regarding the security of health information and standards for electronic transactions have also been issued. While many of our systems have already been configured to comply with these regulations, to achieve compliance we may need to modify or replace systems in certain of our locations and incur related expenses.

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

We derived approximately 21% of our net revenue during the first three months of 2005 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first three months of 2005 was 13.2% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 22.4%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. See “Business-Billing” in our Form 10-K for the year ended December 31, 2004. Hospitals and third party payors are continuing to increase pressure to reduce our revenues from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the three month periods ended March 31, 2005 and 2004, approximately 55%, and 59%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of March 31, 2005, we provided medical director services for 29 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in

Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our Company but is one of our clients. We also are conducting our own internal investigation of the matter. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. We are providing information to both the United States Attorney’s office and the Florida Attorney General’s office and intend to cooperate in the investigations. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of March 31, 2005, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $38.1 million over the next four years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $177.1 million at March 31, 2005, representing approximately 18.2% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $599.0 million at March 31, 2005, representing approximately 61.5% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2004 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

We have numerous competitors, including anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and other third-party payors, may enter our markets and begin to compete with us. For example, Quest Diagnostics, Incorporated, or Quest, a national clinical laboratory company and former customer of ours, competes with us in some markets. Some of our competitors may have greater financial resources than us, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices, enter into more capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $137.7 million at March 31, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended March 31, 2005, the change in the value of the derivative was a loss of approximately $0.6 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the rate reset at 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies described above and taking into account the efforts to address those deficiencies described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 5. OTHER INFORMATION

On April 1, 2004, Joseph A. Sonnier, M.D. resigned as President of our Company to become Medical Director of our Dallas lab.

ITEM 6. EXHIBITS

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

AMERIPATH, INC.

Date: May 13, 2005	By:	/S/ DONALD E. STEEN
Donald E. Steen Chief Executive Officer

Date: May 13, 2005	By:	/S/ DAVID L. REDMOND
David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350