Form 10-Q
period 2005-06-30
AMERIPATH INC
filed 2005-08-11
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of common stock of the registrant outstanding as of August 10, 2005 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,565	$20,980
Restricted cash	16,387	17,940
Accounts receivable, net	85,833	76,567
Inventories	2,486	2,335
Deferred tax assets, net	13,345	13,345
Other current assets	2,831	4,823

Total current assets	132,447	135,990

PROPERTY AND EQUIPMENT, NET	40,429	30,964

OTHER ASSETS:
Goodwill	599,832	591,819
Identifiable intangibles, net	174,816	179,903
Other	24,178	25,633

Total other assets	798,826	797,355

TOTAL ASSETS	$971,702	$964,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$51,449	$52,620
Accrued interest	9,616	9,456
Current portion of long-term debt	2,910	2,682
Other current liabilities	820	1,164

Total current liabilities	64,795	65,922

LONG - TERM LIABILITIES:
Long-term debt	485,521	495,171
Other liabilities	32,005	29,220
Deferred tax liabilities, net	15,904	15,904

Total long-term liabilities	533,430	540,295

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at June 30, 2005 and December 31, 2004	1	1
Additional paid-in capital	361,289	352,723
Retained earnings	12,187	5,368

Total stockholder’s equity	373,477	358,092

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$971,702	$964,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET REVENUES:
Net patient service revenues	$138,621	$119,503	$267,146	$239,123
Net management service revenues	5,013	5,814	10,368	11,994

Net revenues	143,634	125,317	277,514	251,117

OPERATING COSTS AND EXPENSES:
Costs of services:
Net patient service revenues	71,159	61,362	141,348	124,096
Net management service revenues	3,117	3,566	6,428	7,525

Total costs of services	74,276	64,928	147,776	131,621
Selling, general and administrative expenses	27,162	23,187	52,352	47,459
Provision for doubtful accounts	18,804	18,471	36,440	35,824
Amortization expense	2,853	2,753	5,647	5,567
Asset impairment and related charges	—	—	—	586

Total operating costs and expenses	123,095	109,339	242,215	221,057

INCOME FROM OPERATIONS	20,539	15,978	35,299	30,060

OTHER INCOME (EXPENSES):
Interest expense	(12,328)	(11,021)	(24,067)	(22,167)
Write-off of deferred financing costs	(345)	(341)	(345)	(3,829)
Gain on sale of managed practice	—	—	454	—
Change in value of derivative	329	(1,275)	(291)	(1,275)
Other income, net	180	110	284	180

Total other expenses, net	(12,164)	(12,527)	(23,965)	(27,091)

INCOME BEFORE INCOME TAXES	8,375	3,451	11,334	2,969
PROVISION FOR INCOME TAXES	3,315	1,335	4,515	1,157

NET INCOME	$5,060	$2,116	$6,819	$1,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,819	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,160	4,467
Amortization	6,611	6,725
Loss (gain) on disposal of assets	92	(4)
Asset impairment and related charges	—	586
Gain on sale of managed practice	(454)	—
Change in value of derivative	291	1,275
Provision for doubtful accounts	36,440	35,824
Write-off of deferred financing costs	345	3,829
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable, net	(46,413)	(38,215)
Increase in inventories	(216)	(501)
Decrease in other current assets	1,942	3,051
Increase in other assets	(191)	(632)
Increase in accrued interest	159	2,083
Increase in accounts payable and accrued expenses	1,908	3,666

Net cash provided by operating activities	12,493	23,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(14,015)	(5,656)
Cash paid for acquisitions and acquisition costs, net of cash acquired	—	(496)
Cash received from sale of managed practice	900	—
Decrease in restricted cash	1,553	536
Investment in common stock	(150)	—
Payments of contingent notes	(8,790)	(8,769)

Net cash used in investing activities	(20,502)	(14,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(27)	(3,093)
Net payments on long-term debt and capital leases	(244)	(1,169)
Borrowings under revolver facility, net of payments	2,000	—
Payments under term loan facility	(11,701)	(98,312)
Payment to Ameripath Holdings	—	(5,774)
Contingent note proceeds	8,566	8,769
Proceeds from sale of senior subordinated notes	—	79,500

Net cash used in financing activities	(1,406)	(20,079)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,415)	(10,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,980	23,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,565	$13,038

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Property and equipment acquired pursuant to capital leases	$552	—

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

As permitted under current guidance, any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the March 2003 Transaction can be “pushed down” and recorded on the financial statements. The following table summarizes the final allocation of the March 2003 Transaction based upon a valuation completed by an independent third-party valuation firm during September 2003.

Cash and equity contributed by WCAS	$319,667
Total liabilities assumed	587,801
Fair value of assets acquired	(676,458)

Excess purchase price (goodwill)	$231,010

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of June 30, 2005, approximately $37.4 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Note 3—Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. In accordance with the new rule, the Company will adopt SFAS No. 154 in the first quarter of 2006. We do not believe the effect of adopting SFAS No. 154 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123(R) effective January 1, 2006, but has not yet determined if it will use the modified prospective method or one of the modified-retrospective methods. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with the recognition and measurement principles of APB Opinion No. 25, and, as such, generally recognizes no compensation cost for employee stock options, as options granted under the Company’s plan have an exercise price equal to the fair value of the underlying common stock on the date of grant. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company is recording this derivative instrument at market value and is reflecting the change in the market value in the condensed consolidated statements of income.

Note 4—Acquisitions

During the first six months of 2005, the Company did not acquire any new practices. During the six months ended June 30, 2004, the Company acquired one hospital-based practice in Bountiful, Utah. In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 million and 1,666,667 shares of the parent company’s common stock valued at $10.0 million. The practice provides outpatient services to the Northeast region, and expands the geographical presence in this area. The purchase price of the acquisition is summarized below:

Cash paid	$34,000
Holdings common stock issued	10,000

Total purchase price	$44,000

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with this acquisition as of the date of the acquisition as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The final valuation was performed by an independent third-party valuation firm during June 2005. The final allocation of the purchase price is summarized below:

Cash	$382
Accounts receivable, net	2,018
Property & equipment, net	236
Deposits	270
Intangible assets	3,020
Goodwill	38,191

Total assets	$44,117

Accounts payable	5
Accrued liabilities	112

Total liabilities	$117

Net assets acquired	$44,000

During the six months ended June 30, 2005 and 2004, the Company made contingent note payments of approximately $8.8 million in both periods relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, the Company estimates that it would make aggregate maximum principal payments of approximately $36.6 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through June 30, 2005. The following unaudited pro forma information presents the consolidated results of operations for the six months ended June 30, 2005 and 2004 as if the acquisitions had been consummated on January 1, 2005 and 2004, respectively. Such unaudited pro forma information is based on historical financial information and does not include operational or other changes that might have been effected by the Company.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Six months ended June 30, 2005	Six months ended June 30, 2004
Net revenues	$277,514	$263,057
Net income	$6,819	$5,442

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $2.9 million for the three months ended June 30, 2005 and $2.8 million for the three months ended June 30, 2004. Amortization expense of identifiable intangibles was approximately $5.6 million for both the six months ended June 30, 2005 and 2004.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2005 is as follows:

Remainder of 2005	$5,645
2006	8,091
2007	7,020
2008	6,187
2009	5,909
2010	5,731
Thereafter	99,833

The weighted average amortization period for identifiable intangible assets is approximately 14.2 years.

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

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs during the six months ended June 30, 2004.

Credit Facility—On March 27, 2003, in connection with the consummation of the March 2003 Transaction, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc.

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

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the term loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the Credit Facility) being within certain defined ranges. The interest rate at June 30, 2005 was approximately 6.58%. The revolving credit facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, the Company recognized a $0.3 million write-off of deferred debt costs during the six months ended June 30, 2004. During the three months ended June 30, 2005, the Company paid down approximately $11.4 million of the term loan borrowings, and as a result recognized a $0.3 million write-off of deferred debt costs during the six months ended June 30, 2005.

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

The Credit Facility requires that the Company comply on a quarterly basis with certain financial covenants, including an interest coverage ratio calculation, a fixed charge coverage ratio calculation and a maximum net senior leverage ratio calculation, which become more restrictive over time. In addition, the Credit Facility includes negative covenants restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of the indebtedness; sell assets; transact with affiliates and alter the business that it conducts.

Such negative covenants are subject to exceptions, including, with respect to restrictions on dividends from the Company to Holdings, certain allowable dividends to pay cash interest on its parent’s Holding company notes which began in the fiscal year ended December 31, 2004.

Letters of Credit

As of June 30, 2005, the Company had letters of credit outstanding totaling $3.2 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2005 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65.0 million revolving credit facility are reduced by the balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on June 30, 2005 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

recognized in the condensed consolidated statements of income. For the six months ended June 30, 2005, the change in the value of the derivative was a gain of approximately $0.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate was reset to 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Note 9—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the six months ended June 30, 2005 and 2004, net income equaled comprehensive income.

Note 10—Segment Reporting

The Company has two reportable segments, owned operations and managed operations. The segments were determined based on the type of service performed and customers. Owned operations provide anatomic pathology services to hospitals and referring physicians, while the Company’s managed operations provide management services to the affiliated physician groups. The accounting policies of the segments are the same as those described in the summary of accounting policies in the Company’s year-end audited consolidated financial statements. The Company evaluates performance based on net revenues and income from operations.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

The following is a summary of financial information for the three and six months ended June 30, 2005 and 2004 for the Company’s business segments and corporate offices:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Owned
Net patient service revenues	$138,621	$119,503	$267,146	$239,123
Income from operations	32,196	26,139	58,171	51,549
Segment assets	—	—	815,676	777,506

Managed
Net management service revenues	$5,013	$5,814	$10,368	$11,994
Income from operations	526	707	1,127	1,396
Segment assets	—	—	16,481	17,152

Corporate
Loss from operations	$(12,183)	$(10,868)	$(23,999)	$(22,885)
Segment assets	—	—	137,113	100,571
Elimination of intercompany accounts	—	—	2,432	9,551

Note 11—Income Taxes

The Company’s effective income tax rate was 39.8% and 39.0% for the six-month periods ended June 30, 2005 and 2004, respectively.

Note 12—Subsequent Events

In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company expects to recognize approximately $1.4 million loss and will apply the sales proceeds to reduce the balance outstanding on the credit facility during the third quarter of 2005. As a result of the sale and termination of the Memphis managed service agreement, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at June 30, 2005.

In July 2005, the Company made a voluntary $5.0 million paydown on its revolving credit facility.

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

The following tables present condensed consolidated financial information at June 30, 2005 and 2004 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

“Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the Subsidiary Guarantors could be required to make under the Guarantee is $350.0 million. There is no recourse available to the Subsidiary Guarantors from any third parties.

Condensed Consolidating Balance Sheets:

As of June 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,877	$688		$11,565
Restricted cash	—	16,387	—		16,387
Accounts receivable, net	482	65,765	19,586		85,833
Inventories	222	2,238	26		2,486
Other current assets	894	10,663	4,619		16,176

Total current assets	1,598	105,930	24,919		132,447
Property & equipment, net	9,942	29,967	520		40,429
Goodwill	—	465,590	134,242		599,832
Identifiable intangibles, net	20,429	121,029	33,358		174,816
Investment in subsidiaries	717,676	(6,632)	—	(711,044)	—
Other assets	16,866	6,000	1,312	—	24,178

Total assets	$766,511	$721,884	$194,351	$(711,044)	$971,702

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$21,278	$33,199	$6,588		$61,065
Current portion of long-term debt	403	2,507	—		2,910
Other current liabilities	—	820	—		820

Total current liabilities	21,681	36,526	6,588		64,795
Long-term debt	485,299	222	—		485,521
Other liabilities	(3,548)	29,624	4,623		30,699
Fair value of derivative hedge	1,306	—	—		1,306
Deferred tax liabilities, net	535	18,689	(3,320)		15,904

Total long-term liabilities	483,592	48,535	1,303		533,430
Intercompany payable (receivable)	304,638	(296,894)	(7,744)		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	326,662	31,616	3,011	—	361,289
Retained earnings (deficit)	(368,790)	900,830	191,168	(711,021)	12,187

Total stockholder’s equity	(43,400)	933,717	194,204	(711,044)	373,477

Total liabilities and stockholder’s equity	$766,511	$721,884	$194,351	$(711,044)	$971,702

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

As of December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19,513	$1,467		$20,980
Restricted cash	—	17,940	—		17,940
Accounts receivable, net	32	59,483	17,052		76,567
Inventories	123	2,157	55		2,335
Other current assets	1,040	12,527	4,601		18,168

Total current assets	1,195	111,620	23,175		135,990
Property & equipment, net	5,275	25,586	103		30,964
Goodwill	—	458,364	133,455		591,819
Identifiable intangibles, net	19,900	127,387	32,616		179,903
Investment in subsidiaries	721,337	(6,632)	—	(714,705)	—
Other assets	18,129	6,216	1,288	—	25,633

Total assets	$765,836	$722,541	$190,637	$(714,705)	$964,309

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$21,596	$34,534	$5,946		$62,076
Current portion of long-term debt	—	2,682	—		2,682
Other current liabilities	—	1,164	—		1,164

Total current liabilities	21,596	38,380	5,946		65,922
Long-term debt	495,000	171	—		495,171
Other liabilities	5,128	23,282	810		29,220
Deferred tax liabilities, net	536	18,689	(3,321)		15,904

Total long-term liabilities	500,664	42,142	(2,511)		540,295
Intercompany payable (receivable)	252,842	(257,269)	4,427		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	318,100	31,633	2,990	—	352,723
Retained earnings (deficit)	(326,094)	866,384	179,760	(714,682)	5,368

Total stockholder’s equity	(9,266)	899,288	182,775	(714,705)	358,092

Total liabilities and stockholder’s equity	$765,836	$722,541	$190,637	$(714,705)	$964,309

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Operations:

For the six months ended June 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$215,394	$62,120	$277,514
Costs of services	—	(123,244)	(24,532)	(147,776)
Selling, general and administrative expense	(1,931)	(76,201)	(10,660)	(88,792)
Amortization expense	—	(4,996)	(651)	(5,647)

Total operating costs and expenses	(1,931)	(204,441)	(35,843)	(242,215)
(Loss) income from operations	(1,931)	10,953	26,277	35,299
Other income (expenses):
Interest expense	(23,962)	(105)	—	(24,067)
Write-off of deferred financing costs	(345)			(345)
Management fee (A)	—	26,275	(26,275)	—
Change in value of derivative	(291)	—	—	(291)
Gain on sale of managed practice	—	454	—	454
Other income, net	35	251	(2)	284

Total other (expenses) income	(24,563)	26,875	(26,277)	(23,965)

(Loss) income before income taxes	(26,494)	37,828	—	11,334
Benefit (provision) for income taxes	10,558	(15,073)	—	(4,515)

Net (loss) income	$(15,936)	$22,755	$—	$6,819

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the six months ended June 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$195,057	$56,060	$251,117
Cost of services	—	(109,662)	(21,959)	(131,621)
Selling, general and administrative expense	(4,252)	(69,699)	(9,332)	(83,283)
Amortization expense	—	(4,925)	(642)	(5,567)
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expenses	(4,252)	(184,286)	(32,519)	(221,057)
(Loss) income from operations	(4,252)	10,771	23,541	30,060
Other income (expense):
Interest expense	(22,050)	(117)	—	(22,167)
Management fee (A)	—	23,503	(23,503)	—
Change in value of derivative	(1,275)	—	—	(1,275)
Write-off of deferred financing costs	(3,811)	20	(38)	(3,829)
Other income, net	61	119	—	180

Total other (expenses) income	(27,075)	23,525	(23,541)	(27,091)

(Loss) income before income taxes	(31,327)	34,296	—	2,969
Benefit (provision) for income taxes	12,130	(13,287)	—	(1,157)

Net (loss) income	$(19,197)	$21,009	$—	$1,812

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—

(Continued)

Condensed Consolidating Statements of Cash Flows:

For the six months ended June 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(15,936)	$22,755	$—	$6,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities	2,275	38,351	7,859	48,485
Changes in assets and liabilities, net of effects of acquisitions	19,417	(56,009)	(6,219)	(42,811)

Net cash provided by operating activities	5,756	5,097	1,640	12,493
Net cash used in investing activities	(4,594)	(13,489)	(2,419)	(20,502)
Net cash used in financing activities	(1,162)	(244)	—	(1,406)

Decrease in cash and cash equivalents	—	(8,636)	(779)	(9,415)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$10,877	$688	$11,565

For the six months ended June 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(19,197)	$21,009	$—	$1,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities	6,674	37,578	8,450	52,702
Changes in assets and liabilities, net of effects of acquisitions	32,505	(56,386)	(6,667)	(30,548)

Net cash provided by operating activities	19,982	2,201	1,783	23,966
Net cash used in investing activities	(1,071)	(11,376)	(1,938)	(14,385)
Net cash used in financing activities	(18,911)	(1,168)	—	(20,079)

Decrease in cash and equivalents	—	(10,343)	(155)	(10,498)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$12,309	$729	$13,038

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three and six months ended June 30, 2005 and 2004.

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

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the six months ended June 30, 2005, our revenues from owned operations and managed operations accounted for 96.3% and 3.7% of our total net revenues, respectively.

Acquisitions. We did not make any acquisitions during the first six months of 2005. During the first six months of 2004, we acquired one hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the six months ended June 30, 2005 and 2004, we made contingent note payments of approximately $8.8 million in both periods relating to previous acquisitions.

Medical Malpractice Insurance Costs. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expenses, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the six months ended June 30, 2005 and 2004, our medical malpractice costs were approximately $7.3 million and $6.2 million, respectively.

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

Costs of services. Costs of services consist principally of the compensation and fringe benefits of pathologists, medical malpractice insurance, licensed technicians and support personnel, laboratory supplies, shipping and distribution costs and facility costs. Historically, acquisitions, and the costs associated with additional personnel and facilities, have been the most significant factor driving increases in our costs of services. Also, increases in medical malpractice insurance have affected our costs of services.

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

Amortization expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which required us to cease amortizing goodwill and to perform an annual impairment analysis to assess the recoverability of goodwill. The results of the 2004 annual impairment test indicated no impairment of goodwill or other indefinite lived intangibles. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment recorded on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to the income statement and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

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

Segments

Our two reportable segments are our owned operations and our managed operations. We determine our segments based upon the type of service performed and our customers. Our owned operations provide anatomic pathology services to hospitals and referring physicians, while our managed operations provide management services to the affiliated physician group.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services	51.7%	51.8%	53.3%	52.4%
Selling, general and administrative expenses	18.9%	18.5%	18.9%	18.9%
Provision for doubtful accounts	13.1%	14.7%	13.1%	14.3%
Amortization expense	2.0%	2.2%	2.0%	2.2%
Asset impairment and related charges	—	—	—	0.2%

Total operating costs and expenses	85.7%	87.2%	87.3%	88.0%
Income from operations	14.3%	12.8%	12.7%	12.0%
Interest expense	(8.5)%	(8.8)%	(8.6)%	(8.8)%
Write-off of deferred financing costs	—	(0.3)%	—	(1.5)%
Gain on sale of managed practice	—	—	—	—
Change in value of derivative	—	(1.0)%	—	(0.5)%
Other income, net	—	0.1%	—	—

Income before income taxes	5.8%	2.8%	4.1%	1.2%
Provision for income taxes	2.3%	1.1%	1.6%	0.5%

Net income	3.5%	1.7%	2.5%	0.7%

Net Revenues.

Net revenues increased by $18.3 million, or 14.6%, to $143.6 million for the three months ended June 30, 2005 from $125.3 million for the three months ended June 30, 2004. Same store net revenue increased $12.1 million or 9.7% to $136.3 million for the three months ended June 30, 2005 from $124.2 million for the three months ended June 30, 2004.

Net revenues increased by $26.4 million, or 10.5%, to $277.5 million for the six months ended June 30, 2005 from $251.1 million for the six months ended June 30, 2004. Same store net revenue increased $15.5 million or 6.2% to $263.9 million for the six months ended June 30, 2005 from $248.4 million for the six months ended June 30, 2004.

Costs of Services.

Costs of services increased by $9.4 million, or 14.5%, to $74.3 million for the three months ended June 30, 2005 from $64.9 million for the three months ended June 30, 2004. Costs of services as a percentage of net revenues decreased to 51.7% for the three months ended June 30, 2005 from 51.8% for the three months ended June 30, 2004. Gross margin increased to 48.3% for the three months ended June 30, 2005 from 48.2% for the three months ended June 30, 2004.

Costs of services increased by $16.2 million, or 12.3%, to $147.8 million for the six months ended June 30, 2005 from $131.6 million for the six months ended June 30, 2004. Costs of services as a percentage of net revenues increased to 53.3% for the six months ended June 30, 2005 from 52.4% for the six months ended June 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physicians’ offices. Gross margin decreased to 46.7% for the six months ended June 30, 2005 from 47.6% for the six months ended June 30, 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $4.0 million to $27.2 million for the three months ended June 30, 2005 from $23.2 million for the three months ended June 30, 2004. As a percentage of net revenues, selling, general and administrative expenses increased to 18.9% for the three months ended June 30, 2005 from 18.5% for the three months ended June 30, 2004.

Selling, general and administrative expenses increased by $4.9 million to $52.4 million for the six months ended June 30, 2005 from $47.5 million for the six months ended June 30, 2004. As a percentage of net revenues, selling, general and administrative expenses remained constant at 18.9% for the six months ended both June 30, 2005 and 2004. Selling, general and administrative expenses for the six months of 2004 included severance of approximately $1.4 million for the Company’s former Chief Executive Officer. The increases are primarily due to increased investments in information technology and expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $0.3 million to $18.8 million for the three months ended June 30, 2005 from $18.5 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues decreased to 13.1% for the three months ended June 30, 2005 from 14.7% for the same period of 2004.

Our provision for doubtful accounts increased by $0.6 million to $36.4 million for the six months ended June 30, 2005 from $35.8 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues decreased to 13.1% for the six months ended June 30, 2005 from 14.3% for the same period of 2004.

Amortization Expense.

Amortization expense increased slightly to $2.9 million for the three months ended June 30, 2005 from $2.8 million for the same period in 2004.

Amortization expense remained constant at $5.6 million for the six months ended both June 30, 2005 and 2004.

Asset Impairment and Related Charges.

In March 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.

Interest Expense.

Interest expense increased by $1.3 million to $12.3 million for the three-months ended June 30, 2005 from $11.0 million for the three months ended June 30, 2004. Our effective interest rate was 9.9% and 9.2% for the three months ended June 30, 2005 and 2004, respectively.

Interest expense increased by $1.9 million to $24.1 million for the six months ended June 30, 2005 from $22.2 million for the six months ended June 30, 2004. Our effective interest rate was 9.7% and 9.2% for the six months ended June 30, 2005 and 2004, respectively.

Write-off of Deferred Financing Costs.

In April 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $6.3 million voluntary prepayment of the term loan facility. In June 2005, the Company wrote-off approximately $0.1 million of its deferred debt financing costs as a result of a $5.0 million voluntary prepayment of the term loan facility.

In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility and the related reduction in the facility from $225.0 million to $125.0 million. The remaining balance is being amortized over the life of the term loan facility.

Gain on Sale of Managed Practice.

In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.5 million.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the six months ended June 30, 2005, the Company recognized a $0.3 million loss in the value of the derivative. For the six months ended June 30, 2004, the Company recognized a $1.3 million loss in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 39.6% and 38.7% for the three-month periods ended June 30, 2005 and 2004, respectively.

Our effective income tax rate was 39.8% and 39.0% for the six-month periods ended June 30, 2005 and 2004, respectively.

Net Income.

Net income for the three months ended June 30, 2005, was $5.1 million compared with net income of $2.1 million for the three months ended June 30, 2004.

Net income for the six months ended June 30, 2005, was $6.8 million compared with net income of $1.8 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, we had working capital of approximately $67.7 million, a decrease of $2.4 million from working capital of $70.1 million at December 31, 2004.

Net cash provided by operating activities was $12.5 million and $24.0 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, cash flows from operations were primarily used to acquire property and equipment and to make prepayments on our outstanding debt.

Our Credit Facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our Credit Facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage. The interest rate at June 30, 2005 was approximately 6.6%. The Credit Facility also requires a commitment fee to be paid quarterly equal to 0.5% of any unused commitments under the revolving loan facility.

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on every June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, we made the mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009.

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

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $36.6 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first six months of 2005, we made contingent note payments, including interest, aggregating $8.8 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $30.1 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $14.0 million and $5.7 million for the six months ended June 30, 2005 and 2004, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2005.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent note payments, as of June 30, 2005, for our term loan, our revolver loan, other indebtedness and senior subordinated notes, and as of December 31, 2004 for our operating leases, the balance of which has not changed substantially since year end:

	Payments Due By Period (in millions)
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loan	$—	$—	$103.3	$—	$103.3
Revolver loan	—	—	32.0	—	32.0
Other indebtedness	2.9	0.2	—	—	3.1
Operating leases	7.5	6.5	14.9	18.1	47.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$10.4	$6.7	$150.2	$368.1	$535.4

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $135.3 million at June 30, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the six months ended June 30, 2005, the change in the value of the derivative was a gain of approximately $0.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first six months of 2005.

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

We have a significant amount of indebtedness. As of June 30, 2005, our total debt was $488.4 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 56.7% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, which accounted for approximately 22% of our revenues during the first six months of 2005.

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

We derived approximately 22% of our net revenue during the first six months of 2005 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first six months of 2005 was 13.1% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 22.0%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the six month periods ended June 30, 2005 and 2004, approximately 55%, and 58%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of June 30, 2005, we provided medical director services for 28 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, the Company has received subpoenas issued by the United States

Attorney’s Office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but was a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. The Company is providing information to both the United States Attorney’s Office and the Florida Attorney General’s Office and intends to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of June 30, 2005, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $36.6 million over the next four years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $174.8 million at June 30, 2005, representing approximately 18.0% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $599.8 million at June 30, 2005, representing approximately 61.7% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2004, and during June 2005 relative to the sale of the Memphis managed practice, and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Our Chief Executive Officer, Donald E. Steen and a number of the other members of our senior management team have been with our Company for less than two years. Given the limited experience that our new management team has working together, it is possible that these officers will not integrate well within our organization. The failure of our new management team to integrate well within our organization would have a significant effect on our future operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $135.3 million at June 30, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended June 30, 2005, the change in the value of the derivative was a gain of approximately $0.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the rate reset at 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies described above and taking into account the efforts to address those deficiencies described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

ITEM 6. EXHIBITS

10.1	Amendment to employment agreement between AmeriPath, Inc. and Donald E. Steen

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: August 11, 2005	By:	/S/ DONALD E. STEEN
Donald E. Steen Chief Executive Officer

Date: August 11, 2005	By:	/S/ DAVID L. REDMOND
David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment to employment agreement between AmeriPath, Inc. and Donald E. Steen

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350