Form 10-Q
period 2005-09-30
AMERIPATH INC
filed 2005-11-14
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 14, 2005 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,867	$20,980
Restricted cash	27,027	17,940
Accounts receivable, net	85,727	76,567
Inventories	2,144	2,335
Deferred tax assets, net	13,345	13,345
Other current assets	5,566	4,823

Total current assets	136,676	135,990

PROPERTY AND EQUIPMENT, NET	45,172	30,964

OTHER ASSETS:
Goodwill	600,932	591,819
Identifiable intangibles, net	168,659	179,903
Other	23,191	25,633

Total other assets	792,782	797,355

TOTAL ASSETS	$974,630	$964,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$54,368	$52,620
Accrued interest	18,895	9,456
Current portion of long-term debt	397	2,682
Other current liabilities	245	1,164

Total current liabilities	73,905	65,922

LONG -TERM LIABILITIES:
Long-term debt	475,069	495,171
Other liabilities	32,404	29,220
Deferred tax liabilities, net	15,904	15,904

Total long-term liabilities	523,377	540,295

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at September 30, 2005 and December 31, 2004	1	1
Additional paid-in capital	362,253	352,723
Retained earnings	15,094	5,368

Total stockholder’s equity	377,348	358,092

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$974,630	$964,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET REVENUES:
Net patient service revenues	$139,868	$121,706	$407,014	$360,829
Net management service revenues	3,684	6,006	14,052	18,000

Net revenues	143,552	127,712	421,066	378,829

OPERATING COSTS AND EXPENSES:
Costs of services:
Net patient service revenues	73,355	64,144	214,703	188,240
Net management service revenues	3,440	3,651	9,868	11,175

Total costs of services	76,795	67,795	224,571	199,415
Selling, general and administrative expenses	27,347	21,816	79,699	69,275
Provision for doubtful accounts	18,017	22,455	54,457	58,279
Amortization expense	2,799	2,753	8,446	8,321
Loss on sale of managed practice	1,337	—	883	—
Asset impairment and related charges	—	—	—	586

Total operating costs and expenses	126,295	114,819	368,056	335,876

INCOME FROM OPERATIONS	17,257	12,893	53,010	42,953

OTHER INCOME (EXPENSES):
Interest expense	(12,205)	(11,130)	(36,272)	(33,297)
Write-off of deferred financing costs	(123)	—	(468)	(3,829)
Change in value of derivative	(221)	511	(512)	(764)
Other income, net	122	112	406	292

Total other expenses, net	(12,427)	(10,507)	(36,846)	(37,598)

INCOME BEFORE INCOME TAXES	4,830	2,386	16,164	5,355
PROVISION FOR INCOME TAXES	1,923	1,062	6,438	2,219

NET INCOME	$2,907	$1,324	$9,726	$3,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,726	$3,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,047	6,693
Amortization	9,940	10,014
Loss on disposal of assets	131	36
Asset impairment and related charges	—	586
Loss on sale of managed practice	883	—
Change in value of derivative	512	764
Provision for doubtful accounts	54,457	58,279
Write-off of deferred financing costs	468	3,829
Changes in assets and liabilities (net of effects of acquisitions):
Increase in accounts receivable, net	(66,426)	(57,390)
Increase in inventories	32	(524)
Decrease in other current assets	(943)	226
Increase in other assets	400	(1,794)
Increase in accrued interest	9,439	11,172
Increase in accounts payable and accrued expenses	4,677	8,195

Net cash provided by operating activities	31,343	43,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(22,070)	(7,334)
Cash received from sale of managed practice	5,150	(496)
Increase in restricted cash	(9,087)	(8,313)
Investment in common stock	(150)	—
Payments of contingent notes	(9,892)	(10,953)

Net cash used in investing activities	(36,049)	(27,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(27)	(3,109)
Net payments on long-term debt and capital leases	(1,959)	(1,253)
Payments under revolver facility	(5,000)	—
Payments under term loan facility	(15,951)	(98,312)
Payment to Ameripath Holdings	—	(5,774)
Contingent note proceeds	9,530	10,043
Proceeds from sale of senior subordinated notes	—	79,500

Net cash used in financing activities	(13,407)	(18,905)

DECREASE IN CASH AND CASH EQUIVALENTS	(18,113)	(2,779)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,980	23,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,867	$20,757

SUPPLEMENTAL NON-CASH TRANSACTIONS:

Property and equipment acquired pursuant to capital leases	$552	—

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of September 30, 2005, approximately $37.7 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

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

Note 4—Acquisitions

During the first nine months of 2005, the Company did not acquire any new practices. During the nine months ended September 30, 2004, the Company acquired one hospital-based practice in Bountiful, Utah. In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 million and 1,666,667 shares of the parent company’s common stock valued at $10.0 million. The practice provides outpatient services to the Northeast region, and expands the Company’s geographical presence in this area. The purchase price of the acquisition is summarized below:

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

During the nine months ended September 30, 2005 and 2004, the Company made contingent note payments of approximately $9.9 million and $11.0 million, respectively relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, the Company estimates that it would make aggregate maximum principal payments of approximately $26.4 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through September 30, 2005. The following unaudited pro forma information presents the consolidated results of operations for the nine months ended September 30, 2005 and 2004 as if the acquisitions had been consummated on January 1, 2005 and 2004, respectively. Such unaudited pro forma information is based on historical financial information and does not include operational or other changes that might have been effected by the Company.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net revenues	$421,066	$396,739
Net income	$9,726	$8,581

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $2.8 million for both the three months ended September 30, 2005 and 2004. Amortization expense of identifiable intangibles was approximately $8.4 million for the nine months ended September 30, 2005 and $8.3 million for the nine months ended September 30, 2004.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2005 is as follows:

Remainder of 2005	$2,781
2006	7,923
2007	6,851
2008	6,019
2009	5,741
2010	5,563
Thereafter	97,380

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

The Company may redeem any of the notes at any time beginning on April 1, 2008, in whole or in part, in cash at the specified redemption prices, plus accrued and unpaid interest to the date of redemption.

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

In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. In February 2004, the Company paid down $88.2 million of the term loan borrowings. As a result of the paydown, the Company recognized a $3.5 million write-off of deferred financing costs during the nine months ended September 30, 2004.

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

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the lenders are subject. Beginning approximately six months after the closing of the March 2003 Transaction, the applicable margin percentage under the term loan facility was subject to adjustments based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the Credit Facility) being within certain defined ranges. The interest rate at September 30, 2005 was approximately 7.1%. The revolving credit facility also requires a commitment fee to be paid quarterly equal to 0.50% of any unused commitments under the revolving loan facility.

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

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, the Company made its mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be until 2009. As a result of the voluntary paydown, the Company recognized a $0.3 million write-off of deferred debt costs. During the three months ended September 30, 2005, the Company paid down approximately $4.3 million of the term loan borrowings, and as a result recognized a $0.1 million write-off of deferred debt costs. For the nine months ended September 30, 2005, the Company paid down approximately $16.0 million of the term loan borrowings, and as a result recognized a $0.5 million write-off of deferred debt costs.

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

Letters of Credit

As of September 30, 2005, the Company had letters of credit outstanding totaling $2.7 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2005 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.6%. Available borrowings under the $65.0 million revolving credit facility are reduced by the balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on September 30, 2005 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the nine months ended September 30, 2005, the change in the value of the derivative was a loss of approximately $0.5 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate was reset to 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Note 9—Comprehensive Income

In accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), the Company is required to report and display certain information related to comprehensive income. For the nine months ended September 30, 2005 and 2004, net income equaled comprehensive income.

Note 10—Segment Reporting

The company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The company’s testing services are categorized based upon the nature of the test: Anatomic Pathology testing and Dermatopathology testing. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

Note 11—Income Taxes

The Company’s effective income tax rate was 39.8% and 41.4% for the nine month periods ended September 30, 2005 and 2004, respectively.

Note 12 – Merger Agreement with Specialty Laboratories, Inc.

On September 30, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, the Company, Specialty Laboratories, Inc., a California corporation and Silver Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company. Under the terms of the merger agreement, which was unanimously approved by the Company’s board of directors, the Company will acquire all common shares of Specialty Laboratories, Inc. common stock outstanding at closing for $13.25 per share. The Company expects to complete the transaction during the first quarter of 2006. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the merger agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof. For additional information about the merger, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 13—Subsequent Events

In connection with the merger with Specialty Laboratories, Inc., the Company plans to refinance its senior secured credit facility. On September 29, 2005, the Company received a commitment letter pursuant to which Wachovia Bank, National Association, Citigroup Global Markets Inc., Deutsche Bank Trust Company Americas and UBS Loan Finance LLC have committed, subject to the terms and conditions set forth in the commitment letter, to provide the Company with up to $298.5 million in senior secured credit facilities, consisting of a $203.5 million term loan and a $95.0 million revolving credit facility. It is contemplated that up to $203.5 million of the term loan and up to $52.0 million of the revolving credit facility may be used to fund a portion of the merger consideration, to pay certain transaction costs, to refinance existing indebtedness of the Company and to pay related expenses. The balance of the revolving credit facility will be available to fund ongoing working capital needs. Such refinancing will only occur if and when the merger is consummated.

On October 3, 2005, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million

On October 3, 2005, the Company borrowed $12.0 million on its revolving credit facility.

On October 28, 2005, the Company increased its investment in preferred stock of Molecular Profiling Institute Inc. by investing an additional $2.5 million.

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

The following tables present condensed consolidated financial information at September 30, 2005 and 2004 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the Subsidiary Guarantors could be required to make under the Guarantee is $350.0 million. There is no recourse available to the Subsidiary Guarantors from any third parties.

Condensed Consolidating Balance Sheets:

As of September 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$2,431	$436		$2,867
Restricted cash	—	27,027	—		27,027
Accounts receivable, net	979	64,621	20,127		85,727
Inventories	246	1,898	—		2,144
Other current assets	1,263	13,114	4,534		18,911

Total current assets	2,488	109,091	25,097		136,676
Property & equipment, net	12,211	32,961	—		45,172
Goodwill	—	466,444	134,488		600,932
Identifiable intangibles, net	16,995	118,910	32,754		168,659
Investment in subsidiaries	721,258	(6,632)	—	(714,626)	—
Other assets	16,126	5,684	1,381	—	23,191

Total assets	$769,078	$726,458	$193,720	$(714,626)	$974,630

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$31,256	$35,520	$6,487		$73,263
Current portion of long-term debt	330	67	—		397
Other current liabilities	—	245	—		245

Total current liabilities	31,586	35,832	6,487		73,905
Long-term debt	474,909	160	—		475,069
Other liabilities	2,473	29,555	376		32,404
Deferred tax liabilities, net	535	18,689	(3,320)		15,904

Total long-term liabilities	477,917	48,404	(2,944)		523,377
Intercompany payable (receivable)	326,911	(311,710)	(15,201)		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	329,715	29,547	2,991	—	362,253
Retained earnings (deficit)	(395,779)	923,114	202,362	(714,603)	15,094

Total stockholder’s equity	(67,336)	953,932	205,378	(714,626)	377,348

Total liabilities and stockholder’s equity	$769,078	$726,458	$193,720	$(714,626)	$974,630

As of December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19,513	$1,467		$20,980
Restricted cash	—	17,940	—		17,940
Accounts receivable, net	32	59,483	17,052		76,567
Inventories	123	2,157	55		2,335
Other current assets	1,040	12,527	4,601		18,168

Total current assets	1,195	111,620	23,175		135,990
Property & equipment, net	5,275	25,586	103		30,964
Goodwill	—	458,364	133,455		591,819
Identifiable intangibles, net	19,900	127,387	32,616		179,903
Investment in subsidiaries	721,337	(6,632)	—	(714,705)	—
Other assets	18,129	6,216	1,288	—	25,633

Total assets	$765,836	$722,541	$190,637	$(714,705)	$964,309

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$21,596	$34,534	$5,946		$62,076
Current portion of long-term debt	—	2,682	—		2,682
Other current liabilities	—	1,164	—		1,164

Total current liabilities	21,596	38,380	5,946		65,922
Long-term debt	495,000	171	—		495,171
Other liabilities	5,128	23,282	810		29,220
Deferred tax liabilities, net	536	18,689	(3,321)		15,904

Total long-term liabilities	500,664	42,142	(2,511)		540,295
Intercompany payable (receivable)	252,842	(257,269)	4,427		—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	318,100	31,633	2,990	—	352,723
Retained earnings (deficit)	(326,094)	866,384	179,760	(714,682)	5,368

Total stockholder’s equity	(9,266)	899,288	182,775	(714,705)	358,092

Total liabilities and stockholder’s equity	$765,836	$722,541	$190,637	$(714,705)	$964,309

Condensed Consolidating Statements of Income:

For the nine months ended September 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$330,839	$90,227	$421,066
Costs of services	—	(189,109)	(35,462)	(224,571)
Selling, general and administrative expense	(3,858)	(115,127)	(15,171)	(134,156)
Loss (gain) on sale of managed practice	(1,090)	207	—	(883)
Amortization expense	—	(7,472)	(974)	(8,446)

Total operating costs and expenses	(4,948)	(311,501)	(51,607)	(368,056)
(Loss) income from operations	(4,948)	19,338	38,620	53,010
Other income (expenses):
Interest expense	(36,126)	(146)	—	(36,272)
Write-off of deferred financing costs	(468)	—	—	(468)
Management fee (A)	—	38,619	(38,619)	—
Change in value of derivative	(512)	—	—	(512)
Other income, net	36	371	(1)	406

Total other (expenses) income	(37,070)	38,844	(38,620)	(36,846)

(Loss) income before income taxes	(42,018)	58,182	—	16,164
Benefit (provision) for income taxes	16,723	(23,161)	—	(6,438)

Net (loss) income	$(25,295)	$35,021	$—	$9,726

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the nine months ended September 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$293,675	$85,154	$378,829
Cost of services	—	(165,972)	(33,443)	(199,415)
Selling, general and administrative expense	(5,621)	(107,349)	(14,584)	(127,554)
Amortization expense	—	(7,362)	(959)	(8,321)
Asset impairment & related charges	—	—	(586)	(586)

Total operating costs and expenses	(5,621)	(280,683)	(49,572)	(335,876)
(Loss) income from operations	(5,621)	12,992	35,582	42,953
Other income (expense):
Interest expense	(33,114)	(183)	—	(33,297)
Management fee (A)	—	35,597	(35,597)	—
Change in value of derivative	(764)	—	—	(764)
Write-off of deferred financing costs	(3,829)	—	—	(3,829)
Other income, net	73	204	15	292

Total other (expenses) income	(37,634)	35,618	(35,582)	(37,598)

(Loss) income before income taxes	(43,255)	48,610	—	5,355
Benefit (provision) for income taxes	16,748	(18,967)	—	(2,219)

Net (loss) income	$(26,507)	$29,643	$—	$3,136

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiaries of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the nine months ended September 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(25,295)	$35,021	$—	$9,726
Adjustments to reconcile net (loss) income to net cash provided by operating activities	4,630	58,690	11,118	74,438
Changes in assets and liabilities, net of effects of acquisitions	39,366	(82,006)	(10,181)	(52,821)

Net cash provided by operating activities	18,701	11,705	937	31,343
Net cash used in investing activities	(7,253)	(26,828)	(1,968)	(36,049)
Net cash used in financing activities	(11,448)	(1,959)	—	(13,407)

Decrease in cash and cash equivalents	—	(17,082)	(1,031)	(18,113)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$2,431	$436	$2,867

For the nine months ended September 30, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(26,507)	$29,643	$—	$3,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities	6,899	60,281	13,021	80,201
Changes in assets and liabilities, net of effects of acquisitions	38,812	(66,981)	(11,946)	(40,115)

Net cash provided by operating activities	19,204	22,943	1,075	43,222
Net cash used in investing activities	(1,552)	(24,249)	(1,295)	(27,096)
Net cash used in financing activities	(17,652)	(1,253)	—	(18,905)

Decrease in cash and equivalents	—	(2,559)	(220)	(2,779)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$20,093	$664	$20,757

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three and nine months ended September 30, 2005 and 2004.

The following discussion of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the accompanying notes included elsewhere in Item 1. Our fiscal year is the calendar year ending December 31.

AmeriPath is one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 15 regional laboratories and 41 satellite laboratories, and we provide inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by over 430 pathologists.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly-owned operations as our “owned operations.” In addition, we have also entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For the nine months ended September 30, 2005, our revenues from owned operations and managed operations accounted for 96.7% and 3.3% of our total net revenues, respectively.

Acquisitions. We did not make any acquisitions during the first nine months of 2005. During the first nine months of 2004, we acquired one hospital-based practice in Bountiful, Utah. The total consideration paid by us in connection with this acquisition included cash and contingent notes. During the nine months ended September 30, 2005 and 2004, we made contingent note payments of approximately $9.9 million and $11.0 million respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expenses, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For the nine months ended September 30, 2005 and 2004, our medical malpractice costs were approximately $10.8 million and $9.9 million, respectively.

Merger Agreement with Specialty Laboratories, Inc. On September 30, 2005, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of September 29, 2005 (the “Merger Agreement”), among AmeriPath Holdings, Inc., a Delaware corporation (“Parent”), the Company, Specialty Laboratories, Inc., a California corporation (“Specialty”) and Silver Acquisition Corp., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”).

The Merger Agreement contemplates that Merger Sub will be merged with and into Specialty (the “Merger”), with Specialty as the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Specialty (“Specialty Common Stock”), other than shares of Specialty Common Stock held in treasury, or held by Parent or any direct or indirect wholly owned subsidiary of Parent or Specialty, or held by stockholders who are entitled to and properly exercise dissent rights under California law, will be converted into the right to receive $13.25 in cash. Pursuant to the Merger Agreement, each outstanding option to purchase a share of Specialty Common Stock will be entitled to receive, unless otherwise provided in an applicable agreement with the optionee, the difference between the exercise price of the option and $13.25.

Simultaneously with the execution of the Merger Agreement, Parent, Specialty Family Limited Partnership, the majority stockholder of Specialty (“SFLP”), and related parties (collectively with SFLP, the “Founder Parties”) entered into a Voting Agreement (the “Voting Agreement”) pursuant to which, among other things, the Founder Parties agreed to vote in favor of the Merger and to vote against competing transactions unless the Merger Agreement is terminated. Upon termination of the Merger Agreement in certain circumstances, and the subsequent consummation of an alternative transaction, the Founder Parties will be required to pay to Parent 50% of any increase in consideration paid to the Founder Parties in respect of their shares of Specialty Common Stock over the amounts that would be otherwise payable pursuant to the Merger Agreement. The Founder Parties also granted an irrevocable proxy to representatives of Parent to vote on the Merger and other matters governed by the Voting Agreement. The provisions of the Voting Agreement apply to all shares of Specialty Common Stock held by the Founder Parties. The Founder Parties disclosed in the Voting Agreement that they hold 14,435,663 shares of Specialty Common Stock, which represents approximately 60% of the issued and outstanding Specialty Common Stock.

Simultaneously with the execution of the Merger Agreement, Parent, AmeriPath Group Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Holdings”), Aqua Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings (“Parent Merger Sub”), certain stockholders of Parent (the “Parent Stockholders”) and certain of the Founder Parties (including SFLP) entered into a Subscription, Merger and Exchange Agreement (the “SME Agreement”). Pursuant to the SME Agreement, (a) Holdings will issue shares of the common stock, par value $0.01 per share, of Holdings (“Holdings Common Stock”) and shares of Series A participating preferred stock, par value $0.001 per share, of Holdings (“Holdings Preferred Stock”) to the Parent Stockholders in exchange for cash and for shares of the common stock, par value $0.01 per share, of Parent and (b) Holdings will issue shares of Holdings Common Stock and Holdings Preferred Stock to the Founder Parties party to the SME Agreement in exchange for 9,025,000 shares of Specialty Common Stock held by such Founder Parties. Also pursuant to the SME Agreement, Parent Merger Sub will be merged with and into Parent and the remaining stockholders of Parent will have the right to receive the amount of cash set forth in the SME Agreement. As a result of this merger, Parent will become a wholly-owned subsidiary of Holdings.

The consummation of the Merger is subject to various conditions, including (i) approval of the principal terms of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of Specialty Common Stock, as well as by the holders of a majority of the outstanding shares of Specialty Common Stock not held by the Founder Parties or their affiliates, (ii) receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the absence of certain legal impediments to the consummation of the Merger, (iii) accuracy of representations and warranties and compliance with covenants, (iv) absence of a material adverse effect on Specialty, (v) receipt of financing pursuant to a bank commitment letter that the Company received on September 29, 2005, and (vi) the exercise of dissent rights with respect to no more than 10% of the outstanding Specialty Common Stock. The Company intends to finance the Merger using a combination of cash, equity and debt.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Merger Agreement, the Voting Agreement or the SME Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof. The foregoing description is qualified in its entirety by reference to the Merger Agreement, the SME Agreement and the Voting Agreement which were filed as exhibits to the Company’s Current Report on Form 8-K with the SEC on October 4, 2005, and are incorporated herein by reference.

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

Segments

The company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. We determine our segments based upon SFAS No. 131, “Disclosures about Segments of an Enterprise. In previous filings the Company had listed two reportable segments, owned operations and managed operations. With the sale of two of our managed operations, the managed operation is no longer material and does not meet the definition of a reportable segment.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services	53.5%	53.1%	53.3%	52.6%
Selling, general and administrative expenses	19.1%	17.1%	18.9%	18.3%
Provision for doubtful accounts	12.6%	17.6%	12.9%	15.4%
Amortization expense	1.9%	2.2%	2.1%	2.2%
Loss on sale of managed practice	0.9%	—	0.2%	—
Asset impairment and related charges	—	—	—	0.2%

Total operating costs and expenses	88.0%	90.0%	87.4%	88.7%
Income from operations	12.0%	10.0%	12.6%	11.3%
Interest expense	(8.5)%	(8.7)%	(8.6)%	(8.8)%
Write-off of deferred financing costs	(0.1)%	—	(0.1)%	(1.0)%
Change in value of derivative	(0.2)%	0.4%	(0.2)%	(0.2)%
Other income, net	0.1%	0.1%	0.1%	0.1%

Income before income taxes	3.3%	1.8%	3.8%	1.4%
Provision for income taxes	1.3%	0.8%	1.5%	0.6%

Net income	2.0%	1.0%	2.3%	0.8%

Net Revenues.

Net revenues increased by $15.9 million, or 12.5%, to $143.6 million for the three months ended September 30, 2005 from $127.7 million for the three months ended September 30, 2004. Same store net revenue increased $10.4 million or 8.3% to $135.5 million for the three months ended September 30, 2005 from $125.1 million for the three months ended September 30, 2004.

Net revenues increased by $42.3 million, or 11.1%, to $421.1 million for the nine months ended September 30, 2005 from $378.8 million for the nine months ended September 30, 2004. Same store net revenue increased $26.2 million or 7.0% to $399.5 million for the nine months ended September 30, 2005 from $373.3 million for the nine months ended September 30, 2004.

Costs of Services.

Costs of services increased by $9.0 million, or 13.3%, to $76.8 million for the three months ended September 30, 2005 from $67.8 million for the three months ended September 30, 2004. Costs of services as a percentage of net revenues increased to 53.5% for the three months ended September 30, 2005 from 53.1% for the three months ended September 30, 2004. Gross margin decreased to 46.5% for the three months ended September 30, 2005 from 46.9% for the three months ended September 30, 2004.

Costs of services increased by $25.2 million, or 12.6%, to $224.6 million for the nine months ended September 30, 2005 from $199.4 million for the nine months ended September 30, 2004. Costs of services as a percentage of net revenues increased to 53.3% for the nine months ended September 30, 2005 from 52.6% for the nine months ended September 30, 2004. The increase in costs of services as a percentage of net revenues is primarily due to increased physician compensation and increased courier and distribution costs associated with the increased revenue from physicians’ offices. Gross margin decreased to 46.7% for the nine months ended September 30, 2005 from 47.4% for the nine months ended September 30, 2004.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $5.5 million to $27.3 million for the three months ended September 30, 2005 from $21.8 million for the three months ended September 30, 2004. As a percentage of net revenues, selling, general and administrative expenses increased to 19.1% for the three months ended September 30, 2005 from 17.1% for the three months ended September 30, 2004.

Selling, general and administrative expenses increased by $10.4 million to $79.7 million for the nine months ended September 30, 2005 from $69.3 million for the nine months ended September 30, 2004. As a percentage of net revenues, selling, general and administrative expenses increased to 18.9% for the nine months ended September 30, 2005 from 18.3% for the nine months ended September 30, 2004. Selling, general and administrative expenses for the nine months of 2004 included severance of approximately $1.4 million for the Company’s former Chief Executive Officer. The increases are primarily due to increased investments in information technology and expansion of sales and marketing efforts.

Provision for Doubtful Accounts.

Our provision for doubtful accounts decreased by $4.5 million to $18.0 million for the three months ended September 30, 2005 from $22.5 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues decreased to 12.6% for the three months ended September 30, 2005 from 17.6% for the same period of 2004.

Our provision for doubtful accounts decreased by $3.8 million to $54.5 million for the nine months ended September 30, 2005 from $58.3 million for the same period of 2004. The provision for doubtful accounts as a percentage of net revenues decreased to 12.9% for the nine months ended September 30, 2005 from 15.4% for the same period of 2004.

Amortization Expense.

Amortization expense remained constant at $2.8 million for the three months ended both September 30, 2005 and 2004.

Amortization expense increased slightly to $8.4 million for the nine months ended September 30, 2005 from $8.3 million for the same period in 2004.

Asset Impairment and Related Charges.

In March 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.

Interest Expense.

Interest expense increased by $1.1 million to $12.2 million for the three months ended September 30, 2005 from $11.1 million for the three months ended September 30, 2004. Our effective interest rate was 10.2% and 9.5% for the three months ended September 30, 2005 and 2004, respectively.

Interest expense increased by $3.0 million to $36.3 million for the nine months ended September 30, 2005 from $33.3 million for the nine months ended September 30, 2004. Our effective interest rate was 9.9% and 9.3% for the nine months ended September 30, 2005 and 2004, respectively.

Write-off of Deferred Financing Costs.

In April 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $6.3 million voluntary prepayment of the term loan facility. In June 2005, the Company wrote-off approximately $0.1 million of its deferred debt financing costs as a result of a $5.0 million voluntary prepayment of the term loan facility. In August 2005, the Company wrote-off approximately $0.1 million of its deferred debt financing costs as a result of a $4.3 million voluntary prepayment of the term loan facility.

In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility and the related reduction in the facility from $225.0 million to $125.0 million. The remaining balance is being amortized over the life of the term loan facility.

Loss on Sale of Managed Practice.

In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis managed service agreement, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at September 30, 2005.

In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.5 million.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the nine months ended September 30, 2005, the Company recognized a $0.5 million loss in the value of the derivative. For the nine months ended September 30, 2004, the Company recognized a $0.8 million loss in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 39.8% and 44.5% for the three month period ended September 30, 2005 and 2004, respectively.

Our effective income tax rate was 39.8% and 41.4% for the nine month period ended September 30, 2005 and 2004, respectively.

Net Income.

Net income for the three months ended September 30, 2005, was $2.9 million compared with net income of $1.3 million for the three months ended September 30, 2004.

Net income for the nine months ended September 30, 2005, was $9.7 million compared with net income of $3.1 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of approximately $62.8 million, a decrease of $7.3 million from working capital of $70.1 million at December 31, 2004.

Net cash provided by operating activities was $31.3 million and $43.2 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, cash flows from operations were primarily used to acquire property and equipment and to make prepayments on our outstanding debt.

Our Credit Facility provides for senior secured financing of up to $190.0 million, consisting of a $125.0 million term loan facility with a maturity of March 27, 2010 and a $65.0 million revolving loan facility with a maturity of March 27, 2009.

The interest rates per annum applicable to loans under our Credit Facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage. The interest rate at September 30, 2005 was approximately 7.1%. The Credit Facility also requires a commitment fee to be paid quarterly equal to 0.5% of any unused commitments under the revolving loan facility.

The Credit Facility required scheduled quarterly payments on the term loan in amounts equal to $312,500 on every June 30, September 30, December 31 and March 31, beginning on June 30, 2004. On June 30, 2004, we made the mandatory payment of $312,500 and also made a voluntary prepayment of $9,687,500. The voluntary prepayment was applied chronologically to the future mandatory quarterly payments. Therefore, the next mandatory payment on the facility will not be due until 2009.

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

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $26.4 million over the next four years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first nine months of 2005, we made contingent note payments, including interest, aggregating $9.9 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance of $29.3 million and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $22.1 million and $7.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

In connection with the merger with Specialty, we plan to refinance the Credit Facility. On September 29, 2005, we previously received a commitment letter pursuant to which Wachovia Bank, National Association, Citigroup Global Markets Inc., Deutsche Bank Trust Company Americas and UBS Loan Finance LLC have committed, subject to the terms and conditions set forth in the commitment letter, to provide us with up to $298.5 million in senior secured credit facilities, consisting of a $203.5 million term loan and a $95.0 million revolving credit facility. It is contemplated that up to $203.5 million of the term loan and up to $52.0 million of the revolving credit facility may be used to fund a portion of the merger consideration, to pay certain transaction costs, to refinance existing indebtedness of AmeriPath and to pay related expenses. The balance of the revolving credit facility will be available to fund ongoing working capital needs. Such refinancing will only occur if and when the Merger is consummated.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2005.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding contingent note payments, as of September 30, 2005, for our term loan, our revolver loan, other indebtedness and senior subordinated notes, and as of December 31, 2004 for our operating leases, the balance of which has not changed substantially since year end:

	Payments Due By Period (in millions)
Contractual Obligations	1 year	1-2 years	3-5 years	After 5 years	Total
Term loan	$—	$—	$99.0	$—	$99.0
Revolver loan	—	—	25.0	—	25.0
Other indebtedness	0.5	0.1	—	—	0.6
Operating leases	7.5	6.5	14.9	18.1	47.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$8.0	$6.6	$138.9	$368.1	$521.6

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $124.0 million at September 30, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the nine months ended September 30, 2005, the change in the value of the derivative was a loss of approximately $0.5 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first nine months of 2005.

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

We have a significant amount of indebtedness. As of September 30, 2005, our total debt was $475.5 million, excluding unused revolving loan commitments under our senior credit facility, which would have represented approximately 55.8% of our total anticipated capitalization. This debt does not include our obligations under our existing contingent notes.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, which accounted for approximately 22% of our revenues during the first nine months of 2005.

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

We derived approximately 22% of our net revenue during the first nine months of 2005 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first nine months of 2005 was 12.9% of net revenues. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the nine month periods ended September 30, 2005 and 2004, approximately 55%, and 57%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of September 30, 2005, we provided medical director services for 25 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, the Company has received subpoenas issued by the United States Attorney’s Office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but was a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. The Company is providing information to both the United States Attorney’s Office and the Florida Attorney General’s Office and intends to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of September 30, 2005, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $26.4 million over the next four years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $168.7 million at September 30, 2005, representing approximately 17.3% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $600.9 million at September 30, 2005, representing approximately 61.7% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2004, during June 2005 relative to the sale of the Los Gatos practice, and during August 2005 relative to the sale of the Memphis managed practice, and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $124.0 million at September 30, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the nine months ended September 30, 2005, the change in the value of the derivative was a loss of approximately $0.5 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate was reset to 3.39% until October 2005. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, in connection with our ongoing Section 404 assessment in order to allow us to comply with applicable SEC rules and regulations by the filing deadline for our annual report for the calendar year ended December 31, 2007. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to assess our controls and procedures on a regular basis and we will continue to work to improve our controls and procedures and educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiencies described above and taking into account the efforts to address those deficiencies described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. In addition, during the ordinary course of business, we have become and may in the future become subject to legal actions and proceedings. We may have liability with respect to our employees and our pathologists and with respect to hospital employees who are under the supervision of our hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice. Based upon investigations conducted to date, we believe the outcome of pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity. There can be no assurance that our captive insurance arrangements and our excess liability insurance coverage will be adequate to cover all potential medical malpractice liabilities that we may incur. We have no aggregate excess stop loss protection, meaning once our claim limits have been reached, we are subject to loss for any excess amounts. We also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which we become responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 6. EXHIBITS

10.1	Amendment No. 1, Waiver and Consent dated as of November 8, 2005, to the Amended and Restated Credit Agreement dated as of February 17, 2004 among AmeriPath, Inc., AmeriPath Holdings, Inc., the lenders from time to time party thereto and Credit Suisse, as administrative agent and collateral agent

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIPATH, INC.

Date: November 14, 2005	By:	/S/ DONALD E. STEEN
Donald E. Steen Chief Executive Officer

Date: November 14, 2005	By:	/S/ DAVID L. REDMOND
David L. Redmond Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 1, Waiver and Consent dated as of November 8, 2005, to the Amended and Restated Credit Agreement dated as of February 17, 2004 among AmeriPath, Inc., AmeriPath Holdings, Inc., the lenders from time to time party thereto and Credit Suisse, as administrative agent and collateral agent

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350