Form 10-K
period 2005-12-31
AMERIPATH INC
filed 2006-03-28
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

All of the voting and non-voting common equity of the Registrant is held by affiliates.

The number of shares of Common Stock of the Registrant outstanding as of March 27, 2006 was 100.

PART I

ITEM 1. BUSINESS

Our Company

We are one of the leading anatomic pathology laboratory companies in the United States. We are a provider of physician-based anatomic pathology, dermatopathology, molecular diagnostic services, and other esoteric services to physicians, hospitals, clinical laboratories and surgery centers. We support community-based medicine by helping physicians provide excellent and effective care for their patients. During 2005, we processed and diagnosed over four million tissue biopsies. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient sections of the anatomic pathology services market. For the year 2005, we generated net revenue and income from operations of $563.6 million and $68.3 million, respectively.

We service an extensive referring physician base through our 48 laboratories, and we provide inpatient diagnostic and medical director services at 208 hospitals. We have operations in 24 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. Our services are performed by over 390 pathologists, many of whom are leaders in their field. We have built our business by completing over 60 acquisitions of pathology laboratories and operations since our formation as a Delaware corporation in 1996, enabling us to build regional density in attractive geographic markets and to establish a platform for organic growth.

Our fields of expertise include dermatopathology, in which we maintain a leading market position, oncology, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We also believe that we are the leading anatomic pathology services provider to hospitals in the United States. Generally, we are the exclusive provider of anatomic pathology services for the hospitals we serve, which arrangements have historically provided us with a stable stream of revenue. In addition, through our managed care relationships, we contract with HMOs and PPOs that insure approximately 42 million and 127 million individuals, respectively, which represents more than half of all individuals covered by managed care in the United States.

Company History

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath, Inc. (“AmeriPath” or the “Company”) pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed AmeriPath Holdings, Inc. (“Holdings”). Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”). WCAS, its related investors and several employees or affiliates of the Company at December 31, 2005 owned 100% of the outstanding common stock of Holdings. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. References herein to our “predecessor” refer to the activities, financial position and results of operations of AmeriPath prior to the March 2003 Transaction.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under AmeriPath’s credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash of $7.8 million.

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

In addition to traditional anatomic pathology services, pathologists increasingly are performing highly complex esoteric tests. Traditionally performed in academic settings, technological advancements have provided large commercial laboratories with highly specialized equipment and the means to perform these advanced tests for patients in both outpatient and inpatient settings. As these tests typically require more advanced equipment and highly skilled personnel to perform, they are generally reimbursed at rates higher than more routine tests. We believe the market for esoteric testing services is approximately $4 billion per year. We also believe the growth in the esoteric testing services market benefits from demand factors similar to those in the traditional anatomic pathology services market. In addition, we believe that emerging technologies and tests, such as gene-based tests, or genomics, should drive growth in the esoteric testing services market at a rate that exceeds the growth rate for the traditional anatomic pathology services market.

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

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

•	Leadership in anatomic pathology services. We are an established and experienced leader in the highly fragmented anatomic pathology services market. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient segments of the anatomic pathology services market. Our pathologist base comprises what we believe is the largest single group of pathologists in the nation, and provides us with the ability to offer services in all subspecialties of anatomic pathology. Within the subspecialty of dermatopathology we believe we have the largest market share in the industry. In addition, we have expertise in esoteric testing as well as in the anatomic pathology subspecialties of women’s health diagnostic services, urologic pathology, oncology, and gastrointestinal pathology. We believe our broad service offerings provide us with an advantage over most of our competitors in maintaining and developing customer relationships.

•	National scale with regional and local density. We believe we have the broadest national footprint within the anatomic pathology services market. We have operations in 24 states, providing us with a regional or local presence in 17 of the 30 most populous metropolitan areas of the United States. We also have a presence in 208 hospitals, which we believe makes us the leading provider of anatomic pathology services in hospitals. Furthermore, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. We have developed a substantial presence in our target markets by forming regional operations that deliver our services locally and enable our pathologists to establish strong relationships with our referring physician base. As a result of our regional coverage, we have been able to grow our revenues, enhance our laboratory utilization, offer a broader range of testing services and benefit from economies of scale and increased managed care contracting leverage.

•	Attractive industry dynamics. The demand for traditional anatomic pathology services and esoteric testing services has created significant and growing markets. We believe the market for traditional anatomic pathology services, excluding esoteric testing services, is approximately $7 billion per year, and the market for esoteric testing services is approximately $4 billion per year. We expect these markets to continue to grow primarily due to an aging population, increasing incidences of cancer and medical advancements that allow for more accurate and earlier diagnosis and treatment of diseases. According to the U.S. Census Bureau, the number of people aged 65 and older in the United States is expected to grow 19% over the next ten years. Generally, people aged 65 or older have a greater incidence of chronic health conditions such as cancer, diabetes, heart disease, arthritis or hypertension and are heavier users of healthcare services than people under age 65. For example, according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute, the average annual cancer incidence rate for people aged 65 to 74 is 2,007 per 100,000 people or approximately 14 times the incidence rate of people aged 20-49 and approximately 125 times the incidence rate of people aged 20 and under. Additionally, the National Cancer Institute estimates that incidences of melanoma, a type of skin cancer, in the United States will grow 11% from 2003 to 2007. We also believe that emerging technologies and tests, such as genomics, will further drive growth in the market for esoteric testing services.

•	Strong cash flow generation. We believe our strong cash flow substantially enhances our competitive position in the highly fragmented anatomic pathology services market. In 2005, we generated operating income of $68.3 million, or 12.1% of net revenues. In addition, during 2005 we had cash flow from operating activities of $38.2 million less capital expenditures of $29.4 million, or free operating cash flow, of $8.8 million. Our attractive margins are a result of our enhanced laboratory utilization, our broad range of testing services, economies of scale and our success in contracting with managed care organizations. In addition, we believe our strong cash flow strengthens our ability to fund organic and external growth initiatives, which enhances our competitiveness relative to most of our smaller, regional competitors.

•	Favorable payor relationships. Currently, we have contractual relationships with HMOs and PPOs whose members comprise more than half of the individuals covered by managed care in the United States. These relationships provide us with access to a large number of current and potential patients. Our national scale and regional concentration have facilitated our entry into a growing number of relationships with managed care organizations, such as Blue Cross/Blue Shield, Aetna and United Healthcare. In addition, we signed a multi-year agreement to provide anatomic pathology and esoteric testing for CIGNA HealthCare effective March 1, 2005. Under the agreement, we will be a participating provider in CIGNA HealthCare’s HMO, POS, PPO and indemnity health plans and may actively market our services to CIGNA HealthCare members and physicians in certain states. Since 1999, we have more than tripled the number of people covered under our managed care agreements, which we believe validates our managed care strategy. Furthermore, the overwhelming majority of our revenues from these relationships are generated from fee-for-service payments, rather than from fee-per-person, or capitated payments. In addition, our payments from government-sponsored programs, such as Medicare and Medicaid, are relatively limited. During 2005, we derived approximately 22% of our cash collections and net revenues from government-sponsored payors. We believe our diverse payor mix limits our exposure to the loss of any single source of payment for our services.

Business Strategy

We believe our business strategy will help us maintain our status as a leading provider of anatomic pathology services and increase our share of the markets in which we compete. The key elements of our strategy are to:

•

Capitalize on our leading market position. Through our 48 laboratories and 390 pathologists, we will continue to provide a comprehensive array of anatomic pathology services to primary care and specialty physicians and serve over 200 hospitals. We will further enhance our extensive expertise in the subspecialties of dermatopathology, oncology, women’s health diagnostic services, urologic pathology and gastrointestinal pathology. We also plan to leverage our market position, regional model and broad range of services to further penetrate the markets we serve and expand our relationships with physicians, hospitals, managed care organizations and other customers.

•	Continue to focus on organic growth. We are focused on generating internal revenue growth. For 2005, we generated annual same store sales growth of 7.7%. Our same store growth compares results of practices open for greater than one year. We believe that our organic growth has been and will continue to be a result of the following initiatives:

•	increasing test volume by continuing to invest in a formal sales and marketing effort,

•	enhancing our payor mix by pursuing additional managed care contracts,

•	continuing to expand our service offerings, including the offering of new, higher revenue, esoteric tests, and

•	improving patient care and customer service by providing more specific, informative and timely reports through the development of a standardized pathology reporting system.

Collectively, these initiatives will provide us with the opportunity to grow our business organically.

•	Maintain quality leadership through a strong pathologist base. We believe that employing anatomic pathologists who provide accurate and efficient diagnoses is a key to our success. A pathologist’s experience and reputation is critical to ensuring a successful relationship with local referring physicians. We actively recruit top anatomic pathologists by targeting practicing pathologists who are locally, nationally and/or internationally renowned. In 2005, we successfully recruited 35 pathologists. In addition, we operate one of the leading centers in the United States devoted to the diagnosis and instruction of diseases of the skin. Founded in 1999, this center provides fellowship programs that enable students to train in various aspects of dermatopathology. We also are affiliated with three leading dermatopathology fellowship programs in the United States. Collectively, these relationships enhance our ability to attract new pathologists and allow us to more easily transfer technical innovations to the anatomic pathology services market. We also believe our size and strength of reputation provide an attractive alternative for pathologists who are seeking to offer a broader range of services, take advantage of available economies of scale and reduce the burden of managing the administrative aspects of their operations.

•	Emphasize information technology capabilities and improve operational efficiencies. We invest in information technology enhancements to improve our services and increase efficiency. For example, in the subspecialty of women’s health diagnostics, we offer customers enhanced pathology reports, including color micrographs that allow pathologists and referring physicians to more accurately view highly abnormal cell populations. In addition, to enhance efficiency, we are consolidating various internal billing systems and outsourced billing arrangements into fewer billing systems, which we believe will increase collections and reduce our days sales outstanding. We also are committed to increasing efficiencies and economies of scale by promoting “best practices” throughout our organization.

•	Selectively pursue strategic growth initiatives. We plan to invest in new outpatient laboratories and other strategic initiatives. We believe these new facilities and programs drive revenue growth by providing national support for our existing regional and local operations and increasing our menu of testing services. We also plan to further penetrate our existing regional markets by opening new laboratory facilities. In addition, we expect to make additional acquisitions, as opportunities arise, in order to strategically enter new markets or further penetrate existing regional markets.

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

Dermatopathology. Dermatopathology is the examination and diagnosis of skin biopsies taken by a dermatologist. Our dermatopathology services include physician-to-physician consultation, patient education materials, a dedicated sales and service team and quick turnaround to our customers. In addition to the routine microscopic examination of tissue, we offer a wide range of advanced testing, including B-cell and T-cell gene rearrangement, fungal cultures, frozen sections, immunohistochemistry profiles and indirect and direct immunoflourescence. Through our DermPath Diagnostics Division, we provide customers with access to approximately 85 board-certified dermatopathologists, which we believe is the largest group of dermatopathologists in our industry. Our customers typically include dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists.

Women’s Health Diagnostics. Women’s health diagnostic services, or gynecologic pathology, includes testing such as conventional and monolayer Pap smears, cervical and breast biopsy examination and testing for chlamydia, gonorrhea and HPV. We offer our customers enhanced pathology reports, including color photomicrographs, which allow pathologists to more accurately view highly abnormal cell populations. We have 65 board-certified cytopathologists providing medical expertise in the women’s health market. Our customers primarily include gynecologists and family practitioners.

Hematopathology. Hematopathology pertains to diseases of the blood and blood-forming tissues. We offer a variety of comprehensive anatomic pathology and esoteric tests for benign and malignant disorders of the peripheral blood, bone marrow and lymphoid tissues. These services include morphologic evaluation, flow cytometric immunophenotyping and DNA analysis, immunohistochemistry, cytogenetic and fluorescence in situ hybridization studies, molecular genetic analysis, and diagnostic consultation. Using an integrated approach, we provide detailed diagnostic, prognostic, and therapeutic information to hematologists/oncologists and pathologists to optimize patient management. The team of professionals providing these services includes board-certified hematopathologists, clinical cytogeneticists, and clinical molecular geneticists.

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

Current Procedural Terminology, or CPT, is a coding system that is applicable to medical services provided under government programs, including Medicare. In addition, most managed care organizations and other third-party payors utilize these codes in determining whether or not a particular service or treatment is a covered expense. During 2005, most of our net revenues resulted from procedures covered by a small number of CPT codes, which makes determination of which code to bill under easier for us than for most other healthcare companies. Upon completion of a pathology report, we generally bill a patient’s insurance carrier, which may be a managed care organization, government program or other carrier, or a patient, if a patient does not have insurance. When billing for a test, we use information contained in the service requisition form accompanying the test to obtain the appropriate CPT code for the anatomic pathology test performed. In the outpatient segment, we generally bill for both the technical processing and the professional interpretation of the sample, which we refer to as global billing. In the inpatient segment, we bill globally if we perform both the technical and professional component of the test, or we bill for the professional component only, if our pathologist performs the examination and interpretation and the hospital performs the technical processing of the sample. In hospitals where our pathologists also serve as the medical director, we often bill non-Medicare patients according to a fee schedule for what are referred to as clinical professional component, or CPC, charges. For Medicare patients at some hospitals, we are paid a medical director fee by the hospital for serving as their laboratory medical director.

Because substantially all of our revenues are derived from services for which our operations charge on a fee-for-service basis, we assume the financial risk related to collection. This includes potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as government programs and managed care organizations. Our provision for doubtful accounts for the year 2005 was 13.1% of net revenues, with net revenues from outpatient and inpatient services having a provision for doubtful accounts of 8.3% and 24.0%, respectively. The difference between our provision for doubtful accounts in each segment is principally due to the lower recoverability of CPC fees in the inpatient segment. Each of these fees is typically a de minimus amount that is billed directly to the insurance carrier or the patient and, as a result, frequently go unpaid.

Billing for our operations currently is performed by multiple internal billing systems and other outsourced billing arrangements. Approximately 85% of our revenue in 2005 was billed through five separate billing systems. We plan to integrate substantially all of our operations into a single system by the end of 2007.

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

We continue to integrate our operations’ administrative and technical support functions, including information technology, accounting, payroll, purchasing, risk management, billing and collections. We expect this integration to result in enhanced operational efficiencies. Our courier system for transporting samples enables our pathology operations to penetrate areas beyond their current markets and enhances the utilization of our laboratory facilities. We integrate and coordinate our sales and marketing efforts by targeting physicians, hospitals, managed care organizations and other customers on a national, regional and local basis. Our marketing efforts promote the broad geographic coverage, pathologist expertise and the extensive services offered by us. We believe that implementation of this regional model helps to increase the revenues and profitability of the operations in each of our regions.

Sales and Marketing

We employ formal sales and marketing techniques to capitalize on the medical reputations of our pathologists, which we believe distinguishes us from most independent pathologists. Our sales efforts are focused on providing dedicated service and support along five distinct specialty lines.

•	the dermatopathology specialty line, which markets itself under the name “Dermpath Diagnostics,” focuses on servicing and growing the national skin pathology market comprised of dermatologists, plastic surgeons, family practitioners, and podiatrists. This specialty line is supported by two distinct Institutes; The Institute for Podiatric Pathology, focusing on providing specialized service to Podiatrists and The Institute for Immunofluorescence focusing on providing specialized testing services to Dermatologists.

•	the general anatomic specialty line, which markets itself under the name “AmeriPath”, is sub-divided into four different specialty lines; Women’s Health, Urology, Gastroenterology and Oncology. These specialty lines focus on servicing and growing our business with gynecologists, urologists, gastroenterologists, clinics and freestanding surgery centers, outpatient oncology offices and hospitals that provide specialized anatomic pathology testing. The general anatomic pathology specialty line is supported by 4 distinct Institutes; The GI Institute, focusing on providing specialized services to gastroenterologists; The GU Institute, focusing on providing specialized services to urologists and The Center for Advanced Diagnostics and AmeriPath Esoteric Institute, focusing on providing esoteric testing services to oncologists, hospitals and gynecologists.

Our sales force is split into the two primary specialty lines, dermatopathology and anatomic pathology. Our dermatopathology sales team consists of 23 Territory Managers and Associate Sales Representatives focused on servicing dermatologists, podiatrists, family practitioners and plastic surgeons. Our anatomic pathology sales team consists of 44 Territory Managers and Associate Sales Managers servicing the Women’s Health, Urology, GI and Oncology markets. We believe these specialty lines are structured to best identify and take advantage of the buying patterns within the markets we serve. Each sales representative is supported by regional sales managers, each of whom work closely with their regional president and report directly to our vice president of sales. The regional sales managers supervise and coordinate the efforts of our field sales representatives. In addition, we utilize a specialized team of managed care contracting representatives to support all five specialty lines in marketing our services to managed care organizations.

We also employ product managers in each of our specialty lines. The product managers report directly to our Senior Vice President of Marketing. The primary responsibility of each product manager is to work in conjunction with our pathologists and sales and operational teams to develop and market new tests and to assist in training the sales force on the technical attributes of any new test or product within their specialty line.

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

	Year Ended December 31,
	2003	2004	2005
Source of cash collections:
Government programs	22%	22%	22%
Third party (including managed care organizations)	58%	56%	54%
Private payors	12%	14%	15%
National clinical laboratories	2%	1%	—
Other	6%	7%	9%

See “Government Regulation” for a discussion of amounts received from the Government.

Contracts and Relationships with Physicians

In connection with our owned operations, we either directly employ our pathologists or control a physician-owned entity that employs our pathologists. Each of our pathologists typically enters into an employment agreement with us or a company we control. Although these employment agreements typically have terms of three to five years, they generally can be terminated at any time, without penalty, upon 60 to 180 days notice. If the pathologist is terminated without cause, we may be contractually obligated to pay severance.

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

Information Technology

Information technology is used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Through information technology initiatives, we believe we can improve efficiencies in our billing and collections and reporting systems. In addition, we believe our information technology initiatives will improve our services through enhanced utilization of our pathologists and more advanced and practical laboratory reporting. Among the initiatives currently being implemented by our information technology group are:

•	the creation of a National Data Center in two facilities that will provide redundancy of all our key components in order to improve the overall uptime of all our applications,

•	the creation of a Physician’s WEB Portal that gives AmeriPath clients the ability to view Pathology reports on the WEB and to print populated requisitions with information interfaced from their practice management system,

•	the development of a state of the art laboratory information system that will be utilized by all AmeriPath laboratories and will include advanced features for specimen tracking, document scanning, voice recognition, image reporting, as well as facilitate standardization of data input for consistent management reporting,

•	the development of a state of the art billing information system that is designed to meet AmeriPath’s unique billing needs in the Anatomic Pathology business, as well as provide complete control of system enhancements necessary to accommodate ever changing regulatory requirements.

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

Employees

At December 31, 2005, we employed over 390 pathologists. In addition, we employed 1,018 laboratory technicians, 888 billing, marketing, transcription and administrative staff and 589 other full-time employees. Our total employee count was 2,885 at December 31, 2005. None of these employees or any prospective employee is subject to any collective bargaining agreement.

Website Access to SEC Filings

AmeriPath makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on or through our Internet website, www.ameripath.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Insurance

We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For the period of July 1, 2005 through June 30, 2006, our medical malpractice costs were approximately $14.3 million. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

We derived approximately 22% of our cash collections for each of the years 2005, 2004 and 2003 from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding or practices, could adversely affect our financial condition and results of operations. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. Congress revised the methodology through legislation enacted in December 2003. This revised methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003, a 4.5% reduction in 2004, a 3.3% reduction in 2005, and a 4.4% reduction in 2006, if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In 2006, Congress required that the conversion factor be frozen at the 2005 amount, establishing a 0% update of the conversion factor in 2006. It is unclear how the revised methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

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

Government Investigations of Hospitals and Hospital Laboratories

Significant media and public attention has been focused on the healthcare industry due to ongoing federal and state investigations related to referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Most notably, HCA, Inc., or (“HCA”), has been under investigation with respect to such practices. We provide medical director services for numerous hospital laboratories, including 25 HCA hospital laboratories as of December 31, 2005. The government’s investigation of HCA could result in a governmental investigation of one or more of our operations that have arrangements with HCA. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in some states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of our operations. Although we monitor our billing practices and hospital arrangements for compliance with applicable laws, such laws are complex and constantly evolving. The government’s investigations of entities with which we contract may have other effects, which could adversely affect us, including termination or amendment of one or more of our contracts or business relationships.

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

Since 1999, the Medicare statute has included a methodology, the Sustainable Growth Rate (SRG), which automatically calculates payments for services, including anatomic pathology services, under the annual CMS Physician Fee Schedule. The SGR is routinely factored into creation of the annual physician fee schedule, unless this methodology is overridden by an annual act of Congress. The SRG methodology would have resulted in a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In addition, because it was projected that the SRG would result in further reductions in the physician fee schedule conversion factor in future years, Congress revised the SRG through legislation (the Medicare Modernization Act of 2003), which was enacted in December 2003. It is unclear how this revision in the SRG methodology will affect annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will continue to intervene through the annual repeal of the SGR to prevent decreases in the physician fee schedule conversion factor in future years.

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

Laboratory Compliance Plan

In February 1997, the OIG released a model compliance plan for laboratories based largely on the corporate integrity agreements negotiated with the laboratories against which government enforcement actions were brought under Operation Restore Trust. We adopted and maintain a compliance plan, which includes components of the OIG’s model compliance plan, as we deem appropriate to the conduct of our business. Our chief compliance officer reports to our Vice President of Legal and monitors our compliance plan and audit process. The chief compliance officer reports compliance issues directly to the audit committee of our board of directors as she deems appropriate.

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

On January 31, 2006, the Company completed its acquisition of Specialty Laboratories, Inc., a leading hospital-focused clinical reference laboratory specializing in high end esoteric testing. Because of the location of Specialty’s laboratory in Valencia, licensure is also required under the laws of the State of California. Since we perform testing for patients from all states, we hold licenses in additional states where such licensure is required by local state law, including Florida, Maryland, New Hampshire, New York, Pennsylvania, Ohio, West Virginia, and Rhode Island. We will apply for licenses in other states as needed, and if and when other states require licensure of out-of-state laboratories, we may need to obtain additional state licenses. Specialty’s laboratory is also accredited by the College of American Pathologists, a private accrediting agency that has deemed status under CLIA.

Specialty previously received sanctions based on alleged failures to comply with certain state and federal regulations, and Specialty’s laboratory will be subject to additional future inspections. We can provide no assurances that our facilities will pass all future inspections conducted to ensure compliance with federal or any other applicable licensure or certification laws.

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

Regulation of Genetic Testing

The Federal Food and Drug Administration (FDA) regulates the manufacture of medical devices, including laboratory testing equipment, diagnostic kits and certain reagents. While the FDA believes that it has authority to regulate tests developed by laboratories for their own use, the FDA, to date, has allowed the development of such tests to proceed under CLIA regulations governing a laboratory’s development of its own assays. The FDA has also subjected the commercialization of certain immunohistochemical stains, tumor markers and analyte specific reagents to limited regulation, and requires us to make certain disclosures in connection with their use. In addition, the FDA has announced that it is evaluating whether it should regulate analyte specific reagents as either Class II or Class III medical devices. Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending on the nature and scope of such regulation, it could have a detrimental effect on our business. At the state level, the New York State Department of Health now requires detailed review of our scientific validations and technical procedures for each assay before approval for New York residents. This level of scrutiny delays test availability in New York.

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

HIPAA Security Regulations

The Security Regulations were finalized on February 20, 2003 and compliance was required by April 21, 2005. The Security Regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. The Security Regulations establish 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the Security Regulations, while the other 22 are “addressable.” Complying with “addressable” implementation specifications will require the Company to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business activity; if not, the Company must design and implement an alternative approach to satisfy the particular standard.

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

ITEM 2. PROPERTIES

We lease our executive offices located in Palm Beach Gardens, Florida (approximately 22,500 square feet), our administrative and billing offices in Pompano Beach, Florida (approximately 48,400 square feet) and our administrative, billing, and information technology offices in Addison, Texas (approximately 44,416 square feet), and, including our managed operations, lease 71 other facilities: 16 in Florida, 11 in Texas, four in each of Kentucky, New York, Ohio and Pennsylvania, three in each of Colorado, Mississippi, Oklahoma and Tennessee, two in Alabama, Arizona, Georgia, South Carolina and Wisconsin, and one each in Connecticut, Indiana, Michigan, Missouri, North Carolina and Utah. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. All the facilities encompass an aggregate of approximately 590,000 square feet, have an aggregate annual rent of approximately $9.6 million and have lease terms expiring from 2006 to 2020. As laboratory leases are scheduled to expire, we will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the operation.

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

Specialty Litigation

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (“SLA”), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $2.0 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers. While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relevant insurance carriers on the coverage issue, such carriers have not yet acknowledged coverage of the matter.

From time to time, we receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously. For more information, please see “Risk Factors— Our tests and business processes may infringe on the intellectual property rights of others, which could cause us to engage in costly litigation, pay substantial damages or prohibit us from selling our services.”

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Common Stock. As of March 27, 2006, there was one holder of our Common Stock. We have not declared any cash dividends on our Common Stock for our two most recent fiscal years, and we do not intend to pay cash dividends in the foreseeable future. In addition, our credit facility and indenture restrict the payment of dividends on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements. The Statements of Income Data and Balance Sheet Data are derived from our audited financial statements. Our consolidated audited financial statements for the year ended December 31, 2005, for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003, for the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002 have been audited by Ernst & Young LLP, our independent auditors. Our consolidated audited financial statements for the year ended December 31, 2001 have been audited by Deloitte & Touche LLP.

STATEMENTS OF INCOME DATA:

YEAR ENDED DECEMBER 31,

(dollars in thousands)

	Predecessor (1)			Successor (1)
	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1,2003 through March 27, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Net revenues	$563,617	$507,271	$366,046	$118,957	$478,818	$418,732

Operating costs and expenses:
Cost of services	300,244	270,959	189,771	62,145	238,573	200,102
Selling, general and administrative expenses	109,208	95,688	65,579	21,726	84,868	71,856
Provision for doubtful accounts	73,766	76,463	56,376	14,997	58,170	48,287
Amortization expense (8)	11,227	11,100	8,352	3,107	11,389	18,659
Merger-related charges (2)	—	—	2,404	10,010	2,836	7,103
Restructuring costs (3)	—	—	2,044	1,196	—	—
Asset impairment and related charges (4)	883	611	425	—	2,753	3,809

Total operating costs and expenses	495,328	454,821	324,951	113,181	398,589	349,816

Income from operations	68,289	52,450	41,095	5,776	80,229	68,916
Interest expense	(48,885)	(44,797)	(34,469)	(1,180)	(4,016)	(16,350)
Termination of interest rate swap agreement	—	—	—	—	—	(10,386)
Change in value of derivative (5)	(280)	(1,015)	—	—	—	—
Write-off of Genomics investment (6)	—	—	—	—	(1,000)	—
Write-off of deferred financing costs (7)	(468)	(3,829)	—	(957)	—	(1,574)
Other income, net	620	66	318	33	548	145

Income before income taxes	19,276	2,875	6,944	3,672	75,761	40,751
Provision for income taxes	9,355	1,361	3,090	2,131	31,120	17,399

Net income available to common shareholders	$9,921	$1,514	$3,854	$1,541	$44,641	$23,352

CONSOLIDATED BALANCE SHEET DATA:

DECEMBER 31,

(dollars in thousands)

	2005	2004	2003	2002	2001
Cash and cash equivalents	$3,998	$20,980	$23,536	$964	$3,208
Restricted Cash	26,684	17,940	12,825	8,453	—
Total assets	984,149	964,309	912,753	708,460	604,462
Long-term debt, including current portion	479,490	497,853	492,458	116,253	93,322
Stockholder’s equity	384,717	358,092	338,675	451,326	399,190

(1)	Consolidated financial data for periods subsequent to from March 27, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the merger. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the merger. The financial data for the periods prior to March 28, 2003 consists of the historical data and subsidiaries prior to the merger.
(2)	In connection with our combination with Inform DX, we recorded $7.1 million in 2001 for costs related to transaction fees, change in control payments and various exit costs associated with the consolidation of certain operations. In addition, in connection with the March 2003 Transaction, we recorded $2.8 million of transaction fees in the fourth quarter of 2002 and $12.4 million during 2003.
(3)	Represents restructuring costs that were recognized based upon criteria set forth in SFAS 146 of (i) $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories, and (ii) $2.0 million incurred for remaining severance costs and the closure of our Southern California laboratory. The Southern California facility was closed as a result of a loss of revenue from Quest Diagnostics, which historically accounted for a significant portion of revenues for this individual lab.
(4)	During 2001, we recorded an asset impairment charge of $3.8 million related to the closure of an Alabama laboratory. During 2002, we recorded charges consisting of approximately $2.1 million in connection with the write-off of our remaining Quest laboratory contract intangibles and approximately $0.7 million in connection with our termination of a management service agreement in Georgia. During 2003, we recorded a pre-tax, non-cash charge of approximately $0.4 million in connection with the sale of two hospital-based practices in Florida. During 2004, we recorded a pre-tax, non-cash charge of approximately $0.6 million in connection with the sale of a practice in Michigan. In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis managed service agreement, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at September 30, 2005. In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million.
(5)	During 2004, we entered into a swap agreement, and recorded its change in market value as of December 31, 2004 and December 31, 2005, respectively.
(6)	During 2002, we wrote off the $1.0 million carrying value of our interest in a genomics company as a result of a decline in the fair value of this investment.
(7)	Consists of write-offs of deferred financing costs relating to the termination of then-existing credit facilities in 2001, the March 2003 Transaction, and two voluntary paydowns on our current credit facility in both 2004 and 2005.
(8)	The predecessor adopted the provisions of SFAS No. 142 as of January 1, 2002. SFAS 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements contained in Item 8 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) subsequent to the March 2003 Transaction as well as the accounts of the predecessor prior to the March 2003 Transaction. The financial statements and financial data of the predecessor are presented for comparative purposes and include the consolidated historical financial statements of our wholly-owned subsidiaries. The predecessor ceased operations as of the date of the merger.

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

General

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 48 laboratories, and we provide inpatient diagnostic and medical director services at 208 hospitals. Our services are performed by over 390 pathologists.

Since our formation in 1996, we have completed over 60 acquisitions of pathology laboratories and operations.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly owned operations as our “owned operations.” In addition, we also have entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For fiscal year 2005, our revenues from owned operations and managed operations accounted for 97% and 3% of our total net revenues, respectively.

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

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under AmeriPath’s credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash of $7.8 million. Accordingly, our interest expense currently is and will continue to be higher than it was prior to the March 2003 Transaction.

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

Recent Trends and Events

Acquisitions. There were no acquisitions in 2005. During 2004, we acquired two anatomic pathology practices and one dermatopathology practice. The total consideration paid by us included cash of $38.9 million, and stock of our parent company valued at $10.0 million. During 2003, we acquired four anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $4.8 million and additional purchase price consideration issued in the form of contingent notes.

On January 31, 2006, we completed our previously announced acquisition of Specialty Laboratories, Inc. (“Specialty”) by way of a merger (the “Merger”) pursuant to an Agreement and Plan of Merger, dated as of September 29, 2005 (as amended, the “Merger Agreement”), among AmeriPath Holdings, Inc., AmeriPath, Silver Acquisition Corp. (“Silver”) and Specialty under which Silver was merged with and into Specialty, with Specialty as the surviving corporation and a wholly owned subsidiary of AmeriPath. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of Specialty (“Specialty Common Stock”), other than shares of Specialty Common Stock held in treasury, or shares that had been contributed to and held by AmeriPath Group Holdings, Inc. (“Parent”), or any direct or indirect wholly owned subsidiary of Parent, immediately prior to the consummation of the Merger, or held by stockholders who are entitled to and properly exercise dissent rights under California law, were converted into the right to receive $13.25 in cash. Pursuant to the Merger Agreement, each outstanding option to purchase a share of Specialty Common Stock is entitled to receive, unless otherwise provided in an applicable agreement with the optionee, the difference between the exercise price of the option and $13.25. The total merger consideration paid in cash to Specialty shareholders was approximately $208 million. We financed the acquisition through a combination of cash on hand, additional cash equity from our majority stockholder, Welsh Carson, Anderson & Stowe IX, L.P., and borrowings under our new credit facility.

The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Merger Agreement and the transactions contemplated thereby or a complete explanation of the material terms thereof. The foregoing description is qualified in its entirety by reference to the Merger Agreement a copy of which is attached as Exhibit 2.1 to the Form 8-K filed by us on October 4, 2005 and is incorporated by reference herein.

Contingent Note Payments. During the year ended December 31, 2005, we made contingent note payments of approximately $17.1 million. During the year ended December 31, 2004, we made contingent note payments of approximately $14.1 million. During the 12-month combined period ended December 31, 2003, we made contingent note payments of approximately $37.0 million.

Medical Malpractice Insurance Costs. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlements and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. For fiscal year 2005 and 2004, our medical malpractice costs were approximately $14.3 million and $13.5 million, respectively.

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

Intangible Assets. As of December 31, 2005, we had net identifiable intangible assets and goodwill of $165.9 million and $608.2 million, respectively. Our identifiable intangible assets include hospital contracts, laboratory contracts, management service contracts, employment and non-compete agreements, and trade names acquired by us in connection with acquisitions. We continually assess whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors. In September 2003, the Company finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the March 2003 Transaction. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter of 2003, the Company recorded additional goodwill of approximately $12.4 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, the Company also reduced the carrying value of its hospital contracts by $65.3 million, client lists by $70.8 million, and the carrying value of deferred taxes associated with previous acquisitions by $63.3 million. The change in the value of the Company’s hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17 Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the March 2003 Transaction, the predecessor amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, the Company reviewed the lives of its intangible assets and estimated the remaining life of its hospital contracts to be 25 years and reduced the life of its management service agreements from 25 years to 20 years. The Company considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of the Company’s intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

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

Income Taxes. The Company accounts for income taxes utilizing the asset and liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefit is more likely than not.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Successor			Predecessor
	Year Ended December 31,		Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year Ended December 31, 2003 Combined
	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	53.3	53.4	51.8	52.2	51.9
Selling, general and administrative expenses	19.4	18.9	17.9	18.3	18.0
Provision for doubtful accounts	13.1	15.1	15.4	12.6	14.7
Amortization expense	2.0	2.2	2.3	2.6	2.3
Merger-related charges	—	—	0.7	8.4	2.6
Restructuring costs	—	—	0.6	1.0	0.7
Asset impairment and related charges	0.2	0.1	0.1	—	0.1

Total operating costs and expenses	88.0	89.7	88.8	95.1	90.3

Income from operations	12.0	10.3	11.2	4.9	9.7
Interest expense	(8.7)	(8.8)	(9.4)	(1.0)	(7.4)
Change in value of derivative	0.1	(0.2)	—	—	—
Write-off of deferred financing costs	(0.1)	(0.8)	—	(0.8)	(0.2)
Write-off of Genomics investment	—	—	—	—	—
Other income, net	0.1	—	0.1	—	0.1

Income before income taxes	3.4	0.5	1.9	3.1	2.2
Provision for income taxes	1.7	0.2	0.8	1.8	1.1

Net income	1.7%	0.3%	1.1%	1.3%	1.1%

Year Ended December 31, 2005 compared with Year Ended December 31, 2004

Net Revenues.

Net revenues increased by $56.3 million, or 11.1%, from $507.3 million for the year ended December 31, 2004 to $563.6 million for the year ended December 31, 2005. The increase in net revenues for the period ended December 31, 2005 has been driven by the Company’s continued same store growth and successful integration of our acquisitions and was primarily related to increased volumes. Same store net revenue increased $38.4 million, or 7.7%, from $498.8 million for 2004 to $537.2 million for 2005.

Cost of Services.

Cost of services increased by $29.2 million, or 10.8%, from $271.0 million during the year ended December 31, 2004 to $300.2 million for the year ended December 31, 2005. Cost of services, as a percentage of net revenues, decreased from 53.4% for 2004 to 53.3% in the comparable period of 2005. Cost of Sales which includes primarily laboratory, distribution, and physician costs increased from over the two year period ended December 31, 2005 primarily due to increased volume in our inpatient and outpatient practices. Gross margin increased from 46.6% in 2004 to 46.7% for the same period in 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $13.5 million, or 14.1%, from $95.7 million for the year ended December 31, 2004 to $109.2 million for the year ended December 31, 2005. As a percentage of net revenues, selling, general and administrative expense increased from 18.9% for 2004 to 19.4% for the same period of 2005. The increases are primarily due to investments in information technology, expansion of the sales and marketing efforts, increases in audit costs and related costs to comply with Sarbanes-Oxley, and the severance costs associated with the former Chief Information Officer and former Senior Vice President of Human Resources.

Provision for Doubtful Accounts.

Our provision for doubtful accounts decreased by $2.7 million, or 3.6%, from $76.5 million for 2004 to $73.8 million for the same period in 2005. The provision for doubtful accounts as a percentage of net revenues decreased from 15.1% for 2004 to 13.1% for the same period in 2005. One of the primary reasons for the reduction in the provision for doubtful accounts as a percentage of revenues for the period ended December 31, 2005 compared to the period ended December 31, 2004 is the increase in outpatient revenues as a percentage of consolidated revenues. The provision for doubtful accounts on our outpatient revenues are lower than the provision for doubtful accounts on our inpatient revenues.

Amortization Expense.

Amortization expense increased by $0.1 million, or 0.9%, from $11.1 million for 2004 to $11.2 million for the same period of 2005.

Asset Impairment and Related Charges.

In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis managed service agreement, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at September 30, 2005. In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million. During 2004, we sold a practice in Michigan and recorded a loss on the sale of approximately $0.6 million

Income from Operations.

Income from operations increased $15.8 million, or 30%, from $52.5 million for the year ended December 31, 2004 to $68.3 million for the year ended December 31, 2005.

Write-off of Deferred Financing Costs.

In April 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $6.3 million voluntary prepayment of the term loan facility. In June 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $5.0 million voluntary prepayment of the term loan facility. In August 2005, the Company wrote-off approximately $0.1 million of its deferred debt financing costs as a result of a $4.3 million voluntary prepayment of the term loan facility.

In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.8 million related to the amendment of its term B credit facility and the related reduction in the facility from $225.0 million to $125.0 million. The remaining balance is being amortized over the life of the term loan facility.

Interest Expense.

Interest expense increased by $4.1 million, from $44.8 million for 2004 to $48.9 million for 2005. This increase was attributable to a higher effective interest rate. Our effective interest rate was 9.7% and 9.4% for 2005 and 2004, respectively.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. For the year ended December 31, 2005 and December 31, 2004, the Company recognized a $0.3 million loss and $1.0 million loss in the value of the derivative, respectively.

Provision for Income Taxes.

Our effective income tax rate was approximately 48.5% and 47.3% for 2005 and 2004, respectively. Provision for income taxes for the year ended December 31, 2005, was $9.4 million, compared with provision for income taxes of $1.4 million for the year ended December 31, 2004. The increase in provision for income taxes of $8 million from 2004 to 2005 was attributable to the increase in taxable income from operations.

Net Income.

Net income increased by $8.4 million from $1.5 million for the combined year ended December 31, 2004 to $9.9 million for the year ended December 31, 2005.

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

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $8.4 million, or 9.6%, from $87.3 million for the 12-month combined period ended December 31, 2003 to $95.7 million for the year ended December 31, 2004 As a percentage of net revenues, selling, general and administrative expense increased from 18.0% for 2003 to 18.9% for the same period of 2004. The increases are primarily due to investments in information technology, expansion of the sales and marketing efforts, increases in audit costs and related costs to comply with Sarbanes-Oxley, and the severance costs associated with the former CEO in January 2004 and former COO in November 2004.

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

Net Income.

Net income for the year ended December 31, 2004, was $1.5 million, compared with net income of $9.9 million for the year ended December 31, 2003. The primary reason for the increase in net income was the addition of approximately $9.1 million in interest charges during 2004, along with an additional $8.4 million in selling, general and administrative expenses for 2004.

Liquidity and Capital Resources

We fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our revolving loan facility. In addition, we fund payments under certain of our contingent notes from contributions made to us by our parent out of the funds held in our Parent’s cash collateral account and, if needed, cash flows from operations.

For 2004 and 2005, our cash flows provided by operations were $54.0 million, and $38.2 million, respectively. The decrease in cash flow from operations by $15.8 million from 2004 to 2005 was primarily due to an increase in accounts receivable related to our 2004 acquisitions. In 2005, there were no acquisitions. The Company acquired property and equipment of $29.4 million in 2005 mainly related to the development of our new laboratory information system, the development of our new billing information system, the implementation of Oracle software, and various laboratory construction build outs. For 2004, cash flows from operations, borrowings under our credit facility, and the proceeds from issuance of senior subordinated notes were used to make acquisitions of $38.5 million and acquire property and equipment of $12.8 million. For 2003, cash flows from operations, borrowings under our senior credit facility, the proceeds from issuance of senior subordinated notes and proceeds from equity contributions from our parent related to the March 2003 Transaction were used to fund the purchase price of $629.6 million of our publicly held shares of stock, payoff the remaining debt under our former credit facility of $127.5 million, pay debt issuance costs of $22.8 million, and make contingent note payments of $37.0 million.

At December 31, 2005, we had working capital of approximately $63.7 million, a decrease of $6.4 million from working capital of $70.1 million at December 31, 2004. The decrease in working capital for 2005 was due primarily to decreases in cash and cash equivalents, including restricted cash, of $8.2 million, increases in accounts receivable of $8.4 million, increases in accrued expenses and accrued interest of $7.5 million.

At December 31, 2004 and 2005, the Company had $115.0 million and $99.0 million, respectively, outstanding under its senior credit facility borrowings. In February 2004, we repaid the term loan outstanding under our senior credit facility, and amended and restated the credit agreement governing that facility, which provided for a new $125.0 million term loan and certain covenants and mandatory prepayment provisions of the senior credit facility.

On January 31, 2006, in connection with the merger of Specialty Laboratories, Inc., the Company refinanced its current senior secured credit facility. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit facility to fund a portion of the Specialty Laboratories merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger. The credit agreement related to the new senior credit facility contains certain covenants that the Company must comply with. The remaining balance of the new revolving credit facility will be available to fund ongoing working capital needs.

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

Prior to the March 2003 Transaction, we generally agreed, in connection with our acquisitions, to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of operating income by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the operating income levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of operating income for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $13.1 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of operating income specified in each agreement were not met. In 2005, 2004, and 2003, we made contingent note payments, including interest, aggregating $17.1 million, $14.1 million, $37.0 million, respectively. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by our Parent out of the funds from the remaining cash collateral account balance of $22.4 million at December 31, 2005 and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $9.3 million, $12.8, and $29.4 million in 2003, 2004, and 2005 respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2005.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of December 31, 2005 (in millions):

	Payments Due By Period
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$—	$—	$99.0	$—	$99.0
Revolver loan	—	—	30.0	—	30.0
Other indebtedness	3.5	0.5	0.3	—	4.3
Operating leases	7.8	7.0	15.8	18.4	49.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$11.3	$7.5	$145.1	$368.4	$532.3

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of December 31, 2005, our maximum obligation remaining under the contingent notes was $13.1 million.

On January 31, 2006, in connection with the merger of Specialty Laboratories, Inc., the Company refinanced its current senior secured credit facility. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty Laboratories merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger.

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of January 31, 2006 after giving effect to the aforementioned Specialty Laboratories, Inc. acquisition (in millions):

	Payments Due By Period
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$—	$—	$—	$203.5	$203.5
Revolver loan	—	—	52.0	—	52.0
Other indebtedness	3.5	0.5	0.3	—	4.3
Operating leases	7.8	7.0	15.8	18.4	49.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$11.3	$7.5	$68.1	$571.9	$658.8

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of December 31, 2005, our maximum obligation remaining under the contingent notes was $13.1 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $99.0 million at December 31, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2005, the change in the value of the derivative was a loss of approximately $0.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenue or operating expenses during 2003, 2004 or 2005.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123(R) using the modified prospective method January 1, 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will not affect our total cash flows or financial position, but it will reduce reported income. The Company currently estimates the adoption to impact net income by approximately $2.0 million, net of tax, for 2006. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income in Note 2 to our Consolidated Financial Statements.

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

In addition to the risks and uncertainties identified elsewhere herein and in other documents filed by us with the SEC, the matters discussed below under the heading “Risk Factors” should be carefully considered when evaluating our business and future prospects. Past performance is not necessarily indicative of future results..

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

We may not successfully integrate the acquisition of Specialty Laboratories with AmeriPath and may be unable to achieve anticipated cost savings and other synergies.

The integration of Specialty’s operations following the consummation of the merger involves a number of risks and presents financial, managerial and operational challenges. In particular, we may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from Specialty with AmeriPath’s management and personnel. Additionally, we may not be able to achieve the anticipated cost savings or other synergies. Failure to integrate the acquisition of Specialty successfully may have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our term loan and subordinated debt.

We have a significant amount of indebtedness. As of December 31, 2005 our total debt was $479.5 million, excluding unused revolving loan commitments under our senior credit facility, which represented approximately 55.5% of our total capitalization. This debt does not include $13.1 million of obligations under our contingent notes. As of January 31, 2006, after the acquisition of Specialty Laboratories, Inc., our total debt was $605.9 million, excluding unused revolving loan commitments under our senior credit facility, which represents approximately 61.2% of our total capitalization. This debt does not include $13.1 million of obligations under our contingent notes.

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

Our cash flow from operations declined $15.8 million from $54.0 million in 2004 to $38.2 million in 2005. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business—Government Regulation.”

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with whom the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 22% of our revenues during 2005.

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

We derived approximately 22% of our net revenues during 2005 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for 2005 was 13.1% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 24.0%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. In 2004 and 2005, approximately 56%, and 54%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of December 31, 2005, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $13.1 million over the next five years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $165.9 million at December 31, 2005, representing approximately 16.9% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $608.2 million at December 31, 2005, representing approximately 61.8% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2005 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the years ending 2003, 2004 and 2005, turnover rates for our pathologists were 13.3%, 8.1% and 9.0%, respectively. If turnover rates were to increase, our revenues and earnings could be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $99.0 million at December 31, 2005, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.3 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2005, the change in the value of the derivative was a loss of approximately $0.3 million. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. . The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of our Senior Subordinated Notes, and is not held or issued for trading purposes.

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

During the course of their audit of our consolidated financial statements for the calendar year ended December 31, 2005, our independent registered public accounting firm, Ernst & Young LLP, advised management and the Audit Committee of our Board of Directors that they had identified one deficiency in internal controls that they considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the adequacy of general controls relating to an information technology system.

Prior to the identification of the deficiency, we had already undertaken, or were in the process of undertaking, a number of steps to improve the Company’s control environment, including:

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, except for the internal control deficiency described above and taking into account the efforts to address this deficiency described above, as of the evaluation date, our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
Donald E. Steen	59	Chief Executive Officer and Chairman of the Board
Jeffrey A. Mossler, M.D.	53	Vice Chairman
Clay J. Cockerell, M.D.	49	Managing Director, Cockerell & Associates, part of AmeriPath’s DermPath Diagnostics Division and Director
James B. Peter, M.D., Ph.D.	72	Chief Science Officer, Specialty Laboratories and Director
David L. Redmond	54	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
R. Keith Laughman	54	President, Esoteric Services
Steven E. Casper	38	President, Dermatopathology Services
Stephen W. Aldred, M.D.	53	Regional President, West Region, Anatomic Pathology Services
Bruce C. Walton	46	Regional President, East Region, Anatomic Pathology Services
Brett P. Brodnax	41	Director
Paul B. Queally	41	Director
Raymond A. Ranelli	58	Director
C. Arnold Renschler, M.D.	64	Director
Sean M. Traynor	36	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

Donald E. Steen joined AmeriPath on March 22, 2004 as Chairman of the Board of Directors and was appointed Chief Executive Officer effective July 1, 2004. Prior to AmeriPath, Mr. Steen founded United Surgical Partners International, Inc. (“USPI”) in February 1998 and served as Chairman and Chief Executive Officer of USPI until he resigned as Chief Executive Officer effective April 1, 2004. Mr. Steen continues to serve as Chairman of the Board for USPI. Prior to USPI, Mr. Steen served as President of the International Group of HCA from 1995 until 1997 and as President of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1981. Mr. Steen is also a member of the Board of Directors of Kinetic Concepts, Inc.

Jeffrey A. Mossler, M.D., has been our Vice Chairman since January 2005 and has been a director of our Company since May 2004. Dr. Mossler joined our Company in September of 1997 when CoLab, Inc. in Indianapolis, Indiana was acquired by us. Since that date, Dr. Mossler has served as Managing Director of CoLab, Managing Director of our Indiana practice, Regional Managing Director for the Midwest Region and Chief Medical Officer. Dr. Mossler graduated from the Indiana University School of Medicine in 1977 and completed his residency at Duke University Medical Center. He became board certified in Anatomic and Clinical Pathology in 1981, and has practiced medicine for the past 23 years.

Clay J. Cockerell, M.D. has been associated with AmeriPath since the acquisition of his practice in 1996 and has been a Director of AmeriPath since May 2004. He is Managing Director of Cockerell and Associates Dermatopathology Laboratories based in Dallas, Texas, a part of AmeriPath’s DermPath Diagnostics division. Dr. Cockerell also serves as Clinical Professor of Dermatology and Pathology and Director of Dermatopathology at the University of Texas Southwestern Medical Center. Dr. Cockerell received his M.D. degree from Baylor College of Medicine in 1981.

James B. Peter, M.D., Ph.D. joined our Board of Directors on January 31, 2006 in connection with the merger with Specialty Laboratories, Inc. and currently serves as the Chief Science Officer for Specialty Laboratories. Prior to Specialty Laboratories merging with AmeriPath, Dr. Peter was Emeritus Chairman and former Chief Executive Officer of Specialty Laboratories. Before founding Specialty in 1975, Dr. Peter was Professor of Medicine at the University of California, Los Angeles. He is the author of more than 450 publications in science and medicine and editor of 27 books. Dr. Peter has contributed significantly to the advancement of clinical laboratory technology as manifest by membership in and honors from prestigious societies of science and medicine. Having graduated magna cum laude from Creighton University in Omaha, Nebraska, Dr Peter received his M.D. degree with research distinction from St. Louis University School of Medicine and served his internship and fellowship in medicine at the University of Minnesota Hospital. Prior to joining the faculty of the UCLA School of Medicine, Dr. Peter earned his Ph.D. degree in Biochemistry and Organic Chemistry at the University of Minnesota under Professor Paul D. Boyer (Nobel Laureate, 1997).

David L. Redmond has been our Executive Vice President, Chief Financial Officer, Secretary and Treasurer since June 2, 2003. Prior to joining us, Mr. Redmond served as the Chief Financial Officer for both Accentia, Inc., a specialty pharmacy and pharmacoeconomics company, and MedHost, Inc., a management information software and services company for hospital emergency departments. Mr. Redmond was the Chief Financial Officer of PharMerica, Inc. from 1998 through 1999 where he directed the corporate restructuring and eventual sale of the company to Bergen Brunswig Corporation in 1999. From 1995 to 1997, Mr. Redmond served as the Executive Vice President and Chief Financial Officer for Pharmacy Corporation of America, prior to which he was a Senior Vice President and Chief Financial Officer of Pharmacy Management Services, Inc. Mr. Redmond is a Certified Public Accountant and spent approximately 16 years with KPMG Peat Marwick, including six years as a partner.

R. Keith Laughman has been our President, Esoteric Services since April 2005. Prior to joining AmeriPath, Mr. Laughman had 30 years of experience at the Mayo Clinic where he most recently served as the President of Mayo Collaborative Services (MCSI), a for-profit company owned by the Mayo Clinic that provides the non-Mayo community, medical centers, academic medical centers and pharmaceuitical firm clients from around the world access to the Mayo Clinic’s scientific and medical expertise. These services included clinical research support, medically advanced diagnostic services and medical testing.

Steven E. Casper has been our President of Dermatopathology Services since August 2005. Mr. Casper joined AmeriPath in February of 2002 as Vice President of Business Development where he was responsible for executing on business development opportunities related to the expansion of AmeriPath. In that capacity, Mr. Casper was involved in sourcing and closing on the acquisition of over 25 physician practices. From 1999 to 2002, he held the position of Vice President within the firm of Summit Partners, a $6 billion Venture Capital firm focused primarily on health care and technology investing. From 1997 to 1999, Mr. Casper served as the Director of Business Development for AmeriPath assisting in the creation of the Company’s practice acquisition program. From 1994 through 1997, Mr. Casper held the position of Associate within Summit Partners.

Stephen W. Aldred, M.D., has been our Regional President, West Region, Anatomic Pathology Services since August 2005. Dr. Aldred joined AmeriPath on September 1, 1997 when Unipath, LTD was acquired by the Company. Since that date, Dr. Aldred has served as Medical Director of Unipath Outpatient Facilities, Managing Director of AmeriPath North Texas, Regional Managing Director for the Southwest Region and Regional President, Southwest Region. Dr. Aldred graduated from Indiana University School of Medicine in 1977 and completed a four-year residency in pathology at Parkland Memorial Hospital and Southwestern Medical School in Dallas. He became Board Certified in Anatomic and Clinical Pathology in 1981.

Bruce C. Walton has been our Regional President, East Region, Anatomic Pathology Services since August 2005. Mr. Walton joined AmeriPath in June 1999 and has served as Regional President Northeast, Director of Sales and Vice President of Sales, Marketing and Managed Care Contracting. Prior to joining AmeriPath, Mr. Walton served two years as Vice President of Sales & Marketing for Interactive Information, Inc., a start-up company focusing on didactic, interactive patient education. Prior to Interactive, Mr. Walton served in a variety of sales and marketing roles including Sales Director at C.R. Bards, Inc., a manufacturer of healthcare surgical products.

Brett P. Brodnax joined our board of directors on January 1, 2005. Mr. Brodnax is the Executive Vice President and Chief Development Officer of United Surgical Partners International, Inc. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president at Baylor Health Care System from May 1990 until December 1999.

Paul B. Queally has been a director of AmeriPath since the consummation of the March 2003 Transaction. Mr. Queally is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. Mr. Queally received his bachelor’s degree from the University of Richmond and an MBA from Columbia Business School. He is a member of the boards of directors of Concentra, Inc., MedCath, Inc., United Surgical Partners International, Inc., AmComp, Inc., Amerisafe, Inc., and several private companies.

Raymond A. Ranelli has been a director since November 2003. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 25 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Hawaiian Telecom Communications, Inc., Centennial Communications Corp., and United Components, Inc.

C. Arnold Renschler, M.D. rejoined our board of directors in May 2003 after previously serving as a member from April 1997 until the consummation of the March 2003 Transaction. Retired in May 2000, he had been Executive Vice President of Bergen Brunswig Corp. since April 1999. From December 1997 to April 1999, he was President and CEO of PharMerica, Inc. and a member of its board of directors. From June 1996 to November 1997, Dr. Renschler was President and Chief Executive Officer of Pharmacy Corporation of America, a division of Beverly Enterprises, Inc. From January 1990 to June 1996, he held various positions, including serving as a director, President and Chief Operating Officer and Chief Clinical Officer of NovaCare, Inc. From 1981 to 1989, he served as President of Manor HealthCare Corporation, a wholly-owned subsidiary of Manor Care. He was also President, Chief Operating Officer and a member of the board of Manor Care, Inc. from 1985 to 1990. He currently serves as a director of two privately-held health care companies: Cora Health, Inc. and Reflectxion Resources, Inc. Dr. Renschler is certified in pediatric medicine.

Sean M. Traynor has been a director of our Company since consummation of the March 2003 Transaction. Mr. Traynor is a general partner at Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare, information services and telecommunications industries. Prior to joining Welsh Carson in 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at Bankers Trust Alex Brown from 1996 until 1999. Prior to joining Bankers Trust Alex Brown, Mr. Traynor spent three years with Coopers & Lybrand. Mr. Traynor earned his bachelor’s degree from Villanova University and an MBA from the Wharton School of Business. Mr. Traynor is also a director of Amerisafe Inc., AmComp Inc., and Select Medical Corporation.

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

The audit committee currently includes Messrs. Ranelli, Renschler and Traynor. The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Ranelli has been identified as our audit committee financial expert and is Chairman of the audit committee. The compensation committee currently includes Messrs. Queally and Traynor. The compensation committee reviews and approves the compensation of our Chief Executive Officer and other senior management and administers our stock option plan. The stock options are options in our parent company, although the compensation committee of AmeriPath determines the grants.

We have developed a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer. The Code of Ethics is posted on our website, www.ameripath.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the aggregate compensation paid or earned during the prior three years to our Chief Executive Officer and each of our four other most highly compensated executive officers whose total annual salary and bonus was $100,000 or more for 2005 (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the named executive officers).

	Annual Compensation							Long-Term Compensation Number Of Options Granted (4)	All Other Compensation ($)
Name And Principal Position	Fiscal Year		Salary ($)		Bonus ($)	Other Annual Compensation ($)
Donald E. Steen Chief Executive Officer and Chairman of the Board	2005		474,231		150,000	90,143	(7)	—	—

	2004		286,862	(1)	—			2,556,248	—
Jeffrey A. Mossler, M.D. Vice Chairman	2005		546,154		90,002	4,031	(5)	—	—
	2004		450,000		50,000	—		20,704	—
	2003		461,058		—	—		479,296
David L. Redmond Executive Vice President and Chief Financial Officer	2005		348,077		150,000	8,741	(5)	—	—
	2004		292,308		75,833	4,084	(5)	—	—
	2003		145,000	(2)	—	—		1,118,362
Stephen W. Aldred, M.D. Regional President, Southwest Region	2005		514,615		75,000	—		—	—
	2004		475,481		60,000	—		50,000	—
	2003	(3)	—		—	—		—	—
R. Keith Laughman President, Esoteric Services	2005		262,500	(7)	—	—		300,000	20,562	(8)

(1)	Represents base salary from March 2004 when Mr. Steen joined AmeriPath.

(2)	Represents base salary from June 2003 when Mr. Redmond joined AmeriPath.
(3)	Dr. Aldred was not an executive officer during 2003.
(4)	Represents stock options granted in our parent’s company stock.
(5)	Represents reimbursement of insurance premiums.
(6)	Represents reimbursement of club initiation fees for 2005.
(7)	Represents base salary from April 2005 when Mr. Laughman joined AmeriPath.
(8)	Represents reimbursement of moving expenses.

Director Compensation

We pay each director who is not an employee of our Company or an affiliate of our Company a retainer of $20,000 per year, plus $1,500 for each meeting of the board of directors or a committee of the board attended in person and $500 for meetings attended by telephone. In addition, each such director is also entitled to receive an initial grant of an option to purchase 10,000 shares of our parent’s common stock in connection with such director’s initial election to the board and an annual grant of an option to purchase 7,500 shares of our parent’s common stock, each granted pursuant to our parent’s stock option plan. We also reimburse all directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

Employment Agreements

Donald E. Steen, our Chief Executive Officer, entered into an employment agreement with us on March 22, 2004. Mr. Steen’s employment agreement provides, among other things, for a minimum base salary of $445,000, subject to annual review, and annual performance-based bonus compensation. Additionally, Mr. Steen’s employment agreement provides that if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary and bonus for a period of twenty four months after such termination.

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

David L. Redmond, our Executive Vice President and Chief Financial Officer, entered into an employment agreement with us on May 15, 2003. Mr. Redmond’s employment agreement provides, among other things, for a minimum base salary of $300,000, subject to annual review, and annual performance-based bonus compensation. Mr. Redmond’s employment agreement provides that, if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary and bonus for a period of twenty-four months after such termination. The agreement further provides that Mr. Redmond shall be entitled to a lump sum bonus equal to his annual base salary and bonus upon a change of control. In addition, if following a change of control, we require Mr. Redmond to be based more than 30 miles from his current office, or materially reduce his duties and responsibilities, Mr. Redmond can elect to terminate his employment agreement and we must continue to pay him his base salary for twenty-four months thereafter.

R. Keith Laughman, our President, Esoteric Services, entered into an employment agreement with us on April 1, 2005. Mr. Laughman’s employment agreement provides, among other things, for a minimum base salary of $300,000, subject to annual review, and annual performance-based compensation. Mr. Laughman’s employment agreement provides that, if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary for a period of twelve months after such termination.

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

Stock Option Plan of AmeriPath Holdings, Inc.

Our parent has adopted a 2006 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 11,697,146 shares of our parent’s common stock. Shares of common stock relating to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and for grants of non-qualified stock options and awards to selected employees and other persons providing services for us. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

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

The following table presents information regarding options granted to the Company’s named executive officers during fiscal 2005 to purchase shares of our parent company’s common stock:

Option Grants In Fiscal 2005

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Year	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(1)
					5%	10%
R. Keith Laughman	300,000	43.7%	$6.00	4/1/10	$90,000	$180,000

(1)	These assumed annual rates of appreciation were used in compliance with the rules of the SEC and are not intended to forecast future price appreciation of our parent company’s common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 27, 2006, with respect to the beneficial ownership of our parent company’s common stock by (i) our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent or more of the outstanding shares of our parent company’s common stock.

Beneficial ownership is defined in accordance with rules adopted by the SEC and includes shares subject to stock options if exercisable on March 27, 2006 or within 60 days thereafter.

Name of Beneficial Owner (1)	Shares Beneficially Owned		Percent Beneficially Owned
Welsh, Carson, Anderson & Stowe	62,918,457	(2)	74%
James B. Peter, M.D., Ph.D.	19,018,618	(3)	22%
Specialty Family Limited Partnership	19,018,618	(4)	22%
Donald E. Steen	1,533,749	(5)	*
David L. Redmond	447,344	(6)	*
Jeffrey A. Mossler, M.D.	295,859	(7)	*
Clay J. Cockerell, M.D.	212,500	(8)	*
Paul B. Queally	94,963	(9)	*
Steven W. Aldred, M.D.	61,666	(10)	*
R. Keith Laughman	60,000	(11)	*
Brett P. Brodnax	31,167	(12)	*
Raymond A. Ranelli	24,666	(13)	*
C. Arnold Renschler, M.D.	14,333	(14)	*
Sean M. Traynor	1,900	(15)	*
All directors and executive officers as a group	22,708,355	(16)	27%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 7111 Fairway Drive, Suite 400, Palm Beach Gardens, Florida 33418.
(2)	Represents (A) 52,574,999 shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 1,432,313 shares held by WCAS Capital Partners III, L.P. over which WCAS Capital Partners III, L.P. has sole voting and investment power, (C) an aggregate 1,554,969 shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of WCAS IX, general partners of WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P. and/or otherwise employed by an affiliate of WCAS IX, and (D) an aggregate of 7,356,176 shares held by entities who are limited partners of WCAS IX or who are affiliates of such limited partners over which WCAS IX has sole voting power, including the shares held by Co-Investment Partners, L.P. WCAS IX Associates LLC, the sole general partner of WCAS IX, and the individuals who serve as general partners of WCAS IX Associates LLC, including Paul B. Queally and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS IX. Such persons disclaim beneficial ownership of such shares. WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P., and the individuals who serve as general partners of WCAS CP III Associates LLC, including Paul B. Queally and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS Capital Partners III, L.P. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.
(3)	Represents shares held by James B. Peter in his capacity as trustee of the Peter Family Revocable Trust which is the managing general partner of the Specialty Family Limited Partnership, dated 9/1/1995, as amended (“SFLP”). James B. Peter, as the managing general partner of SFLP, has sole voting power and shared dispositive power with the general partners and limited partners of SFLP. James B. Peter disclaims beneficial ownership of all shares held by SFLP.

(4)	Represents shares held by SFLP. Dr. James B. Peter, as the co-trustee of the Peter Family Revocable Trust, is the sole managing general partner.
(5)	Consists of 1,533,749 shares subject to stock options which are exercisable or become exercisable within 60 days.
(6)	Consists of 447,344 shares subject to stock options which are exercisable or become exercisable within 60 days.
(7)	Consists of 295,859 shares subject to stock options which are exercisable or become exercisable within 60 days.
(8)	Includes 206,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(9)	Includes 94,963 shares over which Mr. Queally has sole voting and investment power. Does not include 52,574,999 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally disclaims beneficial ownership of such shares.
(10)	Includes 20,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(11)	Consists of 60,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(12)	Includes 2,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(13)	Includes 2,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(14)	Includes 6,000 shares subject to stock options which are exercisable or become exercisable within 60 days.
(15)	Includes 1,900 shares over which Mr. Traynor has sole voting and investment power. Does not include 52,574,999 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Traynor, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P. may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners, L.P. Mr. Traynor disclaims ownership of such shares.
(16)	Does not include 52,574,999 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally and Mr. Traynor, each, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally and Mr. Traynor each disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Our Investors

In connection with the acquisition of Specialty Laboratories, WCAS IX and its co-investors, including Paul B. Queally, Sean M. Traynor and other individuals affiliated with WCAS IX along with Raymond A. Ranelli, C. Arnold Renschler, and Brett P. Brodnax, which we refer to collectively as our continuing investors in this annual report, and certain former stockholders of Specialty Laboratories, including the Specialty Family Limited Partnership and other entities and individuals affiliated with one of our directors, Dr. James B. Peter, which we refer to collectively as the continuing Specialty stockholders in this annual report, entered into agreements with our new parent company, AmeriPath Group Holdings, Inc., or Group Holdings, as described below.

Subscription, Merger and Exchange Agreement

Pursuant to an amended and restated subscription, merger and exchange agreement, in connection with the acquisition of Specialty Laboratories, our continuing investors contributed all of their shares of common stock of Holdings in exchange for an equal number of shares of common stock of Group Holdings. Additionally, WCAS IX and certain of our other continuing investors purchased shares of Group Holdings common stock for an aggregate purchase price of approximately $46.1 million in cash, or $6.00 per share. The continuing Specialty stockholders contributed shares of Specialty Laboratories common stock to Group Holdings in exchange for shares of Group Holdings common stock (with such Specialty Laboratories shares being valued at approximately $119.6 million in the aggregate, or $6.00 per share, for such purposes). Also pursuant to the amended and restated subscription, merger and exchange agreement, Holdings was merged with and into Aqua Acquisition Corp, a new wholly owned subsidiary of Group Holdings, with Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Group Holdings. Upon consummation of the merger of Aqua Acquisition Corp. with and into Holdings, all of the shares of Holdings common stock contributed to Group Holdings were cancelled without payment of any merger consideration. Each of the former stockholders of Holdings who were not party to the amended and restated subscription, merger and exchange agreement, became entitled to receive as merger consideration one share of Group Holdings common stock for each share of Holdings common stock that such stockholder held.

Stockholders Agreement and Registration Rights Agreement

WCAS IX and our other continuing stockholders and the continuing Specialty stockholders entered into a stockholders agreement and registration rights agreement with Group Holdings. The stockholders agreement contains certain restrictions on the transfer of Group Holdings common stock and provides certain stockholders with certain preemptive and information rights. Additionally, the continuing Specialty stockholders, acting as a group, are entitled to appoint one of the directors of Group Holdings so long as they continue to hold a minimum number of shares of Group Holdings common stock. Pursuant to the registration rights agreement, Group Holdings granted certain of our investors rights to require Group Holdings to register shares of its common stock under the Securities Act.

Transaction Fee

A fee of $459,000 was paid to an affiliate of WCAS IX in connection with the acquisition of Specialty Laboratories and we reimbursed WCAS IX and its affiliates for their out-of-pocket expenses in connection with the acquisition of Specialty Laboratories.

Senior Subordinated Notes and Registration Rights

In connection with the March 2003 Transaction, Holdings and an affiliate of WCAS IX, WCAS Capital Partners III, L.P., or WCAS CP III, entered into a securities purchase agreement pursuant to which it purchased senior subordinated notes and shares of Holdings common stock from Holdings for an aggregate purchase price of $67.0 million. In connection with such investment, WCAS CP III entered into a separate registration rights agreement with Holdings that granted WCAS CP III the right to require Holdings to register the senior subordinated notes under the Securities Act in certain circumstances.

Management Agreement

In connection with the March 2003 Transaction, Holdings entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provides management and financial advisory services to Holdings and its subsidiaries, including us. WCAS Management Corporation is entitled to a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Arrangements with Management

We have entered into employment agreements with many of our named executive officers, each of which is described under Item 11 of this annual report. Additionally, many of our employees, including many of our named executive officers, have been granted options to purchase shares of common stock of Group Holdings under its 2006 Stock Option and Restricted Stock Purchase Plan which is described under Item 11 of this annual report.

Consulting Agreement and Other Arrangements with Director

In connection with the acquisition of Specialty Laboratories, we entered into a consulting agreement with James B. Peter, M.D., Ph.D., a member of our board of directors. Pursuant to the terms of the consulting agreement, Dr. Peter agreed to make himself available for agreed upon projects as requested by us and consistent with his status and seniority. In exchange for his services, Dr. Peter is entitled to annual compensation of $225,000. The term of the consulting agreement is for three years. The consulting agreement with Dr. Peter also provides that if he is terminated without cause, or if he terminates the consulting relationship for certain enumerated good reasons, then Dr. Peter will be entitled to his annual payments plus other benefits provided under the consulting agreement for the remainder of the term of the agreement.

In connection with the acquisition of Specialty Laboratories, we assumed Specialty Laboratories’ obligation to provide Dr. Peter, for the remainder of his life, and his wife, for the remainder of her life, coverage, at the our expense, for dental, eye and health care to the same extent that coverage is provided to our actively employed senior executives.

Family Members of James B. Peter, M.D., Ph.D.

Dr. Peter has immediate family members employed by Specialty Laboratories. Specifically, James Estes, Specialty’s Director of Laboratory Information Systems, is the son-in-law of James B. Peter, M.D., Ph.D. Mr. Estes has been employed by Specialty since 1994, and his compensation was established and updated by Specialty in accordance with its standard employment and compensation policies and procedures applicable to employees with equivalent qualifications and responsibilities, and who hold similar positions within Specialty.

Director Stock Grants

Holdings granted Raymond A. Ranelli, one of our directors, two grants of 3,000 restricted shares of Holdings common stock as an annual retainer for 2005 and 2006 in consideration for his services as chairman of our audit committee.

Stock Offering and Redemption

In July 2003, Holdings consummated a private placement of 710,648 shares of its common stock to physicians and other selected employees of our company at a price of $6.00 per share, the price per share paid by WCAS IX in connection with the March 2003 Transaction. The gross proceeds of $4,263,888 from such offering were used by our parent to redeem 710,648 shares of common stock of Holdings then held by WCAS IX at a price of $6.00 per share.

Investment in MPI

In October 2004, the Company purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc. (“MPI”) for $350,000. In October 2005, the Company purchased 1,000,000 shares of Series B Preferred Stock MPI for $2,500,000. Jeffrey A. Mossler, M.D., one of our executive officers and a member of our board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI. As of December 31, 2005 the Company owned a 12.65% fully diluted interest in MPI.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees related to accounting and tax professional services rendered for fiscal years ended December 31, 2005 and 2004.

	2005	2004
Audit fees (a)	$809,508	$836,435
Audit-related fees (b)	166,795	280,000
Tax fees (c)	64,020	—
Total fees	$1,040,323	$1,116,435

(a)	Audit fees consist of fees billed for professional services rendered for the audit of AmeriPath’s annual consolidated financial statements for the fiscal year, reviews of the financial statements included in AmeriPath’s quarterly reports on Form 10-Q for the fiscal year, and other accounting assistance, including expenses.
(b)	Audit-related fees consist of fees billed for assurance and related services that are reasonable related to the performance of the audit or review and are not reported under audit fees. These fees for 2005 and 2004 primarily relate to Sarbanes Oxley, debt offerings and audits and accounting consultation in connection with acquisitions.
(c)	Tax fees consist of fees billed for professional services rendered for tax compliance and research of tax matters.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits:

2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Agreement and Plan of Merger dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

2.4	Amendment No. 1, dated as of January 3, 2006, to the Agreement and Plan of Merger, dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., a Delaware corporation, Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on January 3, 2006)

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.2	Credit Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., the lenders party thereto from time to time, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Citigroup Global Markets, Inc., as Syndication Agent, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Documentation Agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.3	Guarantee and Collateral Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., subsidiaries of AmeriPath, Inc. identified therein and Wachovia Bank, National Association, as Collateral Agent. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.4	Subscription, Merger and Exchange Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath Group Holdings, Inc., a Delaware corporation, Aqua Acquisition Corp., a Delaware corporation, the stockholders of AmeriPath Holdings, Inc. listed therein and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.5	Voting Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.6	Employment Agreement dated March 22, 2004 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 12, 2004)

10.6.1	Amendment to Employment Agreement between AmeriPath, Inc. and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 11, 2005)

10.7	Employment Agreement dated May 15, 2003 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.8	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D. (incorporated by reference to Exhibit 10.7 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9	Employment Agreement dated September 2, 1997 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.1	Amendment to Employment Agreement dated November 21, 2000 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.1 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.2	Second Amendment to Employment Agreement dated February 8, 2001 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.2 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.3	Third Amendment to Employment Agreement dated November 11, 2002 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.3 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.4	Fourth Amendment to Employment Agreement dated July 17, 2003 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.4 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.10	Employment Agreement dated April 1, 2005 by and between AmeriPath and R. Keith Laughman

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

AMERIPATH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Income for the years ended December 31, 2005 and 2004, the period from March 28, 2003 through December 31, 2003, and the period from January 1, 2003 through March 27, 2003.	F-4

Consolidated Statements of Stockholder’s Equity for the years ended December 31 2005 and 2004, the period from March 28, 2003 through December 31, 2003, and the period from January 1, 2003 through March 27, 2003.	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, the period from March 28, 2003 through December 31, 2003, and the period from January 1, 2003 through March 27, 2003.	F-6

Notes to Consolidated Financial Statements	F-7 to F-33

All schedules called for by Regulation S-X have been omitted because they are not applicable or because the required information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of AmeriPath, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriPath, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from March 28, 2003 through December 31, 2003 and of its predecessor for the period from January 1, 2003 through March 27, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida

March 13, 2006

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,998	$20,980
Restricted cash	26,684	17,940
Accounts receivable, net	84,968	76,567
Inventories	2,327	2,335
Deferred tax assets, net	10,909	13,345
Other current assets	4,963	4,823

Total current assets	133,849	135,990

PROPERTY AND EQUIPMENT, NET	49,196	30,964
OTHER ASSETS:
Goodwill, net	608,160	591,819
Identifiable intangibles, net	165,878	179,903
Other	27,066	25,633

Total other assets	801,104	797,355

TOTAL ASSETS	$984,149	$964,309

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,823	$52,620
Accrued interest	9,721	9,456
Current portion of long-term debt	354	2,682
Other current liabilities	218	1,164

Total current liabilities	70,116	65,922

LONG-TERM LIABILITIES:
Long-term debt	479,136	495,171
Other liabilities	33,228	29,220
Deferred tax liabilities, net	16,952	15,904

Total long-term liabilities	529,316	540,295

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2005 and 2004, respectively	1	1
Additional paid-in capital	369,427	352,723
Retained earnings	15,289	5,368

Total stockholder’s equity	384,717	358,092

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$984,149	$964,309

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
NET REVENUES:
Total net revenues	$563,617	$507,271	$366,046	$118,957

OPERATING COSTS AND EXPENSES:
Cost of services	300,244	270,959	189,771	62,145
Selling, general and administrative expenses	109,208	95,688	65,579	21,726
Provision for doubtful accounts	73,766	76,463	56,376	14,997
Amortization expense	11,227	11,100	8,352	3,107
Merger-related charges	—	—	2,404	10,010
Restructuring costs	—	—	2,044	1,196
Loss on sale of practices and asset impairment charges	883	611	425	—

Total operating costs and expenses	495,328	454,821	324,951	113,181

INCOME FROM OPERATIONS	68,289	52,450	41,095	5,776
OTHER INCOME (EXPENSE):
Interest expense	(48,885)	(44,797)	(34,469)	(1,180)
Change in value of derivative	(280)	(1,015)	—	—
Write-off of deferred financing costs	(468)	(3,829)	—	(957)
Other income, net	620	66	318	33

Total other expense, net	(49,013)	(49,575)	(34,151)	(2,104)

INCOME BEFORE INCOME TAXES	19,276	2,875	6,944	3,672
PROVISION FOR INCOME TAXES	9,355	1,361	3,090	2,131

NET INCOME	$9,921	$1,514	$3,854	$1,541

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid – in Capital	Retained Earnings	Total
	Shares	Amount
Predecessor:
BALANCE, DECEMBER 31, 2002	30,673	$307	$321,658	$129,361	$451,326
Exercise of options and warrants	19	—	268	—	268
Tax benefit from stock options	—	—	40	—	40
Net income for the period from January 1, 2003 through March 27, 2003	—	—	—	1,541	1,541

BALANCE, MARCH 27, 2003	30,692	$307	$321,966	$130,902	$453,175

Successor:
Capitalization of successor company at March 28, 2003	100	$1	$319,666	$—	$319,667
Contingent note proceeds	—	—	15,154	—	15,154
Net income for the period from March 28, 2003 through December 31, 2003	—	—	—	3,854	3,854

BALANCE, DECEMBER 31, 2003	100	$1	$334,820	$3,854	$338,675

Contingent note proceeds	—	—	13,678	—	13,678
Parent stock issued in connection with acquisition	—	—	10,000	—	10,000
Transfers to parent company	—	—	(5,775)	—	(5,775)
Net income	—	—	—	1,514	1,514

BALANCE, DECEMBER 31, 2004	100	$1	$352,723	$5,368	$358,092

Contingent note proceeds	—	—	16,704	—	16,704
Net income	—	—	—	9,921	9,921

BALANCE, DECEMBER 31, 2005	100	$1	$369,427	$15,289	$384,717

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,921	$1,514	$3,854	$1,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11,349	9,013	6,673	2,130
Amortization	13,240	13,374	10,317	3,169
Loss (gain) on disposal of assets	168	302	39	(2)
Deferred income taxes	3,481	(1,768)	2,603	—
Provision for doubtful accounts	73,766	76,463	56,376	14,997
Loss on sale of practices and asset impairment charges	883	611	425	—
Write-off of deferred financing costs	468	3,829	—	957
Acquisition and merger-related charges	—	—	2,404	10,010
Change in value of derivative	280	1,015	—	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(84,976)	(69,223)	(42,252)	(19,607)
(Increase) decrease in inventories	(151)	(432)	(122)	42
(Increase) decrease in other current assets	(1,286)	1,064	5,665	1,321
Increase (decrease) in accrued interest	264	2,138	7,292	(155)
(Increase) decrease in other assets	(1,400)	(1,381)	(1,815)	139
Increase (decrease) in accounts payable and accrued expenses	12,145	17,519	(7,210)	10,108

Net cash provided by operating activities	38,152	54,038	44,249	24,650

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(29,431)	(12,803)	(6,750)	(2,553)
Cash paid for acquisitions and acquisition costs, net of cash acquired	—	(38,461)	(4,120)	(702)
Acquisition and merger-related charges paid	—	—	(13,544)	(642)
Proceeds from sale of managed practice	5,150	—	—	—
Increase in restricted cash	(8,744)	(5,115)	(4,357)	(15)
Investment in stock of genomics company	(2,650)	(350)	—	—
Payments of contingent notes	(17,065)	(14,079)	(15,154)	(21,879)

Net cash used in investing activities	(52,740)	(70,808)	(43,925)	(25,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	—	—	268
Debt issuance costs	(211)	(3,245)	(22,834)	—
Net (payments) borrowings on long-term debt and capital leases	(2,936)	(1,631)	756	(131)
Proceeds from term loan facility	—	—	225,000	—
Payments on former credit facility	—	—	(113,190)	—
Repayments under term loan facility	—	—	(11,687)	—
Proceeds from senior debt offering	—	—	275,000	—
Equity investment by Parent	—	—	296,222	—
Contingent note proceeds	16,704	13,678	15,154	—
Purchase of common stock and outstanding options	—	—	(629,554)	—
Transaction costs	—	—	(11,655)	—
Net payment of term loan facility	(15,951)	(98,313)	—	—
Proceeds from sale of bonds	—	79,500	—	—
Tax benefit from exercise of stock options	—	—	—	40
Payments to Parent	—	(5,775)	—	—
Proceeds from revolving debt facility	—	30,000	—	—

Net cash (used in) provided by financing activities	(2,394)	14,214	23,212	177

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,982)	(2,556)	23,536	(964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,980	23,536	—	964

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,998	$20,980	$23,536	$—

SUPPLEMENTAL NON-CASH TRANSACTIONS
Rollover of Welsh, Carson, Anderson & Stowe IX, L.P. (“WCAS”) equity	—	—	23,445	—
Property and equipment acquired pursuant to capital leases	522	41	12	444
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	48,885	44,797	25,761	552
Cash paid during period for taxes	2,665	1,693	2,462	892

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise indicated)

Note 1. Business and Organization

AmeriPath, Inc. and subsidiaries (“AmeriPath” or the “Company”), is one of the leading anatomic pathology laboratory companies in the United States. The Company is a provider of physician-based anatomic pathology, dermatopathology, molecular diagnostic services, and other esoteric services to physicians, hospitals, clinical laboratories and surgery centers. We support community-based medicine by helping physicians provide excellent and effective care for their patients. The Company services an extensive referring physician base through its 48 laboratories, and provides inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by 390 pathologists.

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

Our predecessor was incorporated in February 1996 and since that time has built its business by completing over 60 acquisitions of anatomic pathology laboratories and operations and through internal growth.

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

In states where AmeriPath is not permitted to directly own a medical operation, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, AmeriPath conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, AmeriPath generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management service agreement between AmeriPath and the affiliated entity. Under the management services agreement, AmeriPath exclusively manages all aspects of the operation, including entering into all managed care contracts, other than the provision of medical services. Generally, the affiliated entity has no operating assets because AmeriPath acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with Emerging Issues Task Force Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements (“EITF 97-2”), Financial Accounting Standards Board (“FASB”) Statement No. 94 and Accounting Pronouncements Board (“APB”) Opinion No. 16, the financial statements of the operations AmeriPath controls, including these affiliated entities, are included in the consolidated financial statements of AmeriPath.

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 3% and 5% of the Company’s net revenues for the years ended December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the entire $99 million and $115 million outstanding, respectively, under the Company’s senior credit facility borrowings bear interest at a variable market rate, and thus have a carrying amount that approximates fair value. The $350.0 million of senior subordinated notes outstanding as of December 31, 2005 were trading at a 106%.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

Restricted Cash

Restricted cash at December 31, 2005 and 2004 consists of approximately $26.7 million and $17.9 million, respectively, of premium revenue received by the Company’s insurance captive to be used for future insurance claims and expenses. The insurance captive was formed in 2002.

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

Certain software development costs for internally developed software are capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are being amortized over 3 years. Amortization of capitalized software costs begins when the software is placed into service and is included in depreciation expense, which is included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Intangible Assets

As of December 31, 2005, the Company had net identifiable intangible assets and net goodwill of $165.9 million and $608.2 million, respectively. The Company continually assesses whether an impairment in the carrying value of the intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the Company reduces the carrying value of the intangible asset. The Company would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other relevant factors.

The predecessor adopted the provisions of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized. Instead, these assets are reviewed for impairment annually with any related losses recognized in earnings in the period incurred.

During 2004, the Company sold its ownership interest in a Michigan practice which resulted in a pre-tax loss of $0.6 million. In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million. In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis and Los Gatos managed service agreements, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed.

Deferred Debt Issuance Costs

On March 27, 2003, and in connection with the consummation of the March 2003 Transaction, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “Credit Facility”).

In February 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs totaling approximately $3.5 million related to the amendment of its term B credit facility and the related reduction in the facility to $125.0 million. In June 2004, the Company wrote-off a portion of the balance of its deferred debt financing costs of approximately $0.3 million related to voluntary principal prepayments of its term B credit facility. The 2004 write-offs are included in the consolidated statement of income for the year ended December 31, 2004.

In April 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $6.3 million voluntary prepayment of the term loan facility. In June 2005, the Company wrote-off approximately $0.2 million of its deferred debt financing costs as a result of a $5.0 million voluntary prepayment of the term loan facility. In August 2005, the Company wrote-off approximately $0.1 million of its deferred debt financing costs as a result of a $4.3 million voluntary prepayment of the term loan facility. The 2005 write-offs are included in the consolidated statement of income for the year ended December 31, 2005.

Debt financing costs associated with the Credit Facility have been capitalized and are being amortized on a straight-line basis over terms ranging from six to ten years. As of December 31, 2005 and 2004, gross amounts of $21.3 million and $21.8 million of debt financing costs, net of accumulated amortization of $6.3 million and $4.1 million, respectively, are included in other assets in the accompanying consolidated balance sheets.

Self Insured Claims Liability

Effective July 1, 2002, the predecessor replaced its existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or wholly owned captive, arrangement. The predecessor entered into this self-insurance arrangement because of its inability to renew existing coverage at acceptable rates, which the predecessor believed to be an industry-wide situation. Under this self-insurance structure, the Company retains more risk for medical malpractice costs, including settlements and claims expense, than under previous coverages. While the predecessor obtained excess liability coverage for medical malpractice costs, there is no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk the predecessor retains under these arrangements. The Company’s medical malpractice costs are based on actuarial estimates of its medical malpractice settlement and claims expense and the costs of maintaining the captive insurance program and excess coverage. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions could materially affect the Company’s results of operations in a particular period, even if the Company does not experience an actual increase in claims or related expenses. As of December 31, 2005 and 2004, $10.9 million and $7.0 million, respectively, of estimated loss reserves were accrued, based on actuarial estimates and discount rates of 2.5%, to cover existing claims filed. In addition, the Company has accrued incurred but not reported “IBNR” costs of $13.7 million as of December 31, 2005 to cover future IBNR claims, which are based on actuarial estimates, utilizing a discount rate of 2.5%. As of December 31, 2004, the Company had accrued IBNR costs of $13.5 million. All accrued insurance loss reserves and IBNR costs are recorded in cost of services in the consolidated statements of income and other long term liabilities in the consolidated balance sheets.

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

Unbilled receivables for the owned practices, net of allowances, as of December 31, 2005 and 2004 amounted to approximately $12.4 and $11.2 million and are included in accounts receivable, net on the accompanying consolidated balance sheets.

Net management service revenue reported by the Company represents net physician group revenue less amounts retained by physician groups. The amounts retained by physician groups represent amounts paid to the physicians pursuant to the management service agreements between the Company and the physician groups. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician groups. The provision for bad debts represents management’s estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors. Net management service revenue is included in total net revenues in the consolidated statements of income. Net management service revenue was $17.2 million, $24.3 million, and $23.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Stock Options

The Company accounts for its employee stock options plan using the intrinsic method under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company applies the provision of APB No. 25 in accounting for its employee stock option plan, and because the exercise price of its options is equal to or greater than the market value of its options at the date of grant, no compensation cost has been recognized for the option plan in the consolidated statements of income.

As part of the March 2003 Transaction, all predecessor options that were outstanding at March 27, 2003 were repurchased by the Company. During 2003, Holdings granted approximately 7.6 million options to purchase shares of Holdings common stock to certain directors and employees of the Company. The options were granted with an exercise price of $6.00 per share and most vest ratably over 5 years. Because Holdings is the principal shareholder in the Company, FASB Financial Interpretation No. (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation,” requires that the Company account for option grants in Holdings stock as if the Company itself granted such options. No expense has been incurred related to these options since the exercise price of all such grants exceeded the fair value of Holdings’ common stock on the respective grant dates.

Had the Company determined compensation costs based on the fair value method as defined in SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure “ – an amendment of FASB Statement No. 123”, the impact on the Company’s net earnings on a pro forma basis is indicated below:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28 through December 31, 2003	Period from January 1 through March 27, 2003
Net income as reported	$9,921	$1,514	$3,854	$1,541
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(1,273)	(1,541)	(967)	(1,654)

Pro forma net income (loss)	$8,648	$(27)	$2,887	$(113)

In December 2004, the FASB issued Statement No. 123 (revised 2004, Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123. The Statement supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123 (R) eliminates the intrinsic value measurement method of accounting for services received in exchange for an award of equity instruments and requires the measurement of such services to be based on the fair value of the award on the date of grant. The standard requires grant date fair value to be estimated using an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123(R) for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same under the “modified prospective” method, but such method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123(R). The Company plans to adopt SFAS No. 123 (R) under the modified prospective method on January 1, 2006. The Company currently estimates the adoption to impact net income by approximately $2.0 million, net of tax, for 2006.

Income Taxes

The Company’s provision for income taxes includes federal and state income taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and represent the estimated future tax effects resulting from temporary differences between financial statement carrying values and tax reporting bases of assets and liabilities.

AmeriPath, Inc. and its guarantor subsidiaries are included in a federal consolidated tax return with its Parent company, AmeriPath Holdings, Inc. due to Internal Revenue Code filing requirements. The non-guarantor subsidiaries file separate tax returns.

Comprehensive Income

In 2001, the predecessor adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), which requires the predecessor to report and display certain information related to comprehensive income. For the years ended December 31, 2005 and 2004, the period from March 28, 2003 through December 31, 2003, and the period from January 1, 2003 through March 27, 2003, net income equaled comprehensive income.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) which requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (i) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was affected by a change in accounting principle, and (ii) correction of errors in previously issued financial statements should be termed a “restatement”. In accordance with the new rule, the Company will adopt SFAS No. 154 in the first quarter of 2006. The Company does not believe the effect of adopting SFAS No. 154 will have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Note 3. The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation. Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P, (“WCAS”). WCAS, its related investors and several employees of the Company own 100% of the outstanding common stock of Holdings after the March 2003 Transaction. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Holdings.

The funds necessary to consummate the March 2003 Transaction were approximately $804.0 million, including approximately $629.6 million to pay the stockholders and option holders of AmeriPath (other than WCAS and its affiliates) all amounts due under the merger agreement, approximately $127.5 million to refinance existing indebtedness and approximately $46.9 million to pay related fees and expenses. Prior to the merger, the 1,534,480 shares of AmeriPath common stock then owned by WCAS and its affiliates were contributed to Holdings in exchange for shares of Holdings’ common stock. These shares were cancelled without payment of any merger consideration. The March 2003 Transaction was financed by a cash common equity investment by WCAS and its related equity investors of $296.2 million in Holdings, which funds were contributed by Holdings to AmeriPath in exchange for shares of AmeriPath’s common stock, $225.0 million in term loan borrowings under Ameripath’s credit facility, the issuance of $275.0 million in senior subordinated notes and existing AmeriPath cash of $7.8 million.

The March 2003 Transaction was accounted for under the purchase method of accounting prescribed in SFAS No. 141, “Business Combinations,” (SFAS No. 141), with intangible assets recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142). In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill is recorded.

As required under current guidance, any amounts recorded or incurred (such as goodwill or debt) by our parent as a result of the March 2003 Transaction should be “pushed down” and recorded on our financial statements. The following table summarizes the final allocation of the March 2003 Transaction based upon a valuation completed by an independent third-party valuation firm during September 2003.

Cash and equity contributed by WCAS	$319,667
Total liabilities assumed	587,801
Fair value of assets acquired	(676,458)

Excess purchase price (goodwill)	$231,010

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2005, approximately $45.5 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

For the period from March 28, 2003 through December 31, 2003 and for the period from January 1, 2003 through March 27, 2003, the Company recorded merger-related charges of approximately $2.4 million and $10.0 million, respectively, related to the March 2003 Transaction.

Note 4. Merger and Acquisitions

During 2005, the Company did not acquire any new practices. In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 million and

1,666,667 shares of the Parent’s company common stock valued at $10.0 million. The acquisition was not considered significant therefore pro forma financial statements were not required to be presented. The practice provides outpatient services to the Northeast region, and will expand the Company’s geographical presence in this area. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with this acquisition as of the date of the acquisition as accounted for under SFAS No. 41, which requires the use of the purchase method of accounting.

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

During the years ended December 31, 2005 and 2004, and the period from March 28, 2003 through December 31, 2003 the Company made contingent note payments of $17.1 million, $14.1million, and $15.1 million, respectively. During the period from January 1, 2003 through March 27, 2003, the predecessor made contingent note payments of $21.9 million.

All of the Company’s and the predecessor’s acquisitions have been accounted for using the purchase method of accounting, except for the Inform DX acquisition in 2000. The aggregate consideration paid, and to be paid for acquisitions, is based on a number of factors, including each practice’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments of approximately $13.1 million over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement were not met. As of December 31, 2005, contingent note payments aggregating $173.9 million have been paid. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principals in the United States, are not reflected in our results of operations.

The accompanying consolidated financial statements include the results of operations of acquisitions accounted for under the purchase method from the date acquired through December 31, 2005.

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

The following table represents the roll forward of the allowances for contractual adjustments and uncollectible accounts:

	Years Ended December 31,
	2005	2004	2003
Beginning allowances for contractual adjustments and uncollectible accounts	$129,512	$125,420	$96,208
Provision for contractual adjustments	362,109	383,544	368,274
Provision for doubtful accounts	73,766	76,463	71,373
Managed practice contractual adjustments and bad debt expense	24,356	32,096	29,439
Write-offs and other adjustments	(483,319)	(488,011)	(439,874)

Ending allowances for contractual adjustments and uncollectible accounts	$106,424	$129,512	$125,420

The Company grants credit without collateral to individual patients, most of whom are insured under third-party payor agreements. The estimated mix of receivables from patients and third-party payors is as follows:

	December 31,
	2005	2004
Government programs	20.5%	17.5%
Third-party payors	54.5	48.8
Private pay patients	18.1	29.5
Other	6.9	4.2

	100.0%	100.0%

Note 6. Net Revenue

A significant portion of the Company’s net revenue is generated by the hospital-based practices through contracts with various hospitals. HCA, Inc., (“HCA”) owned approximately 12% of these hospitals. For the years ended December 31, 2005, 2004, and 2003, approximately 8%, 10%, and 10%, respectively, of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Note 7. Property and Equipment

Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2005	December 31, 2004
Laboratory, office and data processing equipment	3-7	$65,509	$53,645
Leasehold improvements	5-10	20,606	12,954
Furniture and fixtures	3-7	6,247	5,195
Mobile laboratory units	3	210	205
Automotive vehicles	3-5	2,946	2,618

		95,518	74,617
Less accumulated depreciation		(57,106)	(49,512)
Construction in progress		10,784	5,859

Property and equipment, net		$49,196	$30,964

Depreciation expense was $11.3 million, $9.0 million, and $8.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 8. Intangible assets

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

	Successor .		December 31, 2005 Amortization periods
	December 31, 2005	December 31, 2004	Range	Weighted Average Years
Hospital contracts	$133,282	$136,712	25	25
Accumulated amortization	(14,534)	(9,224)
Client lists	3	3	10	10
Accumulated amortization	(1)	(1)
Laboratory contracts	240	240	1	1
Accumulated amortization	(240)	(240)
Management service agreements	4,642	8,000	20	20
Accumulated amortization	(1,035)	(700)
Non-compete and employment agreements	19,150	18,000	3-5	4
Accumulated amortization	(14,869)	(9,287)
Payor contracts	11,310	9,200	N/A	N/A
Trade names	27,930	27,200	N/A	N/A

Identifiable intangibles, net	$165,878	$179,903

Goodwill, net	$608,160	$591,819

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2005 is as follows:

2006	7,923
2007	6,851
2008	6,019
2009	5,741
2010	5,563
Thereafter	97,380

The weighted average amortization period for identifiable intangible assets is approximately 14.1 years. As discussed in Note 2, the Company ceased amortizing goodwill during 2002 upon adoption of SFAS No. 142.

Note 9. Asset Impairment and Related Charges

In August 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis managed service agreement, the Company performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at September 30, 2005. In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million.

During 2004, the Company sold its ownership interest in a practice in Michigan resulting in a loss on the sale of approximately $0.6 million. In 2003, the Company sold its ownership interest in two hospital-based practices in Florida and as a result, recorded a pre-tax loss of approximately $0.4 million.

Note 10. Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the years ended December 31, 2005 and 2004, the change in the value of the derivative was a loss of approximately $0.3 million and $1.0 million respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

The Company is subject to market risk associated principally with changes in interest rates. The Company’s principal interest rate exposure relates to the amount outstanding under its credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $99 million at December 31, 2005, each quarter point increase or decrease in the floating rate, increases or decreases interest expense by approximately $0.3 million per year, respectively.

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

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$28,362	$21,074
Accrued compensation	27,286	26,159
Accrued loss reserves	3,622	4,040
Accrued acquisition costs	555	1,240
Other accrued expenses	—	107

Total	$59,823	$52,620

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

A reconciliation of activity with respect to merger-related reserves is as follows:

	Balance December 31, 2003	Payments	Balance December 31, 2004
Employee termination costs	$200	$(200)	$—
Lease commitments	1,173	(211)	962
Other costs	213	12	225

Total	1,586	$(399)	1,187

Less: portion included in current liabilities	(581)		(246)

Total included in other liabilities	$1,005		$941

	Balance December 31, 2004	Statement of Operations Charges (successor)	Payments	Balance December 31, 2005
Lease commitments	$962	$(443)	$(91)	$428
Other costs	225	(7)	—	218

Total	1,187	$(450)	$(91)	646

Less: portion included in current liabilities	(246)			(246)

Total included in other liabilities	$941			$400

Note 13. Restructuring Costs

During the period from January 1, 2003 through March 27, 2003, the predecessor incurred certain restructuring costs as promulgated by SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” of approximately $1.2 million for employee severance costs in connection with a reduction in workforce at our Southern California, Philadelphia, Central Florida and North Texas laboratories. The Company incurred an additional $2.0 million during the second quarter of 2003 for remaining severance costs and the closure of the Southern California laboratory. The Southern California laboratory was closed as a result of a loss of revenues from Quest Diagnostics, Inc., which historically accounted for a significant portion of this laboratory’s revenues.

Note 14. Long-term Debt

Long-term debt consisted of the following:

	Successor
	December 31, 2005	December 31, 2004
Revolving loan	$30,000	$30,000
Term loan	99,049	115,000
Note payable, other	132	218
Capital leases	309	216
Senior subordinated notes	350,000	350,000
Subordinated notes issued and assumed in connection with acquisitions, payable in 2005, at 8% interest	—	2,419

	479,490	497,853
Less: current portion	(354)	(2,682)

Long-term debt, net of current portion	$479,136	$495,171

At December 31, 2005, maturities of long-term debt were as follows:

2006	$354
2007	57
2008	30
2009	99,361
2010	29,688
Thereafter	350,000

Total	$479,490

The following is a summary of the Company’s contractual cash obligations excluding interest and payments on the contingent notes, as of December 31, 2005 (in millions):

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under the senior credit facility	$—	$—	$99.0	$—	$99.0
Revolver loan	—	—	30.0	—	30.0
Other indebtedness	3.5	0.5	0.3	—	4.3
Operating leases	7.8	7.0	15.8	18.4	49.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$11.3	$7.5	$145.1	$368.4	$532.3

On January 31, 2006, in connection with the merger of Specialty Laboratories, Inc., the Company refinanced its current senior secured credit facility. The following is a summary of the contractual cash obligations, excluding interest and payments on the contingent notes, as of January 31, 2006 after giving effect to the Specialty Laboratories, Inc. acquisition (in millions):

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under the senior credit facility	$—	$—	$—	$203.5	$203.5
Revolver loan	—	—	52.0	—	52.0
Other indebtedness	3.5	0.5	0.3	—	4.3
Operating leases	7.8	7.0	15.8	18.4	49.0
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$11.3	$7.5	$68.1	$571.9	$658.8

Credit Facility— On March 27, 2003, in connection with the consummation of the March 2003 Transaction, the predecessor terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse First Boston and Deutsche Bank Securities, Inc. The write-off of the unamortized debt costs related to the former credit facility was approximately $1.0 million and is included in the predecessor consolidated statement of income for the period from January 1, 2003 through March 27, 2003.

On January 31, 2006, in connection with the merger of Specialty Laboratories, Inc., the Company terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty Laboratories merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger.

The interest rates per annum applicable to loans under the New Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

The alternate base rate is the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The facility also requires a commitment fee to be paid quarterly equal to 0.125% of any unused commitments under the revolving loan facility.

The New Credit Facility requires scheduled quarterly payments on the term loan in amounts equal to $508,750 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2006.

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

Letters of Credit

As of December 31, 2005, the Company had letters of credit outstanding totaling $2.6 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2005 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 3.5%. Available borrowings under the $65.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on December 31, 2004 to satisfy Florida Medicaid requirements.

Note 15. Lease Commitments

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 19. Future minimum lease commitments under noncancellable operating leases consisted of the following at December 31, 2005:

2006	7,752
2007	6,979
2008	6,265
2009	5,366
2010	4,218
2011	3,982
Thereafter	14,410

$48,972

Owned practices’ rent expense under operating leases for the years ended December 31, 2005, 2004, and 2003 was $9.6 million, $7.6 million, and $6.8 million, respectively.

Note 16. Option Plan

The Company’s Parent has adopted a 2003 Stock Option and Restricted Stock Purchase Plan, which is referred to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 11,697,146 shares of the Parent’s common stock. Shares of common stock related to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

A committee of not less than two persons appointed by the board of directors of the Parent administers the stock option plan. If no such committee is appointed, the board of directors serves as the administrator and has all authority and obligations under the stock option plan. The administrator has the sole discretion to grant options to employees and to determine the terms of awards and options granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of sescent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

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

The stock option plan will terminate in March 2013, but the board of directors of the Parent may terminate the stock option plan at any time in its sole discretion. The board of directors of the Parent may amend the plan subject to limited restrictions requiring the vote of a majority of the outstanding voting common stock of the Parent.

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if employee stock options had been accounted for under the fair value methods of that statement. The value for these options was estimated at the date of grant using the minimum value method during 2005, 2004, and the period from March 28, 2003 through December 31, 2003, and used the following weighted-average assumptions:

	2005	2004	2003
Risk free interest rate	4.2%	4.2%	3.3%
Dividend yield	—	—	—
Volatility factor	0%	0%	0%
Weighted average life (years)	8.0	8.0	8.0

Using the minimum value method, the estimated weighted-average grant date fair value per option granted during both 2005 and 2004 was $1.66. Using the minimum value method, the estimated weighted-average grant date fair value per option granted during the period March 28, 2003 through December 31, 2003 was $1.49. The predecessor did not grant any options during January 1, 2003 through March 27, 2003.

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

A summary of option activity is presented below:

	Successor December 31, 2005		Successor December 31, 2004		Successor March 28, 2003 through December 31, 2003		Predecessor January 1, 2003 through March 27, 2003
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Balance at beginning of period	8,961,527	$6.00	6,455,908	$6.00	—	—	2,331,540	$20.31
Repurchased	—	—	—	—	—	—	(2,317,675)	20.31
Granted	696,000	6.00	4,517,811	6.00	7,577,265	6.00	—	—
Exercised	—	—	—	—	—	—	(13,865)	11.95
Terminated/Lapsed	(1,416,325)	6.00	(2,012,192)	6.00	(1,121,357)	6.00	—	—

Balance at end of period	8,241,202	6.00	8,961,527	6.00	6,455,908	6.00	—	—

Exercisable at end of period	2,150,690	6.00	889,743	6.00	—	—	—	—

As part of the March 2003 Transaction, all stock options granted prior to 2003 were fully vested and purchased by the Company.

Note 17. Employee Benefit Plans

Effective July 1, 1997, the predecessor consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the “401(k) Plan”) covering substantially all eligible employees as defined in the 401(k) plan. The new 401 (k) Plan requires annual employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees’ contributions up to a maximum of 6.0% of an employees annual salary (up to a maximum of one thousand dollars per employee prior to January 1, 2005). Matching contributions aggregating $3.5 million, $1.1 million, $0.5 million, and $0.5 million were expensed in years 2005, and 2004, in the period from March 28, 2003 through December 31, 2003, and in the period from January 1, 2003 through March 27, 2003, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans, which cover substantially all eligible employees of the acquired practices.

During 1999, the predecessor introduced a Supplemental Employee Retirement Plan (“SERP”) which covers only selected employees. The SERP is a non-qualified deferred compensation plan, which was established to aid in the retention of the non-selling physicians and other key employees. Ameripath does not fund the SERP liability, but instead pays for current benefits out of general funds available. Ameripath has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants life insurance benefits as well as future SERP payments. In 2005, the eligible participants were allowed to defer up to twenty thousand dollars of compensation and/or eligible bonuses per year. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP were $1.6 million and $0.2 million, respectively, for the year ended December 31, 2005, $1.5 million and $0.4 million, respectively, for the year ended December 31, 2004, and $1.2 million and $0.2 million, respectively, for the year ended December 31, 2003. The account balances of the SERP were $7.8 million, for the year ended December 31, 2005, and $6.1 million for the year ended December 31, 2004. The SERP liability is classified as other long term liabilities on the consolidated balance sheet.

The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. The amount expensed under both of these plans for employer contributions was approximately $0.2 million, $0.5 million, $0.5 million, and $0.2 million in years 2005 and 2004, in the period from March 28, 2003 through December 31, 2003, and in the period from January 1, 2003 through March 27, 2003, respectively.

18. Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists and with respect to hospital employees who are under the supervision of its hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice and most of those suits relate to cytology services. Based upon investigations conducted to date, the Company believes the outcome of any pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition, results of operations or liquidity. If the Company is ultimately found liable under the outstanding medical malpractice claims, there can be no assurance that medical malpractice insurance arrangements will be adequate to cover all such liabilities. The Company also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

Through June 30, 2002, the predecessor was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the predecessor formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. For the period July 1, 2005 through June 30, 2006, the Company expects to incur approximately $14.3 million for medical malpractice costs, of which $7.2 million was incurred in the six months ended December 31, 2005. For the period July 1, 2004 through June 30, 2005, approximately $14.5 million was expensed for medical malpractice costs.

Self-insured Health Benefits — Effective August 1, 2002, the predecessor provided health care benefits to its employees through a self insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at December 31, 2005 is $15.3 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Workers’ Compensation Policy — Effective July 1, 2000, the predecessor acquired workers’ compensation insurance with a deductible program. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation exposures based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The policies operate on an occurrence basis. As such, the exposure for incurred but not reported claims is slight. The ultimate cost of workers’ compensation claims will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. The Company currently aggressively defends each claim and pursues subrogation whenever available to recoup third party damages to offset payments.

Healthcare Regulatory Environment and Reliance on Government Programs — The healthcare industry in general, and the services that the Company provides, are subject to extensive federal and state laws and regulations. Additionally, a significant portion of the Company’s net revenue is from payments by government-sponsored health care programs, principally Medicare and Medicaid, and is subject to audits and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or changes in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company’s operations are continuously subject to review and inspection by regulatory authorities.

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but is a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals. To the Company’s knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. The Company is providing information to the United States Attorney’s Office and the Florida Attorney General’s Office and intends to cooperate in the investigations. The Company is conducting its own internal investigation of the matters. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

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

Medicare Reimbursement —The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. Congress revised the methodology through legislation enacted in December 2003. This revised methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003, a 4.5% reduction in 2004, a 3.3% reduction in 2005, and a 4.4% reduction in 2006, if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. In 2006, Congress required that the conversion factor be frozen at the 2005 amount, establishing a 0% update of the conversion factor in 2006. It is unclear how the revised methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (“SLA”), is 60% owned by our wholly-owned subsidiary, Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”). SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $2.0 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon us and certain of our directors and officers. Our management believes that any claim against us or our directors and officers in connection with these judgments, if made, would be without merit, and we would vigorously defend any such action.

In December 2003, we were served with an action in which we are named as a defendant, together with certain of our former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of our former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. We have provided notice to the applicable insurance carriers. While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relevant insurance carriers on the coverage issue, such carriers have not yet acknowledged coverage of the matter.

Note 19. Related Party Transactions

The Company leases laboratory and administrative facilities used in the operations of twelve practices from entities beneficially owned by parties related to the Company. The terms of the leases expire from 2006 to 2009 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $1.4 million, $1.7 million, $1.1 million, and $0.4 million, respectively, for the years 2005 and 2004, for the period from March 28, 2003 through December 31, 2003, and for the period from January 1, 2003 through March 27, 2003.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2005, approximately $45.5 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

In connection with the March 2003 Transaction, the Parent entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provides management and financial advisory services to the Company’s Parent and its subsidiaries, including Ameripath. WCAS Management Corporation is entitled to a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

On July 24, 2003, the Company’s Parent consummated a private placement of 710,648 shares of its common stock to physicians and other selected employees of our Company at a price of $6.00 per share, the price per share paid by WCAS IX in connection with the March 2003 Transaction. The gross proceeds of $4,263,888 from such offering were used by the Company’s Parent to redeem 710,648 shares of the Parent’s common stock then held by WCAS IX at a redemption price of $6.00 per share.

In October 2004, the Company purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc. (“MPI”) for $350,000. In October 2005, the Company purchased 1,000,000 shares of Series B Preferred Stock MPI for $2,500,000. Jeffrey A. Mossler, M.D., one of the Company’s executive officers and a member of the board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI. As of December 31, 2005 the Company owned a 12.65% fully diluted interest in MPI.

In August 2004, three of the Company’s executive officers, Donald E. Steen, Jeffrey A. Mossler, M.D. and Clay J. Cockerell, M.D., purchased $1.0 million of our outstanding Senior Subordinated Notes. In order to consummate this purchase, the Company purchased the Senior Subordinated Notes from the open market at market value plus accrued interest, and sold them directly to the three officers of the Company at market value plus accrued interest. The amounts invested by the three officers were approximately: $500,000 by Donald E. Steen; $400,000 by Jeffrey A. Mossler, M.D. and $100,000 by Clay J. Cockerell, M.D.

Note 20. Income Taxes

The provision for income taxes for the years ended December 31, 2005 and 2004, for the period from March 28, 2003 through December 31, 2003, and for the period from January 1, 2003 through March 27, 2003, consists of the following:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
Current:
Federal	$3,947	$1,011	$2,339	$(562)
State	1,926	1,607	248	(60)

Total current provision (benefit)	5,873	2,618	2,587	(622)

Deferred:
Federal	3,148	(1,136)	455	2,488
State	334	(121)	48	265

Total deferred (benefit) provision	3,482	(1,257)	503	2,753

Total provision for income taxes	$9,355	$1,361	$3,090	$2,131

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.7	3.7	3.7	3.7
Non-deductible items, primarily amortization of goodwill	—	1.2	—	—
Non-deductible items, merger- related charges	—	—	—	16.6
Meals & entertainment and other non-deductibles	—	7.4	(0.5)	1.6
Change in valuation allowance	9.8	—	6.8	—

	48.5%	47.3%	45.0%	56.9%

The following is a summary of the Company’s deferred tax assets, net and deferred tax liabilities, net as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax assets (short term):
Allowance for doubtful accounts	$10,164	$13,366
Accrued liabilities	1,113	424

Deferred tax assets (short term)	11,277	13,790

Deferred tax liabilities (short term):
481(a) adjustment	(368)	(445)

Deferred tax liabilities (short term)	(368)	(445)

Net short term deferred tax assets	10,909	13,345

Deferred tax assets (long-term):
Net operating loss	15,744	11,310
Self insurance	5,366	5,527
Other	4,159	3,277

Deferred tax assets (long-term)	25,269	20,114
Less: valuation allowance	(9,620)	(6,383)

Net deferred tax assets (long-term)	15,649	13,731

Deferred tax liabilities (long-term):
Change from cash to accrual basis of accounting by the acquisitions	—	(727)
Intangible assets acquired	(27,651)	(25,543)
Property and equipment	(2,314)	(2,388)
Other	(2,636)	(977)

Deferred tax liabilities (long-term)	(32,601)	(29,635)

Net long-term deferred tax liability	(16,952)	(15,904)

Net deferred tax liabilities	$(6,043)	$(2,559)

In addition, future tax benefits, such as from federal net operating loss (“NOL”) and state net operating loss (“SNOL”) carryforwards and capital carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $9.6 million of net deferred tax assets at December 31, 2005 due to the uncertainty regarding the Company’s ability to utilize the acquired NOLs and incurred capital loss due to Internal Revenue Code limitations.

Name of Company	Year of Loss	Loss	Expiration
American Path Resources, Inc. - NOL	12/31/95	$337	12/31/07
American Path Resources, Inc. - NOL	12/31/96	681	12/31/08
American Path Resources, Inc. - NOL	12/31/97	2,346	12/31/09
American Path Resources, Inc. - NOL	04/30/98	721	12/31/15

Total American Path Resources, Inc.		4,085
Diagnostic Path Mgmt Svcs, LLC – NOL	11/30/00	919	11/30/20
Jeffrey R. Light, M.D., Inc. – NOL	12/31/03	265	12/31/23

Jeffrey R. Light, M.D., Inc. – SNOL	12/31/03	28

AmeriPath, Inc. – SNOL	12/31/03	1,324	2018 to 2023

AmeriPath, Inc.—SNOL	12/31/04	1,818	2019 to 2024

AmeriPath, Inc. – SNOL	12/31/05	657	2020 to 2025

Subtotal – NOL valuation allowance		9,096
Capital Losses	12/31/03	137	12/31/08

Capital Losses	12/31/04	387	12/31/09

Total valuation allowance		$9,620

Note 21. Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 2005 and 2004, for the period from March 28 through December 31, 2003, and for the period from January 1 through March 27, 2003:

	Successor			Predecessor
	Year ended December 31, 2005	Year ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
Assets acquired	$—	$49,404	$5,563	$1,200
Liabilities assumed	—	(471)	(1,351)	(500)
Common stock issued by parent company	—	(10,000)	—	—

Cash paid for acquisitions	—	38,933	4,212	700
Less cash acquired	—	(472)	(93)	—

Net cash paid for acquisitions	—	38,461	4,119	700
Costs related to completed and pending acquisitions	—	—	1	2

Cash paid for acquisitions and acquisition costs, net of cash acquired	$—	$38,461	$4,120	$702

Note 22. Segment Reporting

The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: anatomic pathology and dermatopathology. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

Note 23. Internally Developed Computer Software Costs

During 2005 and 2004, the Company capitalized approximately $3.9 million and $1.8 million, respectively, of payroll and benefit related costs pertaining to the capitalization of internally developed software costs. Projects being undertaken, among others, are the development of a standardized lab information reporting and billing system, the creation of software interfaces and various online reports, and the development of a new online job applicant tracking system. These costs are being incurred during the application development stage and are capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These unamortized costs are included in property and equipment, net, on the consolidated balance sheets and were $6.1 million and $2.5 million as of December 31, 2005 and 2004, respectively. The unamortized costs are being amortized over a three-year period once they are placed into service. There was no amortization expense in 2005 and amortization expense was $0.1 million and $0.3 million for the years ended December 31, 2004, and 2003, respectively.

Note 24. Subsequent Events

On January 31, 2006, the Company completed its acquisition of Specialty Laboratories, Inc., in a transaction valued at approximately $334.4 million. Specialty Laboratories is a leading hospital-focused clinical reference laboratory specializing in high end esoteric testing. Under the terms of the merger agreement the Company acquired all common shares of Specialty Laboratories common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company paid $197.8 million in cash and issued $119.6 million in Ameripath Holdings, Inc. stock. In addition, Ameripath paid $9.7 million in cash for outstanding stock options of Specialty Laboratories. Pursuant to the terms of the merger agreement, Specialty Laboratories’ outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $334.4 million includes transaction costs of approximately $7.4 million. The Company is currently in the process of performing its allocation of purchase price, but goodwill as associated with the transaction is expected to approximate between $190.0 million and $200.0 million. As part of combining the two entities, the Company expects to incur restructuring costs during the next 12 months for severance payments and other restructuring costs. The Company has not yet estimated the full impact of these restructuring charges. For the year ended December 31, 2005, Specialty Laboratories reported net revenue of approximately $151.7 million and a loss before income taxes of $6.7 million.

In connection with the merger of Specialty Laboratories, the Company terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty Laboratories merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger. The interest rates per annum applicable to loans under the new Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period chosen by the Company, or a nine or twelve month period if agreed to by all participating lenders, plus an applicable margin percentage in each case.

Subsequent to December 31, 2005, the Company paid approximately $2.7 million in contingent notes issued in connection with previous acquisitions as additional purchase price.

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

The following tables present consolidating financial information at December 31, 2005, for the year ended December 31, 2004, for the period from March 28, 2003 through December 31, 2003, and for the period from January 1, 2003 through March 27, 2003 for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

December 31, 2005 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,325	$673		$3,998
Restricted cash	—	26,684	—		26,684
Accounts receivable, net	450	64,421	20,097		84,968
Inventories	262	1,950	115		2,327
Other current assets	538	13,027	2,307		15,872

Total current assets	1,250	109,407	23,192		133,849
Property & Equipment, net	16,255	31,135	1,806		49,196
Goodwill, net	—	472,054	136,106		608,160
Other identifiable intangibles, net	16,937	116,791	32,150		165,878
Investment in subsidiaries	1,088,071	—	—	(1,088,071)	—
Other assets	18,726	6,585	1,755		27,066

Total assets	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,356	$41,698	$5,708		$69,762
Current portion of long-term debt	255	99	—		354

Total Current Liabilities	22,611	41,797	5,708		70,116
Long-term debt	479,056	80	—		479,136
Other liabilities	6,223	26,005	1,000		33,228
Deferred tax liabilities, net	536	20,926	(4,510)		16,952

Total long-term liabilities	485,815	47,011	(3,510)		529,316
Intercompany payable (receivable)	657,400	(294,073)	10,061	(373,388)	—
Stockholder’s Equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	334,807	31,633	2,987	—	369,427
Retained earnings (deficit)	(358,122)	908,333	179,738	(714,660)	15,289

Total stockholder’s equity	(24,587)	941,237	182,750	(714,683)	384,717

Total liabilities and stockholder’s equity	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

December 31, 2004 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$19,513	$1,467		$20,980
Restricted cash	—	17,940	—		17,940
Accounts receivable, net	32	59,483	17,052		76,567
Inventories	123	2,157	55		2,335
Other current assets	1,040	12,527	4,601		18,168

Total current assets	1,195	111,620	23,175		135,990
Property & Equipment, net	5,275	25,586	103		30,964
Goodwill, net	—	458,364	133,455		591,819
Other identifiable intangibles, net	19,900	127,387	32,616		179,903
Investment in subsidiaries	1,046,144	—	—	(1,046,144)	—
Other assets	18,129	6,216	1,288		25,633

Total assets	$1,090,643	$729,173	$190,637	$(1,046,144)	$964,309

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$21,596	$34,534	$5,946		$62,076
Current portion of long-term debt	—	2,682	—		2,682
Other current liabilities	—	1,164	—		1,164

Total Current Liabilities	21,596	38,380	5,946		65,922
Long-term debt	495,000	171	—		495,171
Other liabilities	5,128	23,282	810		29,220
Deferred tax liabilities, net	536	18,689	(3,321)		15,904

Total long-term liabilities	500,664	42,142	(2,511)		540,295
Intercompany payable (receivable)	577,649	(250,637)	4,427	(331,439)	—
Stockholder’s Equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	318,100	31,633	2,990	—	352,723
Retained earnings (deficit)	(326,094)	866,384	179,760	(714,682)	5,368

Total stockholder’s equity	(9,266)	899,288	182,775	(714,705)	358,092

Total liabilities and stockholder’s equity	$1,090,643	$729,173	$190,637	$(1,046,144)	$964,309

Condensed Consolidating Income Statements:

For the Year-ended December 31, 2005 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$437,010	$126,607	$563,617
Cost of services	—	252,005	48,239	300,244
Selling, general and administrative expenses	5,834	155,810	21,330	182,974
Amortization expense	—	9,932	1,295	11,227
Asset impairment and related charges	—	883	—	883

Total operating costs and expense	5,834	418,630	70,864	495,328
(Loss) income from operations	(5,834)	18,380	55,743	68,289
Other income (expense)
Interest expense	(48,737)	(148)	—	(48,885)
Management fee (A)	—	55,743	(55,743)	—
Change in value of derivative	(280)	—	—	(280)
Write-off of deferred financing costs	(468)	—	—	(468)
Other, net	4	616	—	620

Total other expenses	(49,481)	56,211	(55,743)	(49,013)

(Loss) income before income taxes	(55,315)	74,591	—	19,276
Benefit (provision) for income taxes	22,015	(31,370)	—	(9,355)

Net (loss) income	$(33,300)	$43,221	$—	$9,921

For the Year-ended December 31, 2004 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$392,868	$114,403	$507,271
Cost of services	—	227,095	43,864	270,959
Selling, general and administrative expenses	7,936	144,400	19,815	172,151
Amortization expense	—	9,820	1,280	11,100
Asset impairment and related charges	—	25	586	611

Total operating costs and expense	7,936	381,340	65,545	454,821
(Loss) income from operations	(7,936)	11,528	48,858	52,450
Other income (expense)
Interest expense	(44,556)	(241)	—	(44,797)
Management fee (A)	—	48,822	(48,822)	—
Change in value of derivative	(1,015)	—	—	(1,015)
Write-off of deferred financing costs	(3,829)	—	—	(3,829)
Other, net	(205)	307	(36)	66

Total other expenses	(49,605)	48,888	(48,858)	(49,575)

(Loss) income before income taxes	(57,541)	60,416	—	2,875
Benefit (provision) for income taxes	22,280	(23,641)	—	(1,361)

Net (loss) income	$(35,261)	$36,775	$—	$1,514

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the period from March 28, 2003 through December 31, 2003 (Successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$269,194	$96,852	$366,046
Cost of services	—	155,565	34,206	189,771
Selling, general and administrative expenses	3,480	102,739	15,736	121,955
Amortization expense	—	7,493	859	8,352
Merger-related charges	2,404	—	—	2,404
Restructuring costs	127	81	1,836	2,044
Asset impairment and related charges	—	138	287	425
Write-off of deferred financing costs	—	—	—	—

Total operating costs and expense	6,011	266,016	52,924	324,951
(Loss) income from operations	(6,011)	3,178	43,928	41,095
Other income (expense)
Interest expense	(34,274)	(195)	—	(34,469)
Management fee (A)	—	43,970	(43,970)	—
Other, net	6	270	42	318

Total other expenses	(34,268)	44,045	(43,928)	(34,151)

(Loss) income before income taxes	(40,279)	47,223	—	6,944
Benefit (provision) for income taxes	14,666	(17,756)	—	(3,090)

Net (loss) income	$(25,613)	$29,467	$—	$3,854

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

For the period from January 1 through March 27, 2003 (Predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$107,388	$11,569	$118,957
Cost of services	—	56,354	5,791	62,145
Selling, general and administrative expenses	939	33,123	2,661	36,723
Amortization expense	—	2,750	357	3,107
Merger-related charges	10,010	—	—	10,010
Restructuring costs	—	699	497	1,196
Asset impairment and related charges	—	287	(287)	—

Total operating costs and expense	10,949	93,213	9,019	113,181
(Loss) income from operations	(10,949)	14,175	2,550	5,776
Other income (expense)
Interest expense	(1,115)	(65)	—	(1,180)
Management fee (A)	—	2,550	(2,550)	—
Write-off of deferred financing costs	(957)	—	—	(957)
Other, net	4	29	—	33

Total other expenses	(2,068)	2,514	(2,550)	(2,104)

(Loss) income before income taxes	(13,017)	16,689	—	3,672
Benefit (provision) for income taxes	2,720	(4,851)	—	(2,131)

Net (loss) income	$(10,297)	$11,838	$—	$1,541

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the Year-ended December 31, 2005 (successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(33,299)	$43,220	$—	$9,921
Adjustments to reconcile net (loss) income to cash provided by operating activities	5,714	82,805	15,117	103,636
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	41,550	(104,868)	(12,087)	(75,405)

Net cash provided by operating activities	13,965	21,157	3,030	38,152
Cash flows used for investing activities	(14,506)	(34,410)	(3,824)	(52,740)
Cash flows provided by (used for) financing activities	541	(2,935)	—	(2,394)

Decrease in cash equivalents	—	(16,188)	(794)	(16,982)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$3,325	$673	$3,998

For the Year-ended December 31, 2004 (successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(35,261)	$36,775	$—	$1,514
Adjustments to reconcile net (loss) income to cash provided by operating activities	8,167	77,469	17,202	102,838
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	15,970	(55,310)	(10,974)	(50,314)

Net cash provided by (used for) operating activities	(11,124)	58,934	6,228	54,038
Cash flows used for investing activities	(4,721)	(60,442)	(5,645)	(70,808)
Cash flows provided by (used for) financing activities	15,845	(1,631)	—	14,214

(Decrease) increase in cash equivalents	—	(3,139)	583	(2,556)
Cash and cash equivalents, beginning of period	—	22,652	884	23,536

Cash and cash equivalents, end of period	$—	$19,513	$1,467	$20,980

For the period from March 28, 2003 through December 31, 2003 (successor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(25,613)	$29,467	$—	$3,854
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	5,341	60,660	12,836	78,837
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	12,854	(39,204)	(12,092)	(38,442)

Net cash (used in) provided by operating activities	(7,418)	50,923	744	44,249
Cash flows provided by (used for) investing activities	(15,042)	(29,023)	140	(43,925)
Cash flows provided by financing activities	22,460	752	—	23,212

Increase in cash equivalents	—	22,652	884	23,536
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$22,652	$884	$23,536

For the period from January 1, 2003 through March 27, 2003 (predecessor)	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(10,297)	$11,838	$—	$1,541
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	11,319	16,845	3,097	31,261
Changes in assets and liabilities which (used) provided cash, net of effects of acquisitions	(1,029)	(8,018)	895	(8,152)

Net cash (used in) provided by operating activities	(7)	20,665	3,992	24,650
Cash flows used for investing activities	(300)	(20,510)	(4,981)	(25,791)
Cash flows provided by (used for) financing activities	307	(130)	—	177

Increase (decrease) in cash equivalents	—	25	(989)	(964)
Cash and cash equivalents, beginning of period	—	(25)	989	964

Cash and cash equivalents, end of period	$—	$—	$—	$—

Note 26. Quarterly Results of Operations (unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	2005 Calendar Quarters				2004 Calendar Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net patient service revenue	$128,525	$138,621	$139,868	$139,444	$119,620	$119,503	$121,706	$122,151
Management service revenue	5,355	5,013	3,684	3,107	6,180	5,814	6,006	6,291

Net revenues	133,880	143,634	143,552	142,551	125,800	125,317	127,712	128,442

Operating costs and expenses:
Cost of services	73,500	74,276	76,795	75,673	66,693	64,928	67,795	71,543
Selling, general and administrative expenses	25,190	27,162	27,347	29,509	24,272	23,187	21,816	26,413
Provision for doubtful accounts	17,636	18,804	18,017	19,309	17,353	18,471	22,455	18,184
Amortization expense	2,794	2,853	2,799	2,781	2,814	2,753	2,753	2,780
(Gain) loss on sale of practices and asset impairment (2)	(454)	—	1,337	—	586	—	—	25

Total	118,666	123,095	126,295	127,272	111,718	109,339	114,819	118,945

Income from operations	15,214	20,539	17,257	15,279	14,082	15,978	12,893	9,497
Interest expense	(11,739)	(12,328)	(12,205)	(12,613)	(11,146)	(11,021)	(11,130)	(11,500)
Other income (expense), net	104	180	122	214	70	110	112	(226)
Write-off of deferred financing costs (1)	—	(345)	(123)	—	(3,488)	(341)	—	—
Change in value of derivative (3)	(620)	329	(221)	232	—	(1,275)	511	(251)

Income (loss) before income taxes	2,959	8,375	4,830	3,112	(482)	3,451	2,386	(2,480)
Benefit (provision) for income taxes	1,200	(3,315)	(1,923)	(2,917)	178	(1,335)	(1,062)	858

Net income (loss)	$1,759	$5,060	$2,907	$195	$(304)	$2,116	$1,324	$(1,622)

(1)	In the first and second quarters of 2004, the successor wrote off approximately $3.5 million and $0.3 million, respectively, of deferred debt costs related to the credit facility.
(2)	In the first quarter of 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million. In third quarter of 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million. During the first quarter of 2004, the Company sold a practice in Michigan resulting in an impairment charge of approximately $0.6 million.
(3)	In 2004, the Company entered into an interest rate swap agreement. The charges in the quarters are amounts related to the fair market value adjustments of the derivative instrument.

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Palm Beach Gardens, Florida, on March 27, 2006.

AMERIPATH, INC.

/s/ Donald E. Steen
Donald E. Steen, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald E. Steen Donald E. Steen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2006

/s/ David L. Redmond David L. Redmond	Executive Vice President, Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 27, 2006

/s/ Clay J. Cockerell, M.D. Clay J. Cockerell, M.D.	Director	March 27, 2006

/s/ Jeffrey A. Mossler, M.D. Jeffrey A. Mossler, M.D.	Director	March 27, 2006

/s/ Paul B. Queally Paul B. Queally	Director	March 27, 2006

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	March 27, 2006

/s/ C. Arnold Renschler, M.D C. Arnold Renschler, M.D.	Director	March 27, 2006

/s/ Sean M. Traynor Sean M. Traynor	Director	March 27, 2006

/s/ Brett P. Brodnax Brett P. Brodnax	Director	March 27, 2006

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Agreement and Plan of Merger dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

2.4	Amendment No. 1, dated as of January 3, 2006, to the Agreement and Plan of Merger, dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., a Delaware corporation, Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on January 3, 2006)

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.2	Credit Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., the lenders party thereto from time to time, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Citigroup Global Markets, Inc., as Syndication Agent, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Documentation Agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.3	Guarantee and Collateral Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., subsidiaries of AmeriPath, Inc. identified therein and Wachovia Bank, National Association, as Collateral Agent. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.4	Subscription, Merger and Exchange Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath Group Holdings, Inc., a Delaware corporation, Aqua Acquisition Corp., a Delaware corporation, the stockholders of AmeriPath Holdings, Inc. listed therein and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.5	Voting Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.6	Employment Agreement dated March 22, 2004 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 12, 2004)

10.6.1	Amendment to Employment Agreement between AmeriPath, Inc. and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, dated and filed on August 11, 2005)

10.7	Employment Agreement dated May 15, 2003 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, dated and filed on August 14, 2003)

10.8	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D. (incorporated by reference to Exhibit 10.7 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9	Employment Agreement dated September 2, 1997 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.1	Amendment to Employment Agreement dated November 21, 2000 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.1 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.2	Second Amendment to Employment Agreement dated February 8, 2001 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.2 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.3	Third Amendment to Employment Agreement dated November 11, 2002 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.3 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.9.4	Fourth Amendment to Employment Agreement dated July 17, 2003 by and between DFW 501(a) Corporation and Stephen W. Aldred, M.D. (incorporated by reference to Exhibit 10.8.4 filed with AmeriPath’s Annual Report on Form 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.10	Employment Agreement dated April 1, 2005 by and between AmeriPath and R. Keith Laughman

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002