Form 10-Q
period 2006-03-31
AMERIPATH INC
filed 2006-05-09
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2006 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,648	$3,998
Restricted cash	26,829	26,684
Accounts receivable, net	122,122	84,968
Inventories	6,127	2,327
Deferred tax assets, net	10,965	10,909
Other current assets	8,908	4,963

Total current assets	183,599	133,849

PROPERTY AND EQUIPMENT, NET	89,837	49,196

OTHER ASSETS:
Goodwill	816,989	608,160
Identifiable intangibles, net	217,714	165,878
Other	32,647	27,066

Total other assets	1,067,350	801,104

TOTAL ASSETS	$1,340,786	$984,149

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$75,433	$59,823
Accrued interest	20,397	9,721
Current portion of long-term debt	2,293	354
Other current liabilities	2,118	218

Total current liabilities	100,241	70,116

LONG -TERM LIABILITIES:
Long-term debt	608,533	479,136
Other liabilities	49,007	33,228
Deferred tax liabilities, net	17,442	16,952

Total long-term liabilities	674,982	529,316

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at March 31, 2006 and December 31, 2005	1	1
Additional paid-in capital	552,363	369,427
Retained earnings	13,199	15,289

Total stockholder’s equity	565,563	384,717

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,340,786	$984,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
NET REVENUES:
Total net revenues	$170,936	$133,880

OPERATING COSTS AND EXPENSES:
Cost of services	96,926	73,500
Selling, general and administrative expenses	35,751	25,190
Provision for doubtful accounts	19,840	17,636
Amortization expense	3,264	2,794
Merger-related charges	586	—
Gain on sale of practices and asset impairment charges	—	(454)

Total operating costs and expenses	156,367	118,666

INCOME FROM OPERATIONS	14,569	15,214

OTHER INCOME (EXPENSES):
Interest expense	(13,693)	(11,739)
Change in value of derivative	293	(620)
Write-off of deferred financing costs	(3,360)	—
Other income, net	338	104

Total other expenses, net	(16,422)	(12,255)

(LOSS) INCOME BEFORE INCOME TAXES	(1,853)	2,959
PROVISION FOR INCOME TAXES	237	1,200

NET (LOSS) INCOME	$(2,090)	$1,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,090)	$1,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	4,687	2,499
Amortization	3,716	3,222
Loss on disposal of assets	68	88
Provision for doubtful accounts	19,840	17,636
Gain on sale of practices and asset impairment charges	—	(454)
Write-off of deferred financing costs	3,360	—
Change in value of derivative	(293)	620
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(28,709)	(26,426)
Increase in inventories	(121)	(58)
Increase in other current assets	2,827	387
Increase in accrued interest	10,676	9,104
Increase in other assets	(5,340)	(200)
Decrease in accounts payable and accrued expenses	(8,370)	(322)

Net cash provided by operating activities	251	7,855

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(13,475)	(5,318)
Cash paid for acquisitions and acquisition costs, net of cash acquired	(168,618)	212
(Increase) decrease in restricted cash	(145)	136
Payments of contingent notes	(2,889)	(7,295)

Net cash used in investing activities	(185,127)	(12,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Non cash stock option expense	143	—
Debt issuance costs	(5,013)	(27)
Net payments on long term debt and capital leases	(266)	(142)
Proceeds from new term loan facility	203,500	—
Payments on former term loan facility	(99,049)	(300)
Proceeds from new revolving debt facility	57,000	—
Payments on former revolving debt facility	(30,000)	(7,000)
Proceeds from release of contingent note fund	14,390	—
Contingent note proceeds	2,746	7,071
Equity investment by parent	46,075	—

Net cash provided by (used in) financing activities	189,526	(398)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,650	(4,808)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,998	20,980

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,648	$16,172

SUPPLEMENTAL NON-CASH TRANSACTIONS
Property and equipment acquired pursuant to capital leases	$—	$522
Issuance of equity in relation to Specialty Laboratories, Inc. acquisition	$119,581	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	$2,425	$2,124
Cash paid during period for taxes	$512	$1,332

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2005 and filed with the Securities and Exchange Commission (“SEC”) on March 28, 2006.

In order to maintain consistency and comparability between periods presented, certain amounts in the prior year’s financial statements have been reclassified to conform to the financial statement presentation of the current period.

Note 2—The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation. Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of Welsh, Carson, Anderson & Stowe IX, L.P, (“WCAS”). WCAS, its related investors and several employees of the Company owned 100% of the outstanding common stock of Holdings after the March 2003 Transaction. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Ameripath Holdings, Inc. (“Holdings”).

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of March 31, 2006, approximately $48.2 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3—Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective dates for SFAS No. 123(R). The Company adopted the accounting provisions of SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. See Note 12 for more information regarding our adoption of SFAS No. 123(R).

Note 4—Acquisitions

On January 31, 2006, the Company completed its acquisition of Specialty Laboratories, Inc., (“Specialty”) an esoteric lab in Valencia, California in a transaction valued at approximately $333.9 million. Under the terms of the merger agreement, the Company acquired all common shares of Specialty common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company financed the acquisition through a combination of cash on hand, contribution of shares by Specialty’s majority shareholder, additional cash equity of $46.1 million from Ameripath’s majority stockholder, WCAS, the release of certain contingent note funds of $14.4 million from Holdings, and borrowings under Ameripath’s new credit facility. The Company paid $197.8 million in cash and issued $119.6 million or 19,930,208 shares in Ameripath Group Holdings, Inc. (“Group Holdings”) stock. Group Holdings common stock was issued at $6.00 a share, which was based on our internal valuation and previous transactions with third parties. In addition, Ameripath paid $9.7 million in cash for outstanding stock options of Specialty. Pursuant to the terms of the merger agreement, Specialty’s outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $333.9 million includes transaction costs of approximately $6.9 million consisting primarily of fees and expenses of investment bankers, attorneys, and accountants.

The purchase price of the acquisition is summarized below:

Cash paid for Specialty’s outstanding common stock	$197,801
Group Holdings common stock issued	119,581
Cash paid for Specialty’s outstanding stock options	9,662
Transaction costs incurred	6,882

Total purchase price	$333,926

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition, as of the date of the acquisition, as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The intangible asset valuation was performed by an independent third-party valuation firm during March 2006. The allocation of the purchase price is summarized below:

Cash	$40,986
Accounts receivable, net	27,774
Property & equipment, net	31,920
Inventory	3,679
Prepaid expenses	1,814
Intangible assets	54,346
Other investments	2,593
Other	1,599
Goodwill	201,474

Total assets	$366,185

Accounts payable	10,685
Other long term liabilities	2,114
Accrued liabilities	19,460

Total liabilities	$32,259

Net assets acquired	$333,926

During the first three months of 2006, the Company also acquired one hospital based anatomic pathology practice in Denver, Colorado. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through March 31, 2006. The following unaudited pro forma information presents the consolidated results of operations for the three months ended March 31, 2006 and 2005 as if the acquisitions had been consummated on January 1, 2006 and 2005, respectively.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Three months ended March 31, 2006	Three months ended March 31, 2005
Net revenues	$183,762	$171,330
Net loss	$(4,996)	$(896)

Contingent Notes Related To Past Acquisitions

During the three months ended March 31, 2006 and 2005, the Company made contingent note payments of approximately $2.9 million and $7.3 million, respectively relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, the Company estimates that it would make aggregate maximum principal payments of approximately $5.3 million over the next two years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $3.3 million and $2.8 million for the three months ended March 31, 2006 and 2005.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2006 is as follows:

Remainder of 2006	$10,309
2007	9,475
2008	8,643
2009	8,364
2010	8,187
2011	7,950
Thereafter	99,251

The weighted average amortization period for identifiable intangible assets is approximately 13.5 years.

Note 6—Long-term Debt

Senior Subordinated Notes— On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, the Company issued an additional $75.0 million of its 10 1/2% Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. The net premium amount is included in Other liabilities on the consolidated balance sheets. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness.

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

Credit Facility— On January 31, 2006, in connection with the merger of Specialty, the Company terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger.

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

The New Credit Facility requires scheduled quarterly principal payments on the term loan in amounts equal to $508,750 on each of June 30, September 30, December 31 and March 31, beginning on June 30, 2006.

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

Letters of Credit

As of March 31, 2006, the Company had letters of credit outstanding totaling $17.5 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2006 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 2.7%. Available borrowings under the $95.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on March 31, 2006 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended March 31, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.3 million and a loss of approximately $0.6 million respectively, which is reflected in the accompanying consolidated statements of operations. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (“SLA”), is 60% owned by Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”) and a wholly-owned subsidiary of Specialty. SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $2.0 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. The former employee served discovery upon Specialty and certain of its directors and officers. Our management believes that any claim against Specialty or its directors and officers in connection with these judgments, if made, would be without merit, and Specialty would vigorously defend any such action.

In December 2003, Specialty was served with an action in which it was named as a defendant, together with certain of its former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of Specialty’s former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. Specialty has provided notice to the applicable insurance carriers. While we believe that we have insurance applicable to the defense of the lawsuits, and continue to work with the relevant insurance carriers on the coverage issue, such carriers have not yet acknowledged coverage of the matter. It is not possible at this point in the lawsuit to determine what the outcome will be. Accordingly, no assurances can be given regarding the ultimate outcome of this lawsuit.

Note 9—Comprehensive (Loss) Income

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended March 31, 2006 and 2005, net (loss) income equaled comprehensive (loss) income.

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

Note 11—Income Taxes

Our effective income tax rate was 12.8% and 40.6% for the three month period ended March 31, 2006 and 2005, respectively. The lower income tax rate for the three month period ended March 31, 2006 is a result of an increase in the state income tax valuation allowance which was slightly offset by non-deductible merger costs.

Note 12—Stock Options

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of March 31, 2006, approximately 62,173 shares are available for future issuance.

Prior to December 31, 2005, the Company accounted for its employee stock option plan using the intrinsic method under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company applied the provision of APB No. 25 in accounting for its employee stock option plan, and because the exercise price of its options was equal to or greater than the market value of its options at the date of grant, no compensation cost has been recognized for the option plan in the consolidated statements of operations as of March 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the three months ended March 31, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of 36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award.

The adoption of SFAS No. 123(R) had a negligible impact on the Company’s loss before income taxes and net loss for the first quarter of 2006. The Company recorded compensation cost of $143,000 for the three months ended March 31, 2006 and recognized a tax benefit for share-based compensation arrangements of $55,000 in the first quarter of 2006.

As required by SFAS No. 123(R), the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees – executives and management based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005:

Net Income reported	$1,759
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(453)

Pro forma net income	$1,306

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the three months ended March 31, 2005: an average risk-free rate for the period of 4.4%; dividend yield of 0%; weighted-average volatility factor of 0%; and a weighted average expected life of the options of 8 years.

The following table summarizes information related to the Company’s stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,241,202	$6.00
Granted	3,468,771	$6.00
Exercised	—	$0.00

Terminated/lapsed	(75,000)	$6.00

Outstanding at March 31, 2006	11,634,973	$6.00

Exercisable at March 31, 2006	2,738,999	$6.00

As of March 31, 2006, there was $8.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized, on a straight-line basis, over a 5 year period.

Note 13—Subsequent Events

On April 3, 2006, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million.

On April 3, 2006, the Company borrowed $17.0 million on its revolving credit facility.

Note 14—Guarantor Subsidiaries –

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

The following tables present consolidating financial information at March 31, 2006 and 2005, and December 31, 2005, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

As of March 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$(124)	$7,775	$997		$8,648
Restricted cash	—	26,829	—		26,829
Accounts receivable, net	536	99,261	22,325		122,122
Inventories	252	5,732	143		6,127
Other current assets	1,195	15,724	2,954		19,873

Total current assets	1,859	155,321	26,419		183,599
Property & equipment, net	23,714	64,284	1,839		89,837
Goodwill	—	634,147	182,842		816,989
Identifiable intangibles, net	42,018	140,087	35,609		217,714
Investment in subsidiaries	971,726	—	—	(971,726)	—
Other assets	19,349	9,513	3,785	—	32,647

Total assets	$1,058,666	$1,003,352	$250,494	$(917,726)	$1,340,786

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$47,160	$24,956	$3,317		$75,433
Current portion of long-term debt	2,293	—	—		2,293
Other current liabilities	—	22,515	—		22,515

Total current liabilities	49,453	47,471	3,317		100,241
Long-term debt	608,465	68	—		608,533
Other liabilities	4,678	42,903	1,426		49,007
Deferred tax liabilities, net	536	21,416	(4,510)		17,442

Total long-term liabilities	613,679	64,387	(3,084)		674,982
Intercompany payable (receivable)	246,220	(56,693)	67,507	(257,034)	—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	519,826	29,546	2,991	—	552,363
Retained earnings (deficit)	(369,240)	917,370	179,738	(714,669)	13,199

Total stockholder’s equity	149,314	948,187	182,754	(714,692)	565,563

Total liabilities and stockholder’s equity	$1,058,666	$1,003,352	$250,494	$(971,726)	$1,340,786

As of December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,325	$673		$3,998
Restricted cash	—	26,684	—		26,684
Accounts receivable, net	450	64,421	20,097		84,968
Inventories	262	1,950	115		2,327
Other current assets	538	13,027	2,307		15,872

Total current assets	1,250	109,407	23,192		133,849
Property & Equipment, net	16,255	31,135	1,806		49,196
Goodwill, net	—	472,054	136,106		608,160
Other identifiable intangibles, net	16,937	116,791	32,150		165,878
Investment in subsidiaries	1,088,071	—	—	(1,088,071)	—
Other assets	18,726	6,585	1,755		27,066

Total assets	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$22,356	$41,698	$5,708		$69,762
Current portion of long-term debt	255	99	—		354

Total Current Liabilities	22,611	41,797	5,708		70,116
Long-term debt	479,056	80	—		479,136
Other liabilities	6,223	26,005	1,000		33,228
Deferred tax liabilities, net	536	20,926	(4,510)		16,952

Total long-term liabilities	485,815	47,011	(3,510)		529,316
Intercompany payable (receivable)	657,400	(294,073)	10,061	(373,388)	—
Stockholder’s Equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	334,807	31,633	2,987	—	369,427
Retained earnings (deficit)	(358,122)	908,333	179,738	(714,660)	15,289

Total stockholder’s equity	(24,587)	941,237	182,750	(714,683)	384,717

Total liabilities and stockholder’s equity	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Condensed Consolidating Statements of Operations:

For the three months ended March 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$139,320	$31,616	$170,936
Cost of services	—	85,561	11,365	96,926
Selling, general and administrative expenses	722	49,936	4,933	55,591
Amortization expense		2,894	370	3,264
Merger-related charges	586	—	—	586
Asset impairment and related charges	—	—	—	—

Total operating costs and expense	1,308	138,391	16,668	156,367
(Loss) income from operations	(1,308)	929	14,948	14,569
Other income (expense)
Interest expense	(13,691)	(2)	—	(13,693)
Management fee (A)	—	14,948	(14,948)	—
Change in value of derivative	293	—	—	293
Write-off of deferred financing costs	(3,360)	—	—	(3,360)
Other, net	(16)	354	—	338

Total other expenses	(16,774)	15,300	(14,948)	(16,422)

(Loss) income before income taxes	(18,082)	16,229	—	(1,853)
Benefit (provision) for income taxes	6,963	(7,200)	—	(237)

Net (loss) income	$(11,119)	$9,029	$—	$(2,090)

For the three months ended March 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Net revenues	$—	$103,654	$30,226	$133,880
Cost of services	—	61,380	12,120	73,500
Selling, general and administrative expenses	737	36,663	5,426	42,826
Amortization expense	—	2,472	322	2,794
Asset impairment and related charges	—	(454)	—	(454)

Total operating costs and expense	737	100,061	17,868	118,666
(Loss) income from operations	(737)	3,593	12,358	15,214
Other income (expense)
Interest expense	(11,686)	(53)	—	(11,739)
Management fee (A)	—	12,359	(12,359)	—
Change in value of derivative	(620)	—	—	(620)
Write-off of deferred financing costs	—	—	—	—
Other, net	34	69	1	104

Total other expenses	(12,272)	12,375	(12,358)	(12,255)

(Loss) income before income taxes	(13,009)	15,968	—	2,959
Benefit (provision) for income taxes	5,268	(6,468)	—	(1,200)

Net (loss) income	$(7,741)	$9,500	$—	$1,759

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the three months ended March 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(11,119)	$9,029	$—	$(2,090)
Adjustments to reconcile net (loss) income to cash provided by operating activities	4,625	22,926	3,827	31,378
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(38,162)	11,184	(2,059)	(29,037)

Net cash provided by operating activities	(44,656)	43,139	1,768	251
Cash flows used for investing activities	(145,261)	(38,422)	(1,444)	(185,127)
Cash flows provided by (used for) financing activities	189,792	(266)	—	189,526

(Decrease) increase in cash equivalents	(125)	4,451	324	4,650
Cash and cash equivalents, beginning of period	—	3,325	673	3,998

Cash and cash equivalents, end of period	$(125)	$7,776	$997	$8,648

For the three months ended March 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(7,741)	$9,500	$—	$1,759
Adjustments to reconcile net (loss) income to cash provided by operating activities	1,358	18,077	4,176	23,611
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	8,321	(25,364)	(472)	(17,515)

Net cash provided by (used for) operating activities	1,938	2,213	3,704	7,855
Cash flows used for investing activities	(1,682)	(8,218)	(2,365)	(12,265)
Cash flows provided by (used for) financing activities	(256)	(142)	—	(398)

(Decrease) increase in cash equivalents	—	(6,147)	1,339	(4,808)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$13,366	$2,806	$16,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three months ended March 31, 2006 and 2005.

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

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 2% and 4% of the Company’s net revenues for the three months ended March 31, 2006 and 2005, respectively.

Acquisitions. During the first three months of 2006, we acquired Specialty Laboratories, Inc., (“Specialty”) a leading hospital-focused clinical reference laboratory specializing in esoteric testing in Valencia, California and an anatomic pathology practice in Denver, Colorado. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through March 31, 2006. We did not make any acquisitions in 2005. During the three months ended March 31, 2006 and 2005, we made contingent note payments of approximately $2.9 million and $7.3 million respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For both the three months ended March 31, 2006 and 2005, our medical malpractice costs remained constant at $3.6 million, respectively. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

Provision for Doubtful Accounts. Provision for doubtful accounts is affected by our mix of revenue from outpatient and inpatient services. The provision for doubtful accounts typically is higher for inpatient services than for outpatient services, due primarily to a larger concentration of indigent and private pay patients, greater difficulty gathering complete and accurate billing information and longer billing and collection cycles for inpatient services. Management service revenue generally does not include a provision for doubtful accounts.

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

Critical Accounting Policies

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended March 31,
	2006	2005
Net revenues	100.0%	100.0%
Operating costs and expenses:
Cost of services	56.7	54.9
Selling, general and administrative expenses	20.9	18.8
Provision for doubtful accounts	11.6	13.2
Amortization expense	1.9	2.1
Gain on sale of practice and asset impairment	—	(0.3)
Merger-related charges	0.4	—

Total operating costs and expenses	91.5	88.7
Income from operations	8.5	11.3
Interest expense	(8.0)	(8.8)
Change in value of derivative	0.2	(0.4)
Write-off of deferred financing costs	(2.0)	—
Other income, net	0.2	0.1

(Loss) income before income taxes	(1.1)	2.2
Provision for income taxes	0.1	0.9

Net (loss) income	(1.2)%	1.3%

Net Revenues.

Net revenues increased by $37.1 million, or 27.6%, to $170.9 million for the three months ended March 31, 2006 from $133.9 million for the three months ended March 31, 2005. Same store net revenue increased $13.6 million or 10.4% to $144.6 million for the three months ended March 31, 2006 from $131.0 million for the three months ended March 31, 2005. Net revenues for the first quarter ended March 31, 2006 include the results of Specialty from the effective date of the acquisition by the Company, which was January 31, 2006. Post acquisition net revenues from Specialty were $26.4 million.

Costs of Services.

Costs of services increased by $23.4 million, or 31.8%, to $96.9 million for the three months ended March 31, 2006 from $73.5 million for the three months ended March 31, 2005. Costs of services as a percentage of net revenues increased to 56.7% for the three months ended March 31, 2006 from 54.9% for the three months ended March 31, 2005. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 9.9% higher than costs of services of the anatomic pathology business and from increased courier and distribution costs associated with the Company’s increased revenues from physicians’ offices. Post acquisition costs of services from Specialty were $17.2 million.

Gross margin decreased to 43.3% for the three months ended March 31, 2006 from 45.1% for the three months ended March 31, 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $10.6 million to $35.8 million for the three months ended March 31, 2006 from $25.2 million for the three months ended March 31, 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 20.9% for the three months ended March 31, 2006 from 18.8% for the three months ended March 31, 2005. The increases in the first quarter ended March 31, 2006 are primarily due to adding additional resources in information technology, increased sales and marketing costs, billing conversions from third-party providers, and the impact from Specialty related to Specialty’s selling, general, and administrative costs, which are higher than historical selling, general, and administrative costs of the anatomic pathology business. Post acquisition selling, general, and administrative expenses from Specialty were $5.8 million.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $2.2 million to $19.8 million for the three months ended March 31, 2006 from $17.6 million for the same period of 2005. The provision for doubtful accounts as a percentage of net revenues decreased to 11.6% for the three months ended March 31, 2006 from 13.2% for the same period of 2005. Outpatient and esoteric revenues, as a percentage of total revenues, continued to grow at a faster rate than our inpatient revenues. The bad debt percentages on outpatient and esoteric revenues are generally lower than on inpatient revenues and therefore reduces total bad debt expense as a percentage of total revenues. Outpatient and esoteric revenues, as a percentage of total revenues, for the three months ended March 31, 2006 were 69.3% compared to 58.3% for the three months ended March 31, 2005. Post acquisition provision for doubtful accounts from Specialty was $0.8 million.

Amortization Expense.

Amortization expense increased by $0.5 million, to $3.3 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005.

Interest Expense.

Interest expense increased by $2.0 million to $13.7 million for the three months ended March 31, 2006 from $11.7 million for the three months ended March 31, 2005. Our effective interest rate was 9.9% and 9.5% for the three months ended March 31, 2006 and 2005, respectively.

Write-off of Deferred Financing Costs.

In January 2006, in connection with the acquisition of Specialty, the Company terminated its existing credit facility and entered into a new senior credit facility. As a result of terminating the credit facility, the Company wrote-off approximately $3.4 million of its deferred debt financing costs.

Gain on Sale of Managed Practice.

In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.5 million.

Change in Value of Derivative.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the three months ended March 31, 2006, the Company recognized income of $0.3 million in the value of the derivative. For the three months ended March 31, 2005, the Company recognized a $0.6 million loss in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 12.8% and 40.6% for the three month period ended March 31, 2006 and 2005, respectively. The lower income tax rate for the three month period ended March 31, 2006 is a result of an increase in the state income tax valuation allowance which was slightly offset by non-deductible merger costs.

Net (Loss) Income.

Net loss for the three months ended March 31, 2006, was $2.1 million compared with net income of $1.8 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had working capital of approximately $83.4 million, an increase of $19.7 million from working capital of $63.7 million at December 31, 2005. The acquisition of Specialty was the main reason for the increase in working capital for the quarter ended March 31, 2006.

Net cash provided by operating activities was $0.3 million and $7.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash provided by operations from the three months ended March 31, 2005 to the three months ended March 31, 2006 was caused by an increase in cash outflows to pay down accounts payable which was offset by an increase in depreciation and amortization.

Net cash used in investing activates increased $172.8 million from $12.3 million for the three months ended March 31, 2005 to $185.1 for the three months ended March 31, 2006. The increase in cash used in investing activities from the three months ended March 31, 2005 to the three months ended March 31, 2006 was primarily caused by cash paid for the Specialty acquisition of $168.6 million and an increase in acquisitions of property plant and equipment from $5.3 million for the three months ended March 31, 2005 to $13.5 million for the three months ended March 31, 2006. These increases were partially offset by decreased contingent notes payments in the 2006 quarter compared to the previous year.

Net cash provided by (used in) financing activities increased $189.9 million from $(0.4) million for the three months ended March 31, 2005 to $189.5 million for the three months ended March 31, 2006. The increase in cash provided by financing actives during the first quarter of 2006 relates to increased levels of debt under our new credit facility to fund the Specialty acquisition, an equity investment by our parent to help fund the Specialty acquisition, and a release of funds from our contingent note reserve to pay contingent notes and help fund the Specialty acquisition.

On January 31, 2006, in connection with the merger of Specialty, the Company terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger.

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

In connection with our acquisitions prior to the March 2003 Transaction, we generally agreed to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally were contingent upon the achievement of specified levels of income from operations (as defined by the specific purchase agreements with the seller) by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments were contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the income from operations levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of income from operations for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $5.3 million over the next two years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met. During the first three months of 2006, we made contingent note payments, including interest, aggregating $2.9 million. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transaction from contributions made to us by Holdings out of the funds from the remaining cash collateral account balance and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $13.5 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2006.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of March 31, 2006, for our term loan, our revolver loan, senior subordinated notes, and other indebtness, and as of December 31, 2005 for our operating leases. The balances of our operating leases, with the exception of adding Specialty’s lease balance as of December 31, 2005 which we added to the schedule hereon, have not changed substantially since year end.

	Payments Due By Period (in millions)
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.2	$193.3	$203.5
Revolver loan	—	—	57.0	—	57.0
Other indebtedness	0.3	0.1	—	—	0.4
Operating leases	11.4	10.6	27.7	86.7	136.4
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$13.7	$12.7	$90.9	$630.0	$747.3

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of March 31, 2006, our maximum obligation remaining under the contingent notes was $5.3 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $260.5 million at March 31, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.6 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended March 31, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.3 million and a loss of approximately $0.6 million respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first three months of 2006.

Qualification of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements contained anywhere in this Quarterly Report on Form 10-Q that are not limited to historical information are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions, plans or strategies regarding the future. These forward-looking statements are based largely on our expectations which are subject to a number of known and unknown risks, uncertainties and other factors discussed in this report and in other documents filed by us with the SEC, which may cause actual results to be materially different from those anticipated, expressed or implied by the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements to reflect future events or circumstances. Forward-looking statements are sometimes indicated by words such as “may,” “should,” “believe,” “expect,” “anticipate” and similar expressions.

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

We may not successfully integrate the acquisition of Specialty with AmeriPath and may be unable to achieve anticipated cost savings and other synergies.

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

We have a significant amount of indebtedness. As of March 31, 2006, our total debt was $610.8 million, excluding unused revolving loan commitments under our senior credit facility, which represented approximately 52% of our total capitalization. This debt does not include $5.3 million of obligations under our contingent notes.

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

Despite our level of indebtedness, we may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the indenture governing the notes and the credit agreement governing our senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Moreover, the restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase.

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

Our cash flow from operations declined $7.6 million from $7.9 million for the three months ended March 31, 2005 to $0.3 million for the three months ended March 31, 2006. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business—Government Regulation” in our Form 10-K for the year ended December 31, 2005.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with whom the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 21% of our revenues during the first three months of 2006.

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

We derived approximately 21% of our net revenues during the first three months of 2006 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the first three months of 2006 was 11.6% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 28.2%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the three month periods ended March 31, 2006 and 2005, approximately 56%, and 55%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of March 31, 2006, we provided medical director services for 28 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our Company but was one of our clients. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. We have provided information to both the United States Attorney’s office and the Florida Attorney General’s office and intend to cooperate in the investigations. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of March 31, 2006, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $5.3 million over the next two years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $217.7 million at March 31, 2006, representing approximately 16.2% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $817.0 million March 31, 2006, representing approximately 60.9% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2005 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the years ended 2005, 2004 and 2003, turnover rates for our pathologists were 9.0%, 8.1%, and 13.3%, respectively. If turnover rates were to increase, our revenues and earnings could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $260.5 million at March 31, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.6 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended March 31, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.3 million and a loss of approximately $0.6 million respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. From April 2004 through October 2004, the LIBOR rate was 1.23%. In August 2004, the Company locked in to a forward LIBOR rate contract for October 2004 through March 2005 at a rate of 2.08%. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

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

During the course of their audit of our consolidated financial statements for the calendar year ended December 31, 2005, our independent registered public accounting firm, Ernst & Young LLP, advised management and the Audit Committee of our Board of Directors that they had identified one deficiency in internal controls that they considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the adequacy of general controls relating to certain of the Company’s information technology systems.

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

We have discussed our corrective actions and future plans with our Audit Committee and Ernst & Young LLP. While we believe that the remedial actions that have been or will be taken will result in correcting the condition that is considered to be a material weakness as soon as practicable, the exact timing of when the conditions will be corrected is dependent upon future events which may or may not occur.

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

AMERIPATH, INC.

Date: May 9, 2006	By:	/S/ DONALD E. STEEN
Donald E. Steen Chief Executive Officer

Date: May 9, 2006	By:	/S/ DAVID L. REDMOND
David L. Redmond President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350