Form 10-Q
period 2006-06-30
AMERIPATH INC
filed 2006-08-14
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

The number of shares of common stock of the registrant outstanding as of August 14, 2006 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,319	$3,998
Restricted cash	26,960	26,684
Accounts receivable, net	126,954	84,968
Inventories	6,833	2,327
Deferred tax assets, net	11,139	10,909
Other current assets	7,734	4,963

Total current assets	187,939	133,849

PROPERTY AND EQUIPMENT, NET	93,019	49,196

OTHER ASSETS:
Goodwill	841,960	608,160
Identifiable intangibles, net	214,388	165,878
Other	33,110	27,066

Total other assets	1,089,458	801,104

TOTAL ASSETS	$1,370,416	$984,149

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$78,261	$59,823
Accrued interest	11,154	9,721
Current portion of long-term debt	2,189	354
Other current liabilities	1,422	218

Total current liabilities	93,026	70,116

LONG -TERM LIABILITIES:
Long-term debt	620,012	479,136
Other liabilities	48,037	33,228
Deferred tax liabilities, net	38,114	16,952

Total long-term liabilities	706,163	529,316

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at June 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	552,813	369,427
Retained earnings	18,413	15,289

Total stockholder’s equity	571,227	384,717

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,370,416	$984,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET REVENUES:
Total net revenues	$191,692	$143,634	$362,628	$277,514

OPERATING COSTS AND EXPENSES:
Cost of services	107,940	74,276	204,866	147,776
Selling, general and administrative expenses	38,994	27,162	74,745	52,352
Provision for doubtful accounts	18,972	18,804	38,812	36,440
Amortization expense	2,900	3,474	6,755	6,779
Merger-related charges	1,198	—	1,784	—
Gain on sale of practice	—	—	—	(454)

Total operating costs and expenses	170,004	123,716	326,962	242,893

INCOME FROM OPERATIONS	21,688	19,918	35,666	34,621

OTHER INCOME (EXPENSES):
Interest expense	(14,902)	(11,707)	(28,004)	(22,935)
Change in value of derivative	453	329	746	(291)
Write-off of deferred financing costs	—	(345)	(3,360)	(345)
Other income, net	559	180	897	284

Total other expenses, net	(13,890)	(11,543)	(29,721)	(23,287)

INCOME BEFORE INCOME TAXES	7,798	8,375	5,945	11,334
PROVISION FOR INCOME TAXES	2,580	3,315	2,817	4,515

NET INCOME	$5,218	$5,060	$3,128	$6,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,128	$6,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10,262	5,160
Amortization	6,755	6,779
Loss on disposal of assets	61	92
Provision for doubtful accounts	38,812	36,440
Gain on sale of practice	—	(454)
Write-off of deferred financing costs	3,360	345
Change in value of derivative	(747)	291
Non cash stock option expense	592	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(52,729)	(46,413)
Increase in inventories	(827)	(216)
(Decrease) increase in other current assets	(1,184)	1,942
Increase in accrued interest	1,433	159
Increase (decrease) in other assets	(1,377)	(191)
(Decrease) increase in accounts payable and accrued expenses	(5,620)	1,740

Net cash provided by operating activities	1,919	12,493

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(24,041)	(14,015)
Cash paid for acquisitions and related costs, net of cash acquired	(168,685)	—
Cash received from sale of managed practice	—	900
(Increase) decrease in restricted cash	(276)	1,553
Investment in common stock	—	(150)
Payments of contingent notes	(3,351)	(8,790)

Net cash used in investing activities	(196,353)	(20,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(5,052)	(27)
Net payments on long term debt and capital leases	(2,346)	(244)
Proceeds from new term loan facility, net of payments	202,991	—
Payments on former term loan facility	(99,049)	(11,701)
Proceeds from new revolving debt facility, net of payments	69,000	—
Payments on former revolving debt facility	(30,000)	—
Proceeds from former revolving debt facility	—	2,000
Proceeds from release of contingent note fund	14,390	—
Contingent note proceeds	2,746	8,566
Equity investment by parent	46,075	—

Net cash provided by (used in) financing activities	198,755	(1,406)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,321	(9,415)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,998	20,980

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,319	$11,565

SUPPLEMENTAL NON-CASH TRANSACTIONS
Property and equipment acquired pursuant to capital leases	$—	$552
Issuance of Ameripath Group Holdings, Inc. equity in relation to Specialty Laboratories, Inc. acquisition	$119,581	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	$26,747	$22,887
Cash paid during period for taxes	$1,081	$1,621

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

In order to maintain consistency and comparability between periods presented, certain amounts in the prior period’s financial statements have been reclassified to conform to the financial statement presentation of the current period.

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of June 30, 2006, approximately $48.3 million of the $67.0 million has been contributed to the Company to fund contingent note payments and approximately $14.4 million of the $67.0 million was contributed to the Company to help fund the Specialty Laboratories, Inc. acquisition. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

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

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods, the “modified prospective” or “modified retrospective” method. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also requires entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. See Note 12 for more information regarding our adoption of SFAS No. 123(R).

Note 4—Acquisitions

On January 31, 2006, the Company completed its acquisition of Specialty Laboratories, Inc., (“Specialty”) an esoteric lab in Valencia, California in a transaction valued at approximately $334.0 million. In connection with the acquisition, the Company formed a new parent entity, Ameripath Group Holdings, Inc. (“Group Holdings”). Subsequent to the transaction Group Holdings is the new parent of Holdings, which remains the parent of Ameripath. Under the terms of the merger agreement, the Company acquired all common shares of Specialty common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company financed the acquisition through a combination of cash on hand, contribution of shares by Specialty’s majority shareholder, additional cash equity of $46.1 million from Ameripath’s majority stockholder, WCAS, the release of certain contingent note funds of $14.4 million from Holdings, and borrowings under Ameripath’s new credit facility. The Company paid $197.8 million in cash and issued $119.6 million or 19,930,208 shares in Group Holdings stock. Group Holdings common stock was issued at $6.00 a share, which was based on our internal valuation and previous transactions with third parties. In addition, Ameripath paid $9.7 million in cash for outstanding stock options of Specialty. Pursuant to the terms of the merger agreement, Specialty’s outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $334.0 million includes transaction costs of approximately $6.9 million consisting primarily of fees and expenses of investment bankers, attorneys, and accountants.

The purchase price of the acquisition is summarized below:

Cash paid for Specialty’s outstanding common stock	$197,801
Group Holdings common stock issued	119,581
Cash paid for Specialty’s outstanding stock options	9,662
Transaction costs incurred	6,949

Total purchase price	$333,993

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition, as of the date of the acquisition, as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The intangible asset valuation was performed by an independent third-party valuation firm during March 2006. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company recognized a deferred tax liability of $20.7 million related to both definite and indefinite-lived intangible assets acquired in the Specialty acquisition. The allocation of the purchase price is summarized below:

Cash	$40,986
Accounts receivable, net	27,774
Property & equipment, net	30,104
Inventory	3,679
Prepaid expenses	1,814
Intangible assets	53,390
Other investments	2,545
Other	1,598
Goodwill	225,768
Total assets	387,658

Accounts payable	10,685
Other long term liabilities	2,114
Deferred tax liabilities	20,673
Accrued liabilities	20,193
Total liabilities	53,665

Net assets acquired	$333,993

On March 31, 2006, the Company also acquired one hospital based anatomic pathology practice in Denver, Colorado. For the first six months of 2005, the Company did not acquire any new practices. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through June 30, 2006. The following unaudited pro forma information presents the consolidated results of operations for the six months ended June 30, 2006 and 2005 as if the acquisitions had been consummated on January 1, 2006 and 2005, respectively.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Six months ended June 30, 2006	Six months ended June 30, 2005
Net revenues	$375,454	$354,656
Net income	222	2,691

Contingent Notes Related To Past Acquisitions

During the six months ended June 30, 2006 and 2005, the Company made contingent note payments of approximately $3.4 million and $8.8 million, respectively relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, the Company estimates that it would make aggregate maximum principal payments of approximately $5.3 million over the next two years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $2.3 million and $2.9 million for the three months ended June 30, 2006 and 2005. Amortization expense of identifiable intangibles was approximately $5.6 million for both the six months ended June 30, 2006 and 2005.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of June 30, 2006 is as follows:

Remainder of 2006	$4,740
2007	9,475
2008	8,643
2009	8,364
2010	8,187
2011	7,950
Thereafter	102,451

The weighted average amortization period for identifiable intangible assets is approximately 19.6 years.

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

Credit Facility— On January 31, 2006, in connection with the acquisition of Specialty, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty acquisition consideration, to pay certain transaction costs related to the acquisition, to refinance existing indebtedness of the Company and to pay related expenses with the acquisition.

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

The New Credit Facility requires scheduled quarterly principal payments on the term loan in amounts equal to $508,750 on each of June 30, September 30, December 31 and March 31. On June 30, 2006, the Company made its mandatory payment of $508,750.

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

Letters of Credit

As of June 30, 2006, the Company had letters of credit outstanding totaling $13.9 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2006 and 2007. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 2.4%. Available borrowings under the $95.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on June 30, 2006 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the six months ended June 30, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.7 million and a loss of approximately $0.3 million, respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

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

From time to time, we receive subpoenas from government officials. For instance, the Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but was a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To the Company’s knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. Specialty Laboratories, Inc., a California corporation received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. The Company is providing or has provided information to the United States Attorney’s Office, the Florida Attorney General’s Office and California Attorney General’s Office and intends to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

Specialty Laboratories Asia Pte. Ltd., a Singapore corporation, (“SLA”), is 60% owned by Specialty Laboratories International Ltd., a British Virgin Islands corporation (“SLIL”) and a wholly-owned subsidiary of Specialty. SLA was headquartered in Singapore but, in early 1999, SLA ceased all operations and is currently insolvent. A former employee of SLA has obtained a judgment for $350,000 against SLA and a default judgment of approximately $2.0 million in a wrongful termination action against SLA filed by him in Singapore. The former employee has filed an action against SLA in San Diego Superior Court to attempt to collect on the Singapore judgment and has obtained a default judgment of approximately $2.5 million against SLA in California. Ameripath accrued for this matter at the time the Specialty acquisition was recorded.

In December 2003, Specialty was served with an action in which it was named as a defendant, together with certain of its former officers, SLIL, and multiple other parties located in Singapore and India, in a lawsuit brought in the High Court of the Republic of Singapore by Dragon Investment Company (“Dragon”), one of the shareholders in SLA. Dragon has also brought the lawsuit in the name of SLA as a derivative action. The lawsuit alleges, among other things, that SLA and Dragon suffered damages as a result of the winding up of the affairs of SLA and disposition of its assets. The lawsuit also alleges that certain of the defendants breached certain written agreements to allow Dragon to acquire more shares of SLA, that certain of Specialty’s former officers conspired to run down and dissipate the assets of SLA, and that they fraudulently concealed their actions from Dragon and the other minority shareholder of SLA. Specialty has provided notice to the applicable insurance carriers. Ameripath accrued for this matter at the time the Specialty acquisition was recorded.

Note 9—Comprehensive Income

SFAS No. 130, Comprehensive Income, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the six months ended June 30, 2006 and 2005, net income equaled comprehensive income.

Note 10—Segment Reporting

The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: anatomic pathology, esoteric services, and dermatopathology. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

Note 11—Income Taxes

The Company’s effective income tax rate was 47.4% and 39.8% for the six month periods ended June 30, 2006 and 2005, respectively. The increase in the tax rate is a result of an increase in the state income tax valuation allowance and non-deductible merger costs in connection with the acquisition of Specialty.

Note 12—Stock Options

The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of June 30, 2006, approximately 40,938 shares are available for future issuance.

Prior to December 31, 2005, the Company accounted for its employee stock option plan using the intrinsic method under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company applied the provision of APB No. 25 in accounting for its employee stock option plan, and because the exercise price of its options was equal to or greater than the market value of its options at the date of grant, no compensation cost has been recognized for the option plan in the consolidated statements of income for the sic months ended June 30, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized for the six months ended June 30, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the six months ended June 30, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of 36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award.

In accordance wit the adoption of SFAS No. 123(R), the Company recorded compensation cost of approximately $449,000 and recognized a tax benefit for share-based compensation arrangements of $174,000 for the three months ended June 30, 2006. During the six months ended June 30, 2006, the Company recorded $592,000 in compensation cost and recognized a tax benefit for share-based compensation arrangements of $229,000.

As required by SFAS No. 123(R), the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees – executives and management based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the six months ended June 30, 2005:

Net income reported	$6,819
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(453)

Pro forma net income	$6,366

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the six months ended June 30, 2005: an average risk-free rate for the period of 4.1%; dividend yield of 0%; weighted-average volatility factor of 0%; and a weighted average expected life of the options of 8 years.

The following table summarizes information related to the Company’s stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,241,202	$6.00
Granted	3,677,271	6.00
Exercised	—	—
Terminated/lapsed	(262,265)	6.00

Outstanding at June 30, 2006	11,656,208	6.00

Exercisable at June 30, 2006	3,631,072	$6.00

As of June 30, 2006, there was $8.6 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted average period of 4.62 years.

Note 13—Subsequent Events

On July 17, 2006 SLA, SLIL, Dragon, Specialty and the other named defendants finalized a settlement agreement with respect to the pending lawsuit regarding all parties hereon and referenced in Note 8 – Commitments and Contingencies of this Form 10-Q. The settlement agreement released all claims in the related lawsuits. The terms of such settlement agreement are confidential and approximate the amount accrued for this matter at the time the Specialty acquisition was recorded.

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

The following tables present consolidating financial information at June 30, 2006 and 2005, and December 31, 2005, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

As of June 30, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$9,054	$(735)		$8,319
Restricted cash	—	26,960	—		26,960
Accounts receivable, net	759	103,699	22,496		126,954
Inventories	321	6,288	224		6,833
Other current assets	1,122	14,762	2,989		18,873

Total current assets	2,202	160,763	24,974		187,939
Property & equipment, net	28,096	63,061	1,862		93,019
Goodwill	—	691,502	150,458		841,960
Identifiable intangibles, net	41,928	139,010	33,450		214,388
Investment in subsidiaries	959,034	—	—	(959,034)	—
Other assets	18,668	12,365	2,077	—	33,110

Total assets	$1,049,928	$1,066,701	$212,821	$(959,034)	$1,370,416

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$26,313	$59,045	$4,057		$89,415
Current portion of long-term debt	2,189	—	—		2,189
Other current liabilities	1,119	303	—		1,422

Total current liabilities	29,621	59,348	4,057		93,026
Long-term debt	619,957	55	—		620,012
Other liabilities	17,354	27,078	3,605		48,037
Deferred tax liabilities, net	1,170	46,799	(9,855)		38,114

Total long-term liabilities	638,481	73,932	(6,250)		706,163
Intercompany payable (receivable)	244,194	(32,110)	32,264	(244,348)	—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	518,193	31,633	2,987	—	552,813
Retained earnings (deficit)	(379,289)	932,627	179,738	(714,663)	18,413

Total stockholder’s equity	137,632	965,531	182,750	(714,686)	571,227

Total liabilities and stockholder’s equity	$1,049,928	$1,066,701	$212,821	$(959,034)	$1,370,416

As of December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,325	$673		$3,998
Restricted cash	—	26,684	—		26,684
Accounts receivable, net	450	64,421	20,097		84,968
Inventories	262	1,950	115		2,327
Other current assets	538	13,027	2,307		15,872

Total current assets	1,250	109,407	23,192		133,849
Property & Equipment, net	16,255	31,135	1,806		49,196
Goodwill, net	—	472,054	136,106		608,160
Other identifiable intangibles, net	16,937	116,791	32,150		165,878
Investment in subsidiaries	1,088,071	—	—	(1,088,071)	—
Other assets	18,726	6,585	1,755		27,066

Total assets	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$22,356	$41,698	$5,708		$69,762
Current portion of long-term debt	255	99	—		354

Total Current Liabilities	22,611	41,797	5,708		70,116
Long-term debt	479,056	80	—		479,136
Other liabilities	6,223	26,005	1,000		33,228
Deferred tax liabilities, net	536	20,926	(4,510)		16,952

Total long-term liabilities	485,815	47,011	(3,510)		529,316
Intercompany payable (receivable)	657,400	(294,073)	10,061	(373,388)	—
Stockholder’s equity:
Common stock	(1,272)	1,271	25	(23)	1
Additional paid-in capital	334,807	31,633	2,987	—	369,427
Retained earnings (deficit)	(358,122)	908,333	179,738	(714,660)	15,289

Total stockholder’s equity	(24,587)	941,237	182,750	(714,683)	384,717

Total liabilities and stockholder’s equity	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Condensed Consolidating Statements of Operations:

	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
For the six months ended June 30, 2006
Net revenues	$—	$297,828	$64,800	$362,628
Cost of services	—	181,939	22,927	204,866
Selling, general and administrative expenses	8,035	95,631	9,891	113,557
Amortization expense		5,976	779	6,755
Merger-related charges	1,784	—	—	1,784

Total operating costs and expense	9,819	283,546	33,597	326,962
(Loss) income from operations	(9,819)	14,282	31,203	35,666
Other income (expense)
Interest expense	(27,994)	(10)	—	(28,004)
Management fee (A)	—	31,203	(31,203)	—
Change in value of derivative	746	—	—	746
Write-off of deferred financing costs	(3,360)	—	—	(3,360)
Other, net	188	709	—	897

Total other expenses	(30,420)	31,902	(31,203)	(29,721)

(Loss) income before income taxes	(40,239)	46,184	—	5,945
Benefit (provision) for income taxes	19,073	(21,890)	—	(2,817)

Net (loss) income	$(21,166)	$24,294	$—	$3,128

	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
For the six months ended June 30, 2005
Net revenues	$—	$215,394	$62,120	$277,514
Cost of services	—	123,244	24,532	147,776
Selling, general and administrative expenses	1,931	76,201	10,660	88,792
Amortization expense	—	5,996	783	6,779
Gain on sale of practice	—	(454)	—	(454)

Total operating costs and expense	1,931	204,987	35,975	242,893
(Loss) income from operations	(1,931)	10,407	26,145	34,621
Other income (expense)
Interest expense	(22,830)	(105)	—	(22,935)
Management fee (A)	—	26,143	(26,143)	—
Change in value of derivative	(291)	—	—	(291)
Write-off of deferred financing costs	(345)	—	—	(345)
Other, net	35	251	(2)	284

Total other expenses	(23,431)	26,289	(26,145)	(23,287)

(Loss) income before income taxes	(25,362)	36,696	—	11,334
Benefit (provision) for income taxes	10,103	(14,618)	—	(4,515)

Net (loss) income	$(15,259)	$22,078	$—	$6,819

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
For the six months ended June 30, 2006
Cash flows from operating activities:
Net (loss) income	$(21,166)	$24,294	$—	$3,128
Adjustments to reconcile net (loss) income to cash provided by operating activities	5,590	45,824	7,681	59,095
Changes in assets and liabilities which used cash, net of effects of acquisitions	(34,537)	(18,644)	(7,123)	(60,304)

Net cash (used) provided by operating activities	(50,113)	51,474	558	1,919
Cash flows used for investing activities	(150,988)	(43,399)	(1,966)	(196,353)
Cash flows provided by (used for) financing activities	201,101	(2,346)	—	198,755

(Decrease) increase in cash equivalents	—	5,729	(1,408)	4,321
Cash and cash equivalents, beginning of period	—	3,325	673	3,998

Cash and cash equivalents, end of period	$—	$9,054	$(735)	$8,319

	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidated Total
For the six months ended June 30, 2005
Cash flows from operating activities:
Net (loss) income	$(15,936)	$22,755	$—	$6,819
Adjustments to reconcile net (loss) income to cash provided by operating activities	2,275	38,500	7,878	48,653
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	19,417	(56,158)	(6,238)	(42,979)

Net cash provided by operating activities	5,756	5,097	1,640	12,493
Cash flows used for investing activities	(4,594)	(13,489)	(2,419)	(20,502)
Cash flows used for financing activities	(1,162)	(244)	—	(1,406)

Decrease in cash equivalents	—	(8,636)	(779)	(9,415)
Cash and cash equivalents, beginning of period	—	19,513	1,467	20,980

Cash and cash equivalents, end of period	$—	$10,877	$688	$11,565

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three and six months ended June 30, 2006 and 2005.

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

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 2% and 4% of the Company’s net revenues for the six months ended June 30, 2006 and 2005, respectively.

Acquisitions. On January 31, 2006 we acquired Specialty Laboratories, Inc., (“Specialty”) a leading hospital-focused clinical reference laboratory specializing in esoteric testing in Valencia, California and on March 31, 2006 we acquired an anatomic pathology practice in Denver, Colorado. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through June 30, 2006. For the first six months of 2005, the Company did not acquire any new practices. During the six months ended June 30, 2006 and 2005, we made contingent note payments of approximately $3.4 million and $8.8 million respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For the six months ended June 30, 2006 and 2005, our medical malpractice cost was $7.1 million and $7.3 million, respectively. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

Segments

The Company operates in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The company’s testing services are categorized based upon the nature of the test: Anatomic Pathology testing, Esoteric Services, and Dermatopathology testing. These testing services are used by physicians in the diagnosis, prognosis, monitoring and general management of diseases and other clinical conditions. The tests included in such services generally detect medically-significant abnormalities and visual patterns in blood, tissue samples and other specimens.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	56.3	51.7	56.5	53.3
Selling, general and administrative expenses	20.3	18.9	20.6	18.9
Provision for doubtful accounts	9.9	13.1	10.7	13.1
Amortization expense	1.5	2.4	1.9	2.4
Merger-related charges	0.6	—	0.5	—

Total operating costs and expenses	88.6	86.1	90.2	87.7
Income from operations	11.4	13.9	9.8	12.3
Interest expense	(7.8)	(8.1)	(7.7)	(8.3)
Change in value of derivative	0.2	—	0.2	—
Write-off of deferred financing costs	—	—	(0.9)	—
Other income, net	0.3	—	0.2	0.1

Income before income taxes	4.1	5.8	1.6	4.1
Provision for income taxes	1.3	2.3	0.7	1.6

Net income	2.8%	3.5%	0.9%	2.5%

Net Revenues.

Net revenues increased by $48.1 million, or 33.5%, to $191.7 million for the three months ended June 30, 2006 from $143.6 million for the three months ended June 30, 2005. Net revenues increased by $85.1 million, or 30.7%, to $362.6 million for the six months ended June 30, 2006 from $277.5 million for the six months ended June 30, 2005. This increase consisted primarily of revenues of acquired practices and through growth of our same store practices. Same store net revenue increased $9.5 million or 6.7% to $150.7 million for the three months ended June 30, 2006 from $141.2 million for the three months ended June 30, 2005. Same store net revenue increased $23.6 million or 8.7% to $295.2 million for the six months ended June 30, 2006 from $271.6 million for the six months ended June 30, 2005. Net revenues include the results of Specialty from the effective date of the acquisition by the Company, which was January 31, 2006. Net revenues from Specialty for the second quarter of 2006 were $40.2 million. Net revenues from Specialty for the six-month period ended June 30, 2006 were $66.6 million.

Costs of Services.

Costs of services increased by $33.7 million, or 45.3%, to $107.9 million for the three months ended June 30, 2006 from $74.3 million for the three months ended June 30, 2005. Costs of services as a percentage of net revenues increased to 56.3% for the three months ended June 30, 2006 from 51.7% for the three months ended June 30, 2005. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 10.7% higher than costs of services of the anatomic pathology business and from increased courier and distribution costs associated with the Company’s increased revenues from physicians’ offices. For the three months ended June 30, 2006, we continued to see a larger percentage of our net revenues generated from our outpatient practices compared to our inpatient practices. Inpatient practices generally have very low costs of services compared to outpatient practices. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, excluding Specialty, our inpatient revenues declined 4.6% while our outpatient revenues grew 14.1%. Costs of services for Specialty for the three months ended June 30, 2006 were $26.2 million. Gross margin decreased to 43.7% for the three months ended June 30, 2006 from 48.3% for the three months ended June 30, 2005.

Costs of services increased by $57.1 million, or 38.6%, to $204.9 million for the six months ended June 30, 2006 from $147.8 million for the six months ended June 30, 2005. Costs of services as a percentage of net revenues increased to 56.5% for the six months ended June 30, 2006 from 53.3% for the six months ended June 30, 2005. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 10.7% higher than costs of services of the anatomic pathology business and from increased courier and distribution costs associated with the Company’s increased revenues from physicians’ offices. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, excluding Specialty, our inpatient revenues declined 3.0% while our outpatient revenues grew 15.7%. Costs of services for Specialty for the three months ended June 30, 2006 were $43.4 million. Gross margin decreased to 43.5% for the six months ended June 30, 2006 from 46.7% for the six months ended June 30, 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $11.8 million to $39.0 million for the three months ended June 30, 2006 from $27.2 million for the three months ended June 30, 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 20.3% for the three months ended June 30, 2006 from 18.9% for the three months ended June 30, 2005.

Selling, general and administrative expenses increased by $22.4 million to $74.8 million for the six months ended June 30, 2006 from $52.4 million for the six months ended June 30, 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 20.6% for the six months ended June 30, 2006 from 18.9% for the six months ended June 30, 2005.

The increases in selling, general, and administrative expenses for the three and six months ended June 30, 2006 are primarily due to adding additional resources in information technology, increased sales and marketing costs, billing conversions from third-party providers, increased Sarbanes Oxley and audit related costs, adoption of SFAS 123 (R) effective January 1, 2006, and the increase from Specialty’s selling, general, and administrative costs, which are higher than historical selling, general, and administrative costs of the anatomic pathology business. Selling, general, and administrative expenses from Specialty for the second quarter of 2006 were $9.6 million. Selling, general, and administrative expenses from Specialty for the six month period ended June 30, 2006 were $15.4 million.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $0.2 million to $19.0 million for the three months ended June 30, 2006 from $18.8 million for the same period of 2005. The provision for doubtful accounts as a percentage of net revenues decreased to 9.9% for the three months ended June 30, 2006 from 13.1% for the same period of 2005.

Our provision for doubtful accounts increased by $2.4 million to $38.8 million for the six months ended June 30, 2006 from $36.4 million for the same period of 2005. The provision for doubtful accounts as a percentage of net revenues decreased to 10.7% for the six months ended June 30, 2006 from 13.1% for the same period of 2005.

Outpatient and esoteric revenues, as a percentage of total revenues, continued to grow at a faster rate than our inpatient revenues. The bad debt percentages on outpatient and esoteric revenues are generally lower than on inpatient revenues and therefore reduces total bad debt expense as a percentage of total revenues. Outpatient and esoteric revenues, as a percentage of total revenues, for the three months ended June 30, 2006 were 73.2% compared to 45.4% for the three months ended June 30, 2005. Outpatient and esoteric revenues, as a percentage of total revenues, for the six months ended June 30, 2006 were 71.6% compared to 61.0% for the six months ended June 30, 2005. The provision for doubtful accounts from Specialty for the second quarter of 2006 was $0.9 million. The provision for doubtful accounts from Specialty for the six month period ended June 30, 2006 was $1.7 million.

Amortization Expense.

Amortization expense decreased by $0.6 million, to $2.9 million for the three months ended June 30, 2006 from $3.5 million for the three months ended June 30, 2005.

Amortization expense remained constant at $6.8 million for the six months ended both June 30, 2006 and 2005.

Merger Costs

For the three months ended June 30, 2006, in connection with the acquisition of Specialty, the Company incurred $1.2 million in merger costs.

For the six months ended June 30, 2006, in connection with the acquisition of Specialty, the Company incurred $1.8 million in merger costs.

Gain on Sale of Managed Practice.

In February 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.5 million.

Interest Expense.

Interest expense increased by $3.2 million to $14.9 million for the three months ended June 30, 2006 from $11.7 million for the same period of 2005. Our effective interest rate was 9.4% and 9.5% for the three months ended June 30, 2006 and 2005, respectively.

Interest expense increased by $5.1 million to $28.0 million for the six months ended June 30, 2006 from $22.9 million for the six months ended June 30, 2005. Our effective interest rate was 9.7% and 9.3% for the six months ended June 30, 2006 and 2005, respectively.

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

Change in Value of Derivative.

In April 2004, the Company entered into a 2  1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. For the six months ended June 30, 2006, the Company recognized a $0.7 million gain in the value of the derivative. For the six months ended June 30, 2005, the Company recognized a $0.3 million loss in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 47.4% and 39.8% for the six month periods ended June 30, 2006 and 2005, respectively. The increase in tax rate is a result of an increase in the state income tax valuation allowance and non-deductible merger costs in connection with the acquisition of Specialty.

Net Income.

Net income for the three months ended June 30, 2006, was $5.2 million compared with net income of $5.1 million for the same period of 2005.

Net income for the six months ended June 30, 2006, was $3.1 million compared with net income of $6.8 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had working capital of approximately $94.9 million, an increase of $31.2 million from working capital of $63.7 million at December 31, 2005. The acquisition of Specialty was the primary reason for the increase in working capital for the six months ended June 30, 2006.

Net cash provided by operating activities was $1.9 million and $12.5 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in cash provided by operations from the six months ended June 30, 2005 to the six months ended June 30, 2006 was primarily caused by an increase in net accounts receivable and an increase in cash outflows to pay down accounts payable which was offset by an increase in depreciation and amortization.

Net cash used in investing activities increased $175.9 million from $20.5 million for the six months ended June 30, 2005 to $196.4 for the six months ended June 30, 2006. The increase in cash used in investing activities from the six months ended June 30, 2005 to the six months ended June 30, 2006 was primarily caused by cash paid for the Specialty acquisition of $168.7 million and an increase in acquisitions of property, plant and equipment from $14.0 million for the six months ended June 30, 2005 to $24.0 million for the six months ended June 30, 2006. These increases were partially offset by decreased contingent notes payments in the six months ended June 30, 2006 compared to the same period in the previous year.

Net cash provided by financing activities increased $200.2 million from $(1.4) million for the six months ended June 30, 2005 to $198.8 million for the six months ended June 30, 2006. The increase in cash provided by financing activities from the six months ended June 30, 2005 to the six months ended June 30, 2006 relates to increased levels of debt under our new credit facility to fund the Specialty acquisition, an equity investment by our parent to help fund the Specialty acquisition, and a release of funds from our contingent note reserve to pay contingent notes and help fund the Specialty acquisition.

On January 31, 2006, in connection with the merger of Specialty, the Company terminated its existing senior credit facility and the Company entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $95.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit facility to fund a portion of the Specialty merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger.

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

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $24.0 million and $14.0 million for the six months ended June 30, 2006 and 2005, respectively.

We expect to use our revolving loan facility and operating cash flow to fund internal growth, for acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent payment obligations exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2006.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of June 30, 2006, for our term loan, our revolver loan, senior subordinated notes, and other indebtness, and as of December 31, 2005 for our operating leases. The balances of our operating leases, with the exception of adding Specialty’s lease balance as of December 31, 2005, which is included in the schedule hereon, have not changed substantially since year end.

	Payments Due By Period (in millions)
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.1	$192.9	$203.0
Revolver loan	—	—	69.0	—	69.0
Other indebtedness	0.1	0.1	—	—	0.2
Operating leases	11.4	10.6	27.7	86.7	136.4
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$13.5	$12.7	$102.8	$629.6	$758.6

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of June 30, 2006, our maximum obligation remaining under the contingent notes was $5.3 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $272.0 million at June 30, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.6 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the six months ended June 30, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.7 million and a loss of approximately $0.3 million respectively, which is reflected in the accompanying consolidated statements of income.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first six months of 2006.

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

We have a significant amount of indebtedness. As of June 30, 2006, our total debt was $622.2 million, excluding unused revolving loan commitments under our senior credit facility, which represented approximately 52% of our total capitalization. This debt does not include $5.3 million of obligations under our contingent notes.

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

Our cash flow from operations declined $10.6 million from $12.5 million for the six months ended June 30, 2005 to $1.9 million for the six months ended June 30, 2006. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with whom the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 22% of our revenues during the first six months of 2006.

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

We derived approximately 22% of our net revenues during the first six months of 2006 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the three months ended June 30, 2006 was 9.9% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 24.3%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the six month periods ended June 30, 2006 and 2005, approximately 54%, and 55%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of June 30, 2006, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our Company but was one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. Specialty Laboratories, Inc., a California corporation received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. We are providing or have provided information to the United States Attorney’s Office, the Florida Attorney General’s Office and California Attorney General’s Office and intend to cooperate in the investigations. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of June 30, 2006, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $5.3 million over the next two years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $214.4 million at June 30, 2006, representing approximately 15.6% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $842.0 million June 30, 2006, representing approximately 61.4% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2005 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $272.0 million at June 30, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.6 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the six months ended June 30, 2006 and 2005, the change in the value of the derivative was a gain of approximately $0.7 million and a loss of approximately $0.3 million respectively, which is reflected in the accompanying consolidated statements of income.

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

As reported in the Company’s Current Report on Form 8-K dated May 22, 2006, Specialty Laboratories, Inc., a California corporation and a wholly-owned subsidiary of the Company received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the California Medicaid program. The subpoena seeks documents from various time frames ranging from three to ten years. Specialty Laboratories will cooperate with the California Attorney General’s Office in responding to the subpoena. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

AMERIPATH, INC.

Date: August 14, 2006	By:	/S/ DONALD E. STEEN
Donald E. Steen Chairman and Chief Executive Officer

Date: August 14, 2006	By:	/S/ DAVID L. REDMOND
David L. Redmond President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350