Form 10-Q
period 2006-09-30
AMERIPATH INC
filed 2006-11-13
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of common stock of the registrant outstanding as of November 13, 2006 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,245	$3,998
Restricted cash	27,058	26,684
Accounts receivable, net	138,537	84,968
Inventories	6,013	2,327
Deferred tax assets, net	11,299	10,909
Other current assets	15,204	4,963

Total current assets	207,356	133,849

PROPERTY AND EQUIPMENT, NET	103,610	49,196

OTHER ASSETS:
Goodwill	842,137	608,160
Identifiable intangibles, net	212,019	165,878
Other	33,202	27,066

Total other assets	1,087,358	801,104

TOTAL ASSETS	$1,398,324	$984,149

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$88,070	$59,823
Accrued interest	20,494	9,721
Current portion of long-term debt	2,112	354
Other current liabilities	1,454	218

Total current liabilities	112,130	70,116

LONG -TERM LIABILITIES:
Long-term debt	621,491	479,136
Other liabilities	47,630	33,228
Deferred tax liabilities, net	38,114	16,952

Total long-term liabilities	707,235	529,316

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at September 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	554,831	369,427
Retained earnings	24,127	15,289

Total stockholder’s equity	578,959	384,717

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,398,324	$984,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET REVENUES:
Total net revenues	$191,712	$143,552	$554,340	$421,066

OPERATING COSTS AND EXPENSES:
Cost of services	108,308	76,795	313,174	224,571
Selling, general and administrative expenses	38,397	27,347	113,142	79,699
Provision for doubtful accounts	17,516	18,017	56,328	54,457
Amortization expense	2,950	3,416	9,705	10,195
Merger-related charges .	175	—	1,959	—
Loss on sale of practice	—	1,337	—	883

Total operating costs and expenses	167,346	126,912	494,308	369,805

INCOME FROM OPERATIONS	24,366	16,640	60,032	51,261

OTHER INCOME (EXPENSES):
Interest expense	(14,889)	(11,588)	(42,893)	(34,523)
Change in value of derivative	549	(221)	1,295	(512)
Write-off of deferred financing costs	(19)	(123)	(3,379)	(468)
Other income, net	701	122	1,598	406

Total other expenses, net	(13,658)	(11,810)	(43,379)	(35,097)

INCOME BEFORE INCOME TAXES	10,708	4,830	16,653	16,164
PROVISION FOR INCOME TAXES	4,998	1,923	7,815	6,438

NET INCOME	$5,710	$2,907	$8,838	$9,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,838	$9,726
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,919	8,047
Amortization	9,705	10,195
Loss on disposal of assets	(244)	131
Provision for doubtful accounts	56,328	54,457
Loss on sale of practice	—	883
Write-off of deferred financing costs	3,379	468
Change in value of derivative	(1,295)	512
Non cash stock option expense	1,006	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(81,828)	(66,426)
(Increase) decrease in inventories	(7)	32
Increase in other current assets	(8,815)	(943)
Increase in accrued interest	10,773	9,439
(Increase) decrease in other assets	(2,069)	400
Increase in accounts payable and accrued expenses	4,365	4,422

Net cash provided by operating activities	16,055	31,343

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(39,984)	(22,070)
Cash paid for acquisitions and related costs, net of cash acquired	(168,685)	—
Cash received from sale of managed practice	—	5,150
Increase in restricted cash	(374)	(9,087)
Investment in common stock	—	(150)
Payments of contingent notes	(3,528)	(9,892)

Net cash used in investing activities	(212,571)	(36,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(5,052)	(27)
Net payments on long term debt and capital leases	(2,435)	(1,959)
Proceeds from new term loan facility, net of payments	202,482	—
Payments on former term loan facility	(99,049)	(15,951)
Proceeds from new revolving debt facility, net of payments	71,000	—
Payments on former revolving debt facility	(30,000)	(5,000)
Proceeds from release of contingent note fund	14,390	—
Contingent note proceeds	4,352	9,530
Equity investment by parent	46,075	—

Net cash provided by (used in) financing activities	201,763	(13,407)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,247	(18,113)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,998	20,980

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,245	$2,867

SUPPLEMENTAL NON-CASH TRANSACTIONS
Property and equipment acquired pursuant to capital leases	$—	$552
Issuance of Ameripath Group Holdings, Inc. equity in relation to Specialty Laboratories, Inc. acquisition	$119,581	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	$32,353	$25,837
Cash paid during period for taxes	$1,157	$1,672

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of September 30, 2006, approximately $48.5 million of the $67.0 million has been contributed to the Company to fund contingent note payments and approximately $14.4 million of the $67.0 million was contributed to the Company to help fund the Specialty Laboratories, Inc. acquisition. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

Note 3—Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS) No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements. The Company is formulating an implementation plan that identifies and categorizes its uncertain tax positions and each position will be evaluated and assessed for recognition and measurement under the guidelines of FIN 48.

In August 2006, the SEC issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2006 Annual Report on Form 10-K. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

Note 4—Acquisitions

On January 31, 2006, the Company completed its acquisition of Specialty Laboratories, Inc., (“Specialty”) an esoteric lab in Valencia, California in a transaction valued at approximately $334.0 million. In connection with the acquisition, the Company formed a new parent entity, Ameripath Group Holdings, Inc. (“Group Holdings”). Subsequent to the transaction Group Holdings is the new parent of Holdings, which remains the parent of Ameripath. Under the terms of the merger agreement, the Company acquired all common shares of Specialty common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company financed the acquisition through a combination of cash on hand, contribution of shares by Specialty’s majority shareholder, additional cash equity of $46.1 million from Ameripath’s majority stockholder, WCAS, the release of certain contingent note funds of $14.4 million from Holdings, and borrowings under Ameripath’s new credit facility. The Company paid $197.8 million in cash and issued $119.6 million or 19,930,208 shares in Group Holdings stock. Group Holdings common stock was issued at $6.00 a share, which was based on an internal valuation and previous transactions with third parties. In addition, Ameripath paid $9.7 million in cash for outstanding stock options of Specialty. Pursuant to the terms of the merger agreement, Specialty’s outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $334.0 million includes transaction costs of approximately $6.9 million consisting primarily of fees and expenses of investment bankers, attorneys, and accountants.

The purchase price of the acquisition is summarized below:

Cash paid for Specialty’s outstanding common stock	$197,801
Group Holdings common stock issued	119,581
Cash paid for Specialty’s outstanding stock options	9,662
Transaction costs incurred	6,949

Total purchase price	$333,993

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition, as of the date of the acquisition, as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The intangible asset valuation was performed by an independent third-party valuation firm during March 2006. In accordance with SFAS No. 109 the Company recognized a deferred tax liability of $20.7 million related to both definite and indefinite-lived intangible assets acquired in the Specialty acquisition. The allocation of the purchase price is summarized below:

Cash	$40,986
Accounts receivable, net	27,774
Property & equipment, net	30,104
Inventory	3,679
Prepaid expenses	1,814
Intangible assets	53,390
Other investments	2,545
Other	1,598
Goodwill	225,768

Total assets	387,658

Accounts payable	10,685
Other long term liabilities	2,114
Deferred tax liabilities	20,673
Accrued liabilities	20,193

Total liabilities	53,665

Net assets acquired	$333,993

On March 31, 2006, the Company also acquired one hospital based anatomic pathology practice in Denver, Colorado. For the first nine months of 2005, the Company did not acquire any new practices. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through September 30, 2006. The following unaudited pro forma information presents the consolidated results of operations for the nine months ended September 30, 2006 and 2005 as if the acquisitions had been consummated on January 1, 2006 and 2005, respectively.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net revenues	$567,166	$537,605
Net income	5,932	5,919

Contingent Notes Related To Past Acquisitions

During the nine months ended September 30, 2006 and 2005, the Company made contingent note payments of approximately $3.5 million and $9.9 million, respectively, relating to previous acquisitions. If the maximum specified levels of income from operations for all acquired operations are achieved, the Company estimates that it would make aggregate maximum principal payments of approximately $3.8 million over the next two years. A lesser amount or no payments at all would be made if the stipulated levels of income from operations or other evaluation factors specified in each agreement were not met.

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $2.4 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively. Amortization expense of identifiable intangibles was approximately $8.0 million for the nine months ended September 30, 2006 and $8.4 million for the nine months ended September 30, 2005.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of September 30, 2006 is as follows:

Remainder of 2006	$2,370
2007	9,475
2008	8,643
2009	8,364
2010	8,187
2011	7,950
Thereafter	102,451

The weighted average amortization period for identifiable intangible assets is approximately 19.6 years.

Note 6—Long-term Debt

Senior Subordinated Notes— On March 27, 2003, in connection with the March 2003 Transaction, Amy Acquisition Corp. issued $275.0 million of 10 1/2% Senior Subordinated Notes due 2013. The Company assumed Amy Acquisition Corp.’s obligations with respect to the notes upon consummation of the March 2003 Transaction. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, the Company issued an additional $75.0 million of its 10 1/2 % Senior Subordinated Notes due 2013 at a premium price of 106% plus accrued interest. The net premium amount is included in Other liabilities on the consolidated balance sheets. The notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by certain of the Company’s current and former subsidiaries. The notes and guarantees rank junior to all of the Company’s and the subsidiary guarantors’ existing and future senior indebtedness, on par with all of the Company’s and the subsidiary guarantors’ existing and future senior subordinated indebtedness and senior to all of the Company’s and the subsidiary guarantors’ existing and future subordinated indebtedness.

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

Credit Facility— On January 31, 2006, in connection with the acquisition of Specialty, the Company terminated its existing senior credit facility and entered into a new senior credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $105.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty acquisition consideration, to pay certain transaction costs related to the acquisition, to refinance existing indebtedness of the Company and to pay related expenses with the acquisition.

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

The New Credit Facility requires scheduled quarterly principal payments on the term loan in amounts equal to $508,750 on each of June 30, September 30, December 31 and March 31. On September 29, 2006, the Company made its mandatory payment of $508,750.

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

Letters of Credit

As of September 30, 2006, the Company had letters of credit outstanding totaling $13.1 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2006 through 2013. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 2.4%. Available borrowings under the $105.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on September 30, 2006 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the nine months ended September 30, 2006 and 2005, the change in the value of the derivative was a gain of approximately $1.3 million and a loss of approximately $0.5 million, respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. On October 2, 2006, the Company terminated the agreement. This derivative instrument is being used by the Company to reduce interest rate volatility and associated risks arising from the fixed rate structure of their Senior Subordinated Notes, and is not held or issued for trading purposes.

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

Note 9—Comprehensive Income

SFAS No. 130, “Comprehensive Income” , requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the nine months ended September 30, 2006 and 2005, net income equaled comprehensive income.

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

Note 11—Income Taxes

Our effective income tax rate was 46.9% and 39.8% for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in tax rate is a result of an increase in the state income tax valuation allowance and non-deductible merger costs related to the acquisition of Specialty.

Note 12—Stock Options

The Company’s Parent has adopted a 2006 Stock Option and Restricted Stock Purchase Plan, which is referred to as the stock option plan. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 11,697,146 shares of the Parent’s common stock. Shares of common stock related to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and other persons providing services for us and for grants of non-qualified stock options and awards. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

Options granted under the stock option plan generally vest ratably over a five-year period and expire ten years from the date of grant. Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date. The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of September 30, 2006, approximately 44,234 shares are available for future issuance.

Prior to December 31, 2005, the Company accounted for its employee stock option plan using the intrinsic method under Accounting Pronouncements Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company applied the provision of APB No. 25 in accounting for its employee stock option plan, and because the exercise price of its options was equal to or greater than the market value of its options at the date of grant, no compensation cost has been recognized for the option plan in the consolidated statements of income for the nine months ended September 30, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized for the nine months ended September 30, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the nine months ended September 30, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of 36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award.

In accordance with SFAS No. 123(R), the Company recorded compensation cost of approximately $414,000 and recognized a tax benefit for share-based compensation arrangements of approximately $160,000 for the three months ended September 30, 2006. During the nine months ended September 30, 2006, the Company recorded approximately $1,006,000 in compensation cost and recognized a tax benefit for share-based compensation arrangements of approximately $389,000.

As required by SFAS No. 123(R), the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees – executives and management based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the nine months ended September 30, 2005:

Net income reported	$9,726
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(866)

Pro forma net income	$8,860

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the nine months ended September 30, 2005: an average risk-free rate for the period of 4.1%; dividend yield of 0%; weighted-average volatility factor of 0%; and a weighted average expected life of the options of 8 years. The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the three months ended September 30, 2005 was $1.64 and nine months ended September 30, 2005 was $1.65. Forfeitures were recognized as they occurred.

The following table summarizes information related to the Company’s stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2005	8,241,202	$6.00
Granted	4,285,506	6.00
Exercised	—	—
Terminated/lapsed	(873,796)	6.00

Outstanding at September 30, 2006	11,652,912	$6.00

Vested or expected to vest as of September 30, 2006	10,991,218	$6.00	8.0
Exercisable at September 30, 2006	3,443,353	$6.00	7.1

The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $2.71. There were no stock option exercises during the first nine months of 2005 and 2006.

As of September 30, 2006, there was $9.0 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted average period of 4.50 years.

Note 13—Subsequent Events

On October 2, 2006, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million.

On October 2, 2006, the Company terminated its derivative instrument agreement and made a final interest payment of $1.0 million.

On October 25, 2006, WCAS made an additional cash equity investment in the Company for working capital needs. We used this additional cash equity investment to pay down a portion of our revolving credit facility.

On October 26, 2006, the Company completed its acquisition of Jill A. Cohen, M.D., P.C. (“Cohen”) in an all cash transaction valued at $18.3 million. Cohen is a leading dermatopatholgy practice in Tucson Arizona. The Company financed the aggregate purchase price of $18.3 million under its current revolving credit facility. The Cohen acquisition was accounted for under the purchase method of accounting. As such, the cost to acquire Cohen was allocated to the respective assets and liabilities acquired based on estimated fair value. A preliminary allocation of the cost to acquire Cohen has been made to certain assets and liabilities of Cohen based on preliminary estimates. The Company is continuing to assess the fair value of the assets and liabilities acquired. The Company’s management expects to complete the purchase price allocation during the fourth quarter of 2006.

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

The following tables present consolidating financial information at September 30, 2006 and 2005, and December 31, 2005, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

As of September 30, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$7,331	$866	$1,048	$—	$9,245
Restricted cash	—	27,058	—	—	27,058
Accounts receivable, net	708	113,332	24,497	—	138,537
Inventories	236	5,518	259	—	6,013
Other current assets	2,408	19,989	4,106	—	26,503

Total current assets	10,683	166,763	29,910	—	207,356
Property & equipment, net	39,210	62,628	1,772	—	103,610
Goodwill	—	691,647	150,490	—	842,137
Identifiable intangibles, net	41,840	137,165	33,014	—	212,019
Investment in subsidiaries	1,123,214	—	—	(1,123,214)	—
Other assets	18,221	12,744	2,237	—	33,202

Total assets	$1,233,168	$1,070,947	$217,423	$(1,123,214)	$1,398,324

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$30,672	$73,143	$4,749	$—	$108,564
Current portion of long-term debt	2,112	—	—	—	2,112
Other current liabilities	1,018	436	—	—	1,454

Total current liabilities	33,802	73,579	4,749	—	112,130
Long-term debt	621,448	43	—	—	621,491
Other liabilities	16,529	31,244	(143)	—	47,630
Deferred tax liabilities, net	1,170	46,799	(9,855)	—	38,114

Total long-term liabilities	639,147	78,086	(9,998)	—	707,235
Intercompany payable (receivable)	(18,740)	(24,194)	42,934	—	—
Stockholder’s equity:
Common stock	1	—	—	—	1
Additional paid-in capital	554,831	—	—	—	554,831
Retained earnings (deficit)	24,127	943,476	179,738	(1,123,214)	24,127

Total stockholder’s equity	578,959	943,476	179,738	(1,123,214)	578,959

Total liabilities and stockholder’s equity	$1,233,168	$1,070,947	$217,423	$(1,123,214)	$1,398,324

As of December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,325	$673	—	$3,998
Restricted cash	—	26,684	—	—	26,684
Accounts receivable, net	450	64,421	20,097	—	84,968
Inventories	262	1,950	115	—	2,327
Other current assets	538	13,027	2,307	—	15,872

Total current assets	1,250	109,407	23,192	—	133,849
Property & Equipment, net	16,255	31,135	1,806	—	49,196
Goodwill	—	472,054	136,106	—	608,160
Other identifiable intangibles, net	16,937	116,791	32,150	—	165,878
Investment in subsidiaries	1,088,071	—	—	(1,088,071)	—
Other assets	18,726	6,585	1,755	—	27,066

Total assets	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$22,356	$41,698	$5,708	$—	$69,762
Current portion of long-term debt	255	99	—	—	354

Total current liabilities	22,611	41,797	5,708	—	70,116
Long-term debt	479,056	80	—	—	479,136
Other liabilities	6,223	26,005	1,000	—	33,228
Deferred tax liabilities, net	536	20,926	(4,510)	—	16,952

Total long-term liabilities	485,815	47,011	(3,510)	—	529,316
Intercompany payable (receivable)	248,096	(261,169)	13,073	—	—
Stockholder’s equity:
Common stock	1	—	—	—	1
Additional paid-in capital	369,427	—	—	—	369,427
Retained earnings (deficit)	15,289	908,333	179,738	(1088,071)	15,289

Total stockholder’s equity	384,717	908,333	179,738	(1,088,071)	384,717

Total liabilities and stockholder’s equity	$1,141,239	$735,972	$195,009	$(1,088,071)	$984,149

Condensed Consolidating Statements of Operations:

For the nine months ended September 30, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$455,284	$99,056	$—	$554,340
Cost of services	—	278,583	34,591	—	313,174
Selling, general and administrative expenses	2,859	150,759	15,852	—	169,470
Amortization expense		8,788	917	—	9,705
Merger-related charges	1,959	—	—	—	1,959

Total operating costs and expense	4,818	438,130	51,360	—	494,308

(Loss) income from operations	(4,818)	17,154	47,696	—	60,032

Other income (expense)
Interest expense	(42,881)	(12)	—	—	(42,893)
Management fee (A)	—	47,696	(47,696)	—	—
Change in value of derivative	1,295	—	—	—	1,295
Write-off of deferred financing costs	(3,379)	—	—	—	(3,379)
Other, net	216	1,382	—	—	1,598

Total other expenses	(44,749)	49,066	(47,696)	—	(43,379)

(Loss) income before income taxes	(49,567)	66,220	—	—	16,653
Benefit (provision) for income taxes	23,262	(31,077)	—	—	(7,815)
Equity earnings from subsidiaries	35,143	—	—	(35,143)	—

Net (loss) income	$8,838	$35,143	$—	$(35,143)	$8,838

For the nine months ended September 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$330,839	$90,227	$—	$421,066
Cost of services	—	189,109	35,462	—	224,571
Selling, general and administrative expenses	3,858	115,127	15,171	—	134,156
Amortization expense	—	9,220	975	—	10,195
Merger-related charges	1,090	(207)	—	—	883

Total operating costs and expense	4,948	313,249	51,608	—	369,805

(Loss) income from operations	(4,948)	17,590	38,619	—	51,261

Other income (expense)
Interest expense	(34,377)	(146)	—	—	(34,523)
Management fee (A)	—	38,618	(38,618)	—	—
Change in value of derivative	(512)	—	—	—	(512)
Write-off of deferred financing costs	(468)	—	—	—	(468)
Other, net	36	371	(1)	—	406

Total other expenses	(35,321)	38,843	(38,619)	—	(35,097)

(Loss) income before income taxes	(40,269)	56,433	—	—	16,164
Benefit (provision) for income taxes	16,043	(22,481)	—	—	(6,438)
Equity earnings from subsidiaries	33,952	—	—	(33,952)	—

Net income (loss)	$9,726	$33,952	$—	$(33,952)	$9,726

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the nine months ended September 30, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$8,838	$35,143	$—	$(35,143)	$8,838
Adjustments to reconcile net (loss) income to cash provided by operating activities	6,886	66,767	11,145	—	84,798
Changes in assets and liabilities which used cash, net of effects of acquisitions	(49,078)	(54,853)	(8,793)	35,143	(77,581)

Net cash (used) in operating activities	(33,354)	47,057	2,352	—	16,055
Cash flows used for investing activities	(163,513)	(47,081)	(1,977)	—	(212,571)
Cash flows provided by (used for) financing activities	204,198	(2,435)	—	—	201,763

Increase (decrease) in cash equivalents	7,331	(2,459)	375	—	5,247
Cash and cash equivalents, beginning of period	—	3,325	673	—	3,998

Cash and cash equivalents, end of period	$7,331	$866	$1,048	$—	$9,245

For the nine months ended September 30, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$9,726	$33,952	$—	$(33,952)	$9,726
Adjustments to reconcile net (loss) income to cash provided by operating activities	4,885	58,435	11,118	—	74,438
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	5,414	(82,006)	(10,181)	33,952	(52,821)

Net cash provided by operating activities	20,025	10,381	937	—	31,343
Cash flows used for investing activities	(7,253)	(26,828)	(1,968)	—	(36,049)
Cash flows used for financing activities	(11,448)	(1,959)	—	—	(13,407)

Decrease in cash equivalents	1,324	(18,406)	(1,031)	—	(18,113)
Cash and cash equivalents, beginning of period	—	19,513	1,467	—	20,980

Cash and cash equivalents, end of period	$1,324	$1,107	$436	$—	$2,867

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three and nine months ended September 30, 2006 and 2005.

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

In states where AmeriPath is not permitted to directly own a medical operation, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, AmeriPath conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, AmeriPath generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management service agreement between AmeriPath and the affiliated entity. Under the management services agreement, AmeriPath exclusively manages all aspects of the operation, including entering into all managed care contracts, other than the provision of medical services. Generally, the affiliated entity has no operating assets because AmeriPath acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with Emerging Issues Task Force Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements (“EITF 97-2”), FASB Statement No. 94 and APB Opinion No. 16, the financial statements of the operations AmeriPath controls, including these affiliated entities, are included in the consolidated financial statements of AmeriPath.

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 1.7% and 3.3% of the Company’s net revenues for the nine months ended September 30, 2006 and 2005, respectively.

Acquisitions. On January 31, 2006 we acquired Specialty Laboratories, Inc., (“Specialty”) a leading hospital-focused clinical reference laboratory specializing in esoteric testing in Valencia, California and on March 31, 2006 we acquired an anatomic pathology practice in Denver, Colorado. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through September 30, 2006. For the first nine months of 2005, the Company did not acquire any new practices. During the nine months ended September 30, 2006 and 2005, we made contingent note payments of approximately $3.5 million and $9.9 million respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For the nine months ended September 30, 2006 and 2005, our medical malpractice cost was $10.7 million and $10.8 million, respectively. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

Provision for Doubtful Accounts. We calculate our provision for doubtful accounts based upon our past collection experience by payor, past billing experience by payor, and outpatient versus inpatient revenue generated at the lab. Provision for doubtful accounts is affected by our mix of revenue from outpatient and inpatient services. The provision for doubtful accounts typically is higher for inpatient services than for outpatient services, due primarily to a larger concentration of indigent and private pay patients, greater difficulty gathering complete and accurate billing information and longer billing and collection cycles for inpatient services. Management service revenue generally does not include a provision for doubtful accounts. Accounts receivable agings are monitored by billing personnel and appropriate follow up procedures are performed. We charge off accounts receivable against the allowance for doubtful accounts when they are deemed to be uncollectible. Third party accounts are also charged off when they exceed the payor’s timely filing limits and private pay patient accounts are charged off after all collection efforts have occurred.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	56.5	53.5	56.5	53.3
Selling, general and administrative expenses	20.0	19.1	20.4	18.9
Provision for doubtful accounts	9.1	12.6	10.2	12.9
Amortization expense	1.6	2.4	1.7	2.4
Merger-related charges	0.1	—	0.4	—
Loss on sale of practice	—	0.9	—	0.2

Total operating costs and expenses	87.3	88.4	89.2	87.7
Income from operations	12.7	11.5	10.8	12.3
Interest expense	(7.8)	(8.0)	(7.7)	(8.3)
Change in value of derivative	0.3	(0.2)	0.2	(0.2)
Write-off of deferred financing costs	—	(0.1)	(0.6)	(0.1)
Other income, net	0.4	0.1	0.3	0.1

Income before income taxes	5.6	3.3	3.0	3.8
Provision for income taxes	2.6	1.3	1.4	1.5

Net income	3.0%	2.0%	1.6%	2.3%

Net Revenues.

Net revenues increased by $48.1 million, or 33.5%, to $191.7 million for the three months ended September 30, 2006 from $143.6 million for the three months ended September 30, 2005. Net revenues increased by $133.2 million, or 31.7%, to $554.3 million for the nine months ended September 30, 2006 from $421.1 million for the nine months ended September 30, 2005. This increase consisted primarily of revenues of acquired practices and through growth of our same store practices. Same store net revenues increased $7.8 million or 5.5% to $150.4 million for the three months ended September 30, 2006 from $142.6 million for the three months ended September 30, 2005. On a per revenue day basis same store net revenues increased $0.2 million or 7.1% to $2.4 million per revenue day for the three months ended September 30, 2006 from $2.2 million per revenue day for the three months ended September 30, 2005. Same store net revenue increased $31.4 million or 7.6% to $445.6 million for the nine months ended September 30, 2006 from $414.2 million for the nine months ended September 30, 2005. On a per revenue day basis same store net revenues increased $0.2 million or 8.1% to $2.3 million per revenue day for the nine months ended September 30, 2006 from $2.2 million per revenue day for the nine months ended September 30, 2005. Net revenues include the results of Specialty from the effective date of the acquisition by the Company, which was January 31, 2006. Net revenues from Specialty for the third quarter of 2006 were $40.6 million. Net revenues from Specialty for the nine-month period ended September 30, 2006 were $107.2 million.

Costs of Services.

Costs of services increased by $31.5 million, or 41.0%, to $108.3 million for the three months ended September 30, 2006, from $76.8 million for the three months ended September 30, 2005. Costs of services as a percentage of net revenues increased to 56.5% for the three months ended September 30, 2006 from 53.5% for the three months ended September 30, 2005. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 10.7% higher than costs of services of the anatomic pathology business and from increased costs of our outpatient laborites associated with the Company’s increased revenues from physicians’ offices. For the three months ended September 30, 2006, we continued to see a larger percentage of our net revenues generated from our outpatient practices compared to our inpatient practices. Inpatient practices generally have very low costs of services compared to outpatient practices. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, excluding Specialty, our inpatient revenues declined 2.0% while our outpatient revenues grew 10.1%. Costs of services for Specialty for the three months ended September 30, 2006 were $27.4 million. Gross margin decreased to 43.5% for the three months ended September 30, 2006 from 46.5% for the three months ended September 30, 2005.

Costs of services increased by $88.6 million, or 39.4%, to $313.2 million for the nine months ended September 30, 2006 from $224.6 million for the same period of 2005. Costs of services as a percentage of net revenues increased to 56.5% for the nine months ended September 30, 2006 from 53.3% for the nine months ended September 30, 2005. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 10.7% higher than costs of services of the anatomic pathology business and from increased costs of our outpatient laboratories associated with the Company’s increased revenues from physicians’ offices. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, excluding Specialty, our inpatient revenues declined 2.5% while our outpatient revenues grew 13.6%. Costs of services for Specialty for the nine months ended September 30, 2006 were $70.8 million. Gross margin decreased to 43.5% for the nine months ended September 30, 2006 from 46.7% for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $11.1 million to $38.4 million for the three months ended September 30, 2006 from $27.3 million for the three months ended September 30, 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 20.0% for the three months ended September 30, 2006 from 19.1% for the three months ended September 30, 2005.

Selling, general and administrative expenses increased by $33.4 million to $113.1 million for the nine months ended September 30, 2006 from $79.7 million for the same period of 2005. As a percentage of net revenues, selling, general and administrative expenses increased to 20.4% for the nine months ended September 30, 2006 from 18.9% for the nine months ended September 30, 2005.

The increases in selling, general, and administrative expenses for the three and nine months ended September 30, 2006 are primarily due to adding additional resources in information technology, increased sales and marketing costs, billing conversions from third-party providers, increased Sarbanes Oxley and audit related costs, adoption of SFAS 123 (R) effective January 1, 2006, and the increase from Specialty’s selling, general, and administrative costs, which are higher than historical selling, general, and administrative costs of the anatomic pathology business. Selling, general, and administrative expenses from Specialty for the third quarter of 2006 were $8.9 million and for the nine month period ended September 30, 2006 were $24.3 million.

Provision for Doubtful Accounts.

Our provision for doubtful accounts decreased by $0.5 million to $17.5 million for the three months ended September 30, 2006 from $18.0 million for the three months ended September 30, 2005. The provision for doubtful accounts as a percentage of net revenues decreased to 9.1% for the three months ended September 30, 2006 from 12.6% for the same period of 2005.

Our provision for doubtful accounts increased by $1.8 million to $56.3 million for the nine months ended September 30, 2006 from $54.5 million for the same period of 2005. The provision for doubtful accounts as a percentage of net revenues decreased to 10.2% for the nine months ended September 30, 2006 from 12.9% for the same period of 2005.

Outpatient and esoteric revenues, as a percentage of total revenues, continued to grow at a faster rate than our inpatient revenues. The bad debt percentages on outpatient and esoteric revenues are generally lower than on inpatient revenues and therefore reduces total bad debt expense as a percentage of total revenues. Outpatient and esoteric revenues, as a percentage of total revenues, for the three months ended September 30, 2006 were 72.2% compared to 61.9% for the three months ended September 30, 2005. Outpatient and esoteric revenues, as a percentage of total revenues, for the nine months ended September 30, 2006 were 71.1% compared to 60.0% for the nine months ended September 30, 2005. The provision for doubtful accounts from Specialty for the third quarter of 2006 was $0.7 million. The provision for doubtful accounts from Specialty for the nine month period ended September 30, 2006 was $2.4 million.

Amortization Expense.

Amortization expense decreased by $0.4 million to $3.0 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005.

Amortization expense decreased by $0.5 million to $9.7 million for the nine months ended September 30, 2006 from $10.2 million for the same period of 2005.

Merger Costs

For the three months ended September 30, 2006, in connection with the acquisition of Specialty, the Company incurred $0.2 million in merger costs.

For the nine months ended September 30, 2006, in connection with the acquisition of Specialty, the Company incurred $2.0 million in merger costs.

Gain on Sale of Managed Practice.

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

Interest Expense.

Interest expense increased by $3.3 million to $14.9 million for the three months ended September 30, 2006 from $11.6 million for the three months ended September 30, 2005. Our effective interest rate was 9.4% and 10.2% for the three months ended September 30, 2006 and 2005, respectively.

Interest expense increased by $8.4 million to $42.9 million for the nine months ended September 30, 2006 from $34.5 million for the same period of 2005. Our effective interest rate was 9.5% and 9.9% for the nine months ended September 30, 2006 and 2005, respectively.

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

Change in Value of Derivative.

In April 2004, the Company entered into a 2  1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. On October 2, 2006, the Company terminated the agreement.

For the nine months ended September 30, 2006, the Company recognized a $1.3 million gain in the value of the derivative. For the nine months ended September 30, 2005, the Company recognized a $0.5 million loss in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 46.9% and 39.8% for the nine month periods ended September 30, 2006 and 2005, respectively. The increase in tax rate is a result of an increase in the state income tax valuation allowance and non-deductible merger related costs in connection with the acquisition of Specialty.

Net Income.

Net income for the three months ended September 30, 2006, was $5.7 million compared with net income of $2.9 million for the three months ended September 30, 2005.

Net income for the nine months ended September 30, 2006, was $8.8 million compared with net income of $9.7 million for the same period of 2005.

Liquidity and Capital Resources

At September 30, 2006, we had working capital of approximately $95.2 million, an increase of $31.5 million from working capital of $63.7 million at December 31, 2005. The acquisition of Specialty was the primary reason for the increase in working capital for the nine months ended September 30, 2006.

Net cash provided by operating activities was $16.1 million and $31.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash provided by operations from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was primarily caused by an increase in net accounts receivable, the change in the value of our derivative, and a change in our other current assets.

Net cash used in investing activities increased $176.6 million from $36.0 million for the nine months ended September 30, 2005 to $212.6 for the nine months ended September 30, 2006. The increase in cash used in investing activities from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 was primarily caused by cash paid for acquisitions of $168.7 million and an increase in acquisitions of property, plant and equipment from $22.1 million for the nine months ended September 30, 2005 to $40.0 million for the nine months ended September 30, 2006. These increases were partially offset by decreased contingent notes payments and restricted cash in the nine months ended September 30, 2006 compared to the same period in the previous year.

Net cash provided by (used in) financing activities increased $215.2 million from $(13.4) million for the nine months ended September 30, 2005 to $201.8 million for the nine months ended September 30, 2006. The increase in cash provided by financing activities from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 relates to increased levels of debt under our new credit facility to fund the Specialty acquisition, an equity investment by our parent to help fund the Specialty acquisition, and a release of funds from our contingent note reserve to pay contingent notes and help fund the Specialty acquisition.

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

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $40.0 million and $22.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2006.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of September 30, 2006, for our term loan, our revolver loan, senior subordinated notes, and other indebtness, and as of December 31, 2005 for our operating leases. The balances of our operating leases, with the exception of adding Specialty’s lease balance as of December 31, 2005, which is included in the schedule hereon, have not changed substantially since year end.

	Payments Due By Period (in millions)
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.1	$192.3	$202.4
Revolver loan	—	—	—	71.0	71.0
Other indebtedness	0.1	—	—	—	0.1
Operating leases	11.4	10.6	27.7	86.7	136.4
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$13.5	$12.6	$33.8	$700.0	$759.9

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of September 30, 2006, our maximum obligation remaining under the contingent notes was $3.8 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amounts outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $273.5 million at September 30, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the nine months ended September 30, 2006, the Company recognized a $1.3 million gain in the value of the derivative. For the nine months ended September 30, 2005, the Company recognized a $0.5 million loss in the value of the derivative. On October 2, 2006, the Company terminated the agreement.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first nine months of 2006.

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

We have a significant amount of indebtedness. As of September 30, 2006, our total debt was $623.6 million, excluding unused revolving loan commitments under our senior credit facility, which represented approximately 52% of our total capitalization. This debt does not include $3.8 million of obligations under our contingent notes.

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

Our cash flow from operations declined $15.2 million from $31.3 million for the nine months ended September 30, 2005 to $16.1 million for the nine months ended September 30, 2006. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

These laws and regulations are extremely complex. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. It also is possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would have an adverse effect on our business, financial condition and results of operations. For a more complete description of these regulations, see “Business - Government Regulation” in our Form 10-K for the year ended December 31, 2005.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment and receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their patients to healthcare providers with whom the physicians or their immediate family members have a financial relationship for designated services when such services are subject to reimbursement by Medicare or Medicaid. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 25% of our revenues during the first nine months of 2006.

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

Government programs account for approximately 25% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 25% of our net revenues during the first nine months of 2006 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for the three months ended September 30, 2006 was 9.1% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 23.5%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the nine month periods ended September 30, 2006 and 2005, approximately 50%, and 55%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

HCA Inc., or HCA, has been under investigation with respect to fraud and abuse issues. As of September 30, 2006, we provided medical director services for 27 HCA hospital laboratories. As a result, the government’s investigation of HCA could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with our Company but was one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. Specialty Laboratories, Inc., a California corporation received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. We are providing or have provided information to the United States Attorney’s Office, the Florida Attorney General’s Office and California Attorney General’s Office and intend to cooperate in the investigations. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

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

In connection with our past acquisitions, we typically have agreed to pay the sellers additional consideration in the form of contingent note obligations. Payment on these contingent notes typically depends upon the financial performance of the acquired operation or the retention of specified hospital contracts over periods ranging from three to five years after the acquisition. The amount of these contingent note payments cannot be determined until the contingency periods terminate and the level of the performance is ascertainable. As of September 30, 2006, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $3.8 million over the next two years. Lesser amounts would be paid if the maximum criteria are not met. Although we believe we will be able to make payments on contingent note obligations existing prior to the March 2003 Transaction from the remaining balance in the cash collateral account held by our parent, it is possible that such payments, or payments on additional contingent notes issued as part of subsequent acquisitions, could cause significant liquidity problems for us.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $212.0 million at September 30, 2006, representing approximately 15.2% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $842.1 million at September 30, 2006, representing approximately 60.2% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2005 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $273.5 million at September 30, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. On October 2, 2006, the Company terminated the agreement. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the nine months ended September 30, 2006, the Company recognized a $1.3 million gain in the value of the derivative. For the nine months ended September 30, 2005, the Company recognized a $0.5 million loss in the value of the derivative.

ITEM 4. CONTROLS AND PROCEDURES

We are currently in the process of reviewing and formalizing our internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been and will be made to our internal controls over financial reporting as a result of these efforts. We are dedicating significant resources, including senior management time and effort, in connection with our ongoing Section 404 assessment in order to allow us to comply with applicable SEC rules and regulations by the filing deadline for our annual report for the calendar year ended December 31, 2008. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with an independent third party consulting firm. In addition, our senior management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to assess our controls and procedures on a regular basis and we will continue to work to improve our controls and procedures and educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

During the course of their audit of our consolidated financial statements for the calendar year ended December 31, 2005, our independent registered public accounting firm, Ernst & Young LLP, advised management and the Audit Committee of our Board of Directors that they had identified one deficiency in internal controls that they considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. The material weakness relates to the adequacy of general controls relating to certain of the Company’s information technology systems. The material weakness relates to program changes or data files access controls that are not adequate to provide reasonable assurance that (1) development of and changes to programs are authorized, tested, and approved prior to being placed into production, and (2) access to data files is appropriately restricted to authorized users and programs. The material weakness was identified during the audit of our consolidated financial statements for the calendar year ended December 31, 2004, and we believe the deficiency was present as of the end of the period covered by this report.

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the internal control deficiency described above, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

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

AMERIPATH, INC.

Date: November 13, 2006	By:	/S/ DONALD E. STEEN
Donald E. Steen Chairman and Chief Executive Officer

Date: November 13, 2006	By:	/S/ DAVID L. REDMOND
David L. Redmond President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350