Form 10-K
period 2006-12-31
AMERIPATH INC
filed 2007-03-29
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006

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

The number of shares of Common Stock of the Registrant outstanding as of March 29, 2007 was 100.

PART I

ITEM 1.	BUSINESS

Our Company

We are one of the leading anatomic pathology laboratory companies and esoteric testing services providers in the United States. We are a provider of physician-based anatomic pathology, dermatopathology, molecular diagnostic services, and other esoteric testing services to physicians, hospitals, surgery centers and clinical laboratories. We support community-based medicine by helping physicians provide excellent and effective care for their patients. During 2006, we processed and diagnosed over six million tissue biopsies and offered a comprehensive menu of more than 2,700 esoteric assays. We believe that we are the only anatomic pathology laboratory company and esoteric testing services provider with substantial operations in both the outpatient and inpatient sectors of the market. For the year ended December 31, 2006, we generated net revenue and income from operations of $752.3 million and $79.9 million, respectively.

We service an extensive referring physician base through our 40 outpatient laboratories located in 19 states, providing us with a regional or local presence in 16 of the 30 most populous metropolitan areas of the United States. Our services are marketed under three distinct brands: AmeriPath for our anatomic pathology, DermPath Diagnostics for our outpatient-focused dermatopathology, and Specialty Laboratories for our esoteric testing. Our anatomic pathology services, including dermatopathology, are performed by 392 pathologists and scientists, many of whom are leaders in their field. In addition to anatomic pathology, we are a leader in esoteric testing through our recent acquisition of Specialty Laboratories, Inc. (“Specialty”) in January 2006. Specialty is a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful esoteric testing services for hospitals, laboratories and physician specialists nationwide. We have built our business by completing approximately 67 acquisitions of pathology and esoteric laboratories and operations since our formation as a Delaware corporation in 1996, enabling us to build regional density in attractive geographic markets and to establish a platform for organic growth.

Our fields of expertise include dermatopathology, in which we maintain a leading market position, gastrointestinal pathology, oncology, urologic pathology, and women’s health diagnostic services. We also believe that we are the leading anatomic pathology services provider to hospitals in the United States. Generally, we are the exclusive provider of inpatient diagnostic anatomic pathology and medical director services for the approximately 220 hospitals we serve, which arrangements have historically provided us with a stable stream of revenue. Through Specialty, we believe we offer one of the most comprehensive menus of esoteric assays in the industry, many of which have been developed or enhanced through our internal research and development efforts. In addition, through our managed care relationships, we contract with health maintenance organizations, or HMOs, and preferred provider organization, or PPOs that insure approximately 42 million and 127 million individuals, respectively, which represents more than half of all individuals covered by managed care in the United States.

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

On September 29, 2005, the Company entered into an Agreement and Plan of Merger among itself, Specialty, Holdings and Silver Acquisition Corp., a wholly-owned subsidiary of AmeriPath that was formed for purposes of completing the merger and related transactions. Under the merger agreement, Silver Acquisition Corp. was merged with and into Specialty, with Specialty being the surviving corporation. Simultaneously with the execution of the merger agreement, Holdings and AmeriPath Group Holdings, Inc., a Delaware corporation (“Group Holdings”), Aqua Acquisition Corp, a Delaware corporation and a wholly-owned subsidiary of Group Holdings, certain stockholders of Holdings and certain stockholders of Specialty entered into a subscription, merger and exchange agreement. The stockholders of Specialty who were parties to the SME agreement were Specialty Family Limited Partnership, the majority stockholder of Specialty, and certain other affiliates and family members of James B. Peter, M.D., Ph.D., Specialty’s founder (the “continuing investors”). Pursuant to the SME Agreement, among other things, (a) Group Holdings issued equity securities to stockholders of Holdings in exchange for cash and shares of Holdings, (b) Group Holdings issued equity securities to the continuing investors in exchange for a portion of the shares of Specialty common stock held by the continuing investors, and (c) Aqua Acquisition Corp. was merged with and into Holdings, with Holdings being the surviving corporation and Group Holdings becoming the ultimate parent entity for AmeriPath. Following the merger and transactions contemplated by the SME agreement, WCAS, its co-investors, the continuing investors and certain other stockholders of Holdings owned 100% of the capital stock of Group Holdings. The Specialty transaction was valued at approximately $334.0 million with the Company paying $197.8 million in cash and issuing $119.6 million in Group Holdings stock.

In February 2007, AmeriPath Intermediate Holdings, Inc. (“AmeriPath Intermediate”), a new parent entity of the Company formed for purposes of the transaction, consummated an issuance of $125.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2014 (the “Intermediate Notes”). In anticipation of the offering, Holdings contributed 100% of the equity of AmeriPath to AmeriPath Intermediate, such that AmeriPath became a direct wholly-owned subsidiary of AmeriPath Intermediate and AmeriPath Intermediate became a direct wholly-owned subsidiary of AmeriPath Holdings. The Intermediate Notes are general unsecured obligations of AmeriPath Intermediate, and bear interest at a rate per annum, reset semi-annually, equal to (a) six-month LIBOR plus 5.25%, if AmeriPath Intermediate elects to pay interest in cash, or (b) six-month LIBOR plus 6.00% if AmeriPath Intermediate elects to pay interest in-kind by increasing the principal amount of the outstanding Notes. The Notes were issued and sold in a private offering to institutional investors pursuant to Rule 144A and Regulation S under the Securities Act of 1933.

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

Laboratory Industry Overview

The total laboratory market is estimated to be approximately $45 billion to $50 billion per year. Routine testing comprises the majority of the market at approximately $33 billion. Esoteric services account for over $5 billion and we believe anatomic pathology makes up approximately $7 billion. AmeriPath operates in the anatomic pathology and esoteric markets within the laboratory industry.

Clinical laboratory testing is critical to the delivery of quality healthcare to patients. Laboratory tests are used by physicians to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions through the measurement and analysis of chemical and cellular components in blood and other bodily fluids and tissues. Clinical laboratory tests are frequently ordered as part of physician office visits and hospital admissions. Most clinical laboratory tests ordered are considered routine and can be performed in house by most clinical laboratories. Esoteric assays generally require more sophisticated instruments and highly skilled personnel and are typically outsourced to independent reference laboratories that specialize in such assays.

Routine tests are ordered by physicians and may be performed by clinical laboratories through the use of standardized prepared kits manufactured by diagnostic companies. Routine tests include procedures in the areas of blood chemistry, hematology, urine chemistry, bacteriology, tissue pathology and cytology. Commonly ordered individual routine tests include red and white blood cell counts, blood cholesterol level tests, urinalyses and pregnancy tests. Routine tests are usually more competitively priced than esoteric assays because they often employ mass-produced commercial kits. Although we can perform routine tests, we generally do not compete in the routine segment of the clinical laboratory industry.

The practice of pathology consists of anatomic and clinical pathology. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through the examination of tissue and cell samples taken from patients. Generally, the anatomic pathology process involves the processing, staining and mounting of specimens on slides by skilled technicians, which are then reviewed by anatomic pathologists who provide a diagnosis. Anatomic pathologists are medical doctors who do not examine patients, but rather assist other physicians in determining the correct diagnosis of a patient’s ailments. As a result, an anatomic pathologist is often referred to as a “physician’s physician.” Clinical pathology generally involves the chemical testing and analysis of body fluids utilizing standardized laboratory tests. The results of these standardized tests are provided to the referring physician for use in a patient’s diagnosis. The clinical laboratory process is frequently routine, automated, and performed by large national or regional clinical laboratory companies and hospital laboratories.

Esoteric assays are typically ordered when a physician requires additional information to complete a diagnosis, establish a prognosis, or to choose and monitor a therapeutic regimen. Esoteric assays include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology, and advanced microbiology. Commonly ordered esoteric assays include viral and bacterial detection assays, drug therapy monitoring assays, autoimmune panels, and complex cancer evaluations. In contrast to routine tests, esoteric assays generally require sophisticated instruments and highly skilled personnel to perform and analyze results. Consequently, esoteric assays are generally priced higher than routine tests. Because it is not cost-effective for most hospitals, independent laboratories or physician office laboratories to develop and perform a broad menu of esoteric assays, these assays are generally outsourced to independent reference laboratories that specialize in performing these complex assays.

Anatomic Pathology

We believe the market for anatomic pathology services is approximately $7 billion per year, and we expect it to continue to grow for the following reasons:

•	The aging of Americans should lead to more incidences of diseases that require our services

•

The increasing reliance on pathology testing by physicians to aid in the identification of risk factors and symptoms of disease, the choice of therapeutic regimen, and the evaluation of treatment results.

Esoteric Services

Pathologists are increasingly performing highly complex esoteric tests in addition to traditional anatomic pathology services. AmeriPath’s esoteric services, offered though Specialty Laboratories, are complementary to our anatomic pathology services offered through the Ameripath Anatomic Pathology and Dermpath Diagnostics divisions. We believe that esoteric services is an attractive market in addition to being a complementary service to anatomic pathology. The market for esoteric testing services is approximately $5 billion per year. We also believe the growth in the esoteric testing services market benefits from demand factors similar to those in the traditional anatomic pathology services market. In addition, we believe that emerging technologies and tests, such as gene-based tests, or genomics, should drive growth in the esoteric testing services market at a rate that exceeds the growth rate for the traditional anatomic pathology services market. According to the American Society for Clinical Pathologists, there are approximately 15,000 pathologists in the United States. Historically, the anatomic pathology industry has been highly fragmented with a majority of the services being performed by individual or small groups of pathologists working in independent laboratories, hospital laboratories or academic institutions. Recently, there has been a trend among pathologists to join larger laboratories in order to offer a broader range of outpatient and inpatient services, take advantage of economies of scale, and reduce the burdens of managing the administrative aspects of their operations.

Competitive Strengths

We believe that we are distinguished by the following competitive strengths:

•

Leadership in anatomic pathology services. We are an established and experienced leader in the highly fragmented anatomic pathology services market. We believe that we are the only anatomic pathology laboratory company with substantial operations in both the outpatient and inpatient segments of the anatomic pathology services market. Our pathologist base comprises what we believe is the largest single group of pathologists in the nation, and provides us with the ability to offer services in all subspecialties of anatomic pathology. Within the subspecialty of dermatopathology we believe we have the largest market share in the industry. In addition, we have expertise in anatomic pathology subspecialties of urologic pathology, hematopathology, gastrointestinal pathology, and women’s health diagnostic services. Our esoteric services division provides support for all areas of pathology as well as hospitals and other independent laboratories. We believe our professional services business model combined with the quality and reputation of our medical staff provide us with the ability to continue recruiting some of the premier pathologists and laboratory professionals. We also believe our broad service offerings provide us with an advantage over most of our competitors in maintaining and developing relationships with referring physicians, hospitals, and payors.

•

National scale with regional and local density. We believe we have the broadest national footprint within the anatomic pathology services market. We have outpatient laboratory operations in 19 states, providing us with a regional or local presence in some of the fastest growing areas of the United States including Arizona, Florida, Texas, and Georgia. We also have a presence in approximately 220 hospitals in 24 states, which we believe makes us the leading provider of anatomic pathology services in hospitals. Furthermore, we have contractual relationships with approximately 90% of health plans within our current markets. We have developed a substantial presence in our target markets by forming regional operations that deliver our services locally and enable our pathologists to establish strong relationships with our referring physician base. As a result of our regional coverage, we have been able to grow our revenues, enhance our laboratory utilization, offer a broader range of testing services and benefit from economies of scale and increased attractiveness to managed care payors.

•

Attractive industry dynamics. The increased demand for traditional anatomic pathology services and esoteric testing services has created significant and growing markets. We expect these markets to continue to grow primarily due to an aging population, increasing incidences of cancer and medical advancements that allow for more accurate and earlier diagnosis and treatment of diseases. According to the U.S. Census Bureau, the number of people aged 65 and older in the United States is expected to grow 21% over the next ten years. Generally, people aged 65 or older have a greater incidence of chronic health conditions such as cancer, diabetes, heart disease, arthritis or hypertension and are heavier users of healthcare services than people under age 65. For example, according to the Surveillance, Epidemiology, and End Results (SEER) Program of the National Cancer Institute, the average annual cancer incidence rate for people aged 65 to 74 is 2,001 per 100,000 people or approximately 15 times the incidence rate of people aged 20-49 and approximately 125 times the incidence rate of people aged 20 and under. Additionally, the National Cancer Institute estimates that incidences of melanoma, a type of skin cancer, in the United States will grow 11% from 2003 to 2007. We also believe that emerging technologies and tests, such as genomics, will further drive growth in the market for esoteric testing services.

•

Favorable payor relationships. Currently, we have contractual relationships with health plans that cover over 90% of the insured lives within our current markets. These relationships provide us with access to a large number of current and potential patients. Our national scale and regional concentration have facilitated our entry into a growing number of relationships with managed care organizations, such as Blue Cross/Blue Shield, Aetna, CIGNA HealthCare, Wellpoint, and United Healthcare. The overwhelming majority of our revenues from these relationships are generated from fee-for-service payments, rather than from fee-per-person, or capitated payments. In addition, our payments from government-sponsored programs, such as Medicare and Medicaid, are relatively limited. During 2006, we derived approximately 19% of our cash collections and net revenues from government-sponsored payors. We believe our diverse payor mix limits our exposure to the loss of any single source of payment for our services.

Business Strategy

We believe our business strategy differentiates us as the high-value, quality alternative for anatomic pathology and esoteric testing while increasing our share of the markets in which we compete. The key elements of our strategy are:

•

Capitalize on our leading market position. Through our 40 outpatient laboratories and 392 pathologists, we should continue to provide a comprehensive array of anatomic pathology services to primary care and specialty physicians and serve over 200 hospitals. We expect to further enhance our extensive expertise in the subspecialties of dermatopathology, oncology, urologic pathology, gastrointestinal pathology, and women’s health diagnostic services. We also plan to leverage our market position, regional model and broad range of services to further penetrate the markets we serve and expand our relationships with physicians, hospitals, managed care organizations and other customers.

•

Continue to focus on organic growth. We are focused on generating internal revenue growth. For 2006, we generated annual same store sales growth on a per revenue day basis of 8.4%. Our same store growth compares results of practices open for greater than one year. We believe that our organic growth has been and will continue to be a result of the following initiatives:

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

•

Maintain quality leadership through a strong pathologist base. We believe that employing anatomic pathologists who provide accurate and efficient diagnoses is a key to our success. A pathologist’s experience and reputation is critical to ensuring a successful relationship with local referring physicians. We actively recruit top anatomic pathologists by targeting practicing pathologists who are locally, nationally and/or internationally renowned. In 2006, we successfully recruited 34 pathologists. In addition, we operate one of the leading centers in the United States devoted to the diagnosis and instruction of diseases of the skin. Founded in 1999, this center provides fellowship programs that enable students to train in various aspects of dermatopathology. We also are affiliated with three other leading dermatopathology fellowship programs in the United States. Collectively, these relationships enhance our ability to attract new pathologists and allow us to more easily transfer technical innovations to the anatomic pathology services market. We also believe our size and strength of reputation provide an attractive alternative for pathologists who are seeking to offer a broader range of services, take advantage of available economies of scale and reduce the burden of managing the administrative aspects of their operations.

•

Emphasize information technology capabilities and improve operational efficiencies. We have invested and intend to continue to invest in information technology enhancements to improve our services and increase efficiency. For example, in the subspecialty of women’s health diagnostics, we offer customers enhanced pathology reports, including color micrographs that allow pathologists and referring physicians to more accurately view highly abnormal cell populations. In addition, to enhance efficiency, we are consolidating various internal billing systems and outsourced billing arrangements into fewer billing systems, which we believe will increase collections and reduce our days sales outstanding. We also are committed to increasing efficiencies and economies of scale by promoting “best practices” throughout our organization.

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

•

Implement quality initiatives and continuously improve laboratory operations. We plan to improve laboratory efficiency, quality, and service levels by refining and implementing the AmeriPath quality initiatives program, APEX. The development and integration of an enterprise laboratory information system is part of our quality improvement system.

•

Professional services organization. AmeriPath shall continue to implement initiatives and programs to further the Company’s transition from a company consisting of individual practices organized and managed regionally to one integrated Professional Services Organization (PSO). AmeriPath is not a practice management company, but rather a partnership of highly skilled medical advisors. We believe the AmeriPath PSO Model will help facilitate the development and implementation of an economic and professional system that encourages superior performance and success while enhancing the professional opportunities available to our pathologists and scientists. We believe this model, combined with our medical staff, will enable AmeriPath to recruit and retain top physician, scientific, and professional talent from the community and academic diagnostic settings.

•

Advanced diagnostics. We expect to continue to take actions that we believe will position the company as a leader in the development and acquisition of advanced diagnostic technology and intellectual property.

Operations

We serve both the outpatient and inpatient segments of the anatomic pathology services market. Outpatient services are provided to physician offices, clinics and freestanding surgery centers. Primary outpatient customers include dermatologists, gynecologists, urologists, gastroenterologists and oncologists. Inpatient pathology services are generally provided through hospital-based operations. Primary inpatient customers include hospitals, staff physicians and surgeons who work in hospitals.

Outpatient Anatomic Pathology Market. In the outpatient market, a patient will visit a physician’s office for a medical problem, concern, or check up. Typically, the physician will determine whether a biopsy or Pap smear is necessary and perform the procedure to collect the necessary sample in the office, clinic, or surgery center. The sample, accompanied by an AmeriPath service requisition, is then sent, either by a land-based courier that we contract with or employ, or by a commercial overnight courier service, to one of our outpatient laboratories for diagnostic evaluation. If the test is a biopsy, the sample is prepared for review by one of our histologists and examined by one of our pathologists. The pathologist then renders a diagnosis and dictates a pathology report. The final report is reviewed and signed, manually or electronically, by the pathologist and sent to the referring physician’s office. Reports can be delivered to the referring physician in numerous ways including by remote printer, facsimile, courier service, mail, or over the Internet. If the test is a Pap smear, the same process occurs except the sample is prepared for review and initially screened by a cytotechnologist who will issue a final report if the sample contains only normal cells. If the sample includes abnormal cells, then a pathologist’s interpretation is performed to ensure accuracy. The referring physician, often in consultation with our pathologist, then determines the next steps for patient care.

Inpatient Anatomic Pathology Market. We are generally the exclusive provider of all anatomic pathology services for the hospitals in which our pathologists work. As a result, our revenues from these services are directly related to the volume of patients in the hospitals we serve. In the hospital, the examination process is similar to that performed in the outpatient segment except, if the hospital has its own histology laboratory; samples are prepared for review within the hospital instead of by one of our histologists. As part of our inpatient services, we generally staff each hospital with at least one pathologist who serves as the medical director of the hospital’s clinical laboratory, microbiology laboratory, and blood banking operation. They are also responsible for the hospital laboratory’s compliance with licensing requirements. The medical director is often responsible for the overall management of the laboratory, including quality of care, professional discipline and utilization review, and serves as a liaison to the hospital administrators, medical staff and the hospital’s community.

Hospital Esoteric Market. Hospitals contract with one or more esoteric reference labs for testing they cannot perform in their facilities. These esoteric services are typically paid by the hospital rather than third party payors. Many of our hospital customers are part of one or more group purchasing organizations which typically pool independent hospitals together to negotiate for pricing and services, including prices for laboratory tests. Generally, hospitals participating in group purchasing organizations are not obligated to use the group purchasing organization’s contracted laboratory for their reference testing, and many hospitals are affiliated with multiple group purchasing organizations. In addition to several small group purchasing organizations, we are currently under contract with several voluntary group purchasing organizations. Each of our agreements with group purchasing organizations provide for discounted fee structures for our assays including capped price increases. Some of these contracts provide additional discounts for certain assays. Most of these contracts also stipulate that we pay a periodic administrative fee to the group purchasing organization.

Independent Laboratory Esoteric Market. Regional independent laboratories typically receive test requests directly from physicians. Regional laboratories will perform the routine tests and outsource the esoteric assays to a national or regional reference laboratory like Specialty Laboratories, AmeriPath’s esoteric division. Although other national independent laboratories perform some esoteric testing, they may outsource to us any esoteric assays they are unable to perform and also honor requests from physician specialists who specify that we perform particular assays.

Services

Anatomic pathology involves the diagnosis of disease through the examination of tissue and cell samples that have been processed and mounted on slides. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other medical diseases and conditions. Our services play an indispensable role in determining whether a patient’s illness is benign, inflammatory or cancerous. We provide services in four primary subspecialties of anatomic pathology: dermatopathology, urologic pathology, hematopathology, gastrointestinal pathology, and women’s health diagnostics.

Dermatopathology. Dermatopathology is the examination and diagnosis of skin biopsies taken by a dermatologist or other physician. Our dermatopathology services include physician-to-physician consultation, patient education materials, a dedicated sales and service team and quick turnaround to our customers. In addition to the routine microscopic examination of tissue, we offer a wide range of advanced testing, including B-cell and T-cell gene rearrangement, fungal cultures, frozen sections, immunohistochemistry profiles and indirect and direct immunoflourescence. Through our Dermpath Diagnostics Division, we provide customers with access to approximately 84 board-certified dermatopathologists, which we believe is the largest group of dermatopathologists in our industry. Our referring physicians typically include dermatologists, plastic surgeons, family practitioners, otolaryngologists and podiatrists.

Hematopathology. Hematopathology pertains to diseases of the blood and blood-forming tissues. We offer a variety of comprehensive anatomic pathology and esoteric tests for benign and malignant disorders of the peripheral blood, bone marrow and lymphoid tissues. These services include morphologic evaluation, flow cytometric immunophenotyping and DNA analysis, immunohistochemistry, cytogenetic and fluorescence in situ hybridization studies, molecular genetic analysis, and diagnostic consultation. Using an integrated approach, we provide detailed diagnostic, prognostic, and therapeutic information to hematologists/oncologists and pathologists to optimize patient management. The team of professionals providing these services includes 27 board-certified hematopathologists and six clinical cytogenetic and molecular genetic professionals.

Urologic Pathology. Urologic pathology relates to diseases of the male and female urinary tract and male reproductive systems. We offer services including the examination of the prostate, bladder and testicular biopsies, a kidney stone management program and monitoring tests for recurrent bladder cancer. We also offer prognostic testing including DNA analysis and tumor markers. Our physicians include board-certified pathologists who specialize in urologic pathology. Urologists are our primary referring physicians for these services.

Gastrointestinal Pathology. Gastrointestinal pathology focuses on diseases of the digestive tract. AmeriPath Gastrointestinal Diagnostics offers a comprehensive anatomic and clinical pathology offering focused on the needs of gastroenterologists and their patients. Our GI pathology team includes board-certified sub-specialized pathologists many of which are fellowship trained in GI pathology. GI pathologists specialize in rendering specific diagnoses of gastrointestinal tract and provide physician-to-physician consultations. Our services include enhanced reports with photomicrographs, patient education materials, and quick turnaround to our referring physicians. In addition to the routine microscopic examination of tissue, we offer a wide range of advanced testing, including immunohistochemistry profiles and Microsatellite Instability Testing, an esoteric genetic test for hereditary colorectal cancer. AmeriPath’s Institute of Gastrointestinal Pathology and Digestive Disease, provides second opinion surgical pathology interpretation, national lecture and CME educational programs for clinicians as well as a 1-2 year GI Fellowship program for pathologists. Our referring physicians in this sub-specialty include gastroenterologists and physicians from surgery centers, and endoscopy centers.

Women’s Health Diagnostics. Women’s health diagnostic services, or gynecologic pathology, includes testing such as conventional and monolayer Pap smears, cervical and breast biopsy examination and ancillary testing such as chlamydia, gonorrhea and HPV. We offer our customers enhanced integrated pathology reports that include color photomicrographs. We have approximately 65 board-certified cytopathologists providing medical expertise in the women’s health market. Our customers primarily include gynecologists and family practitioners.

Esoteric Testing. We perform the majority of our testing services at our laboratory facility in Valencia, California. We do not have patient service centers and therefore, do not obtain specimens directly from patients. Typically, our customers collect a patient’s specimen and forward it directly to our laboratory facility. Our laboratory facility accepts specimens 24 hours a day, seven days a week, 365 days a year. Most specimens are analyzed and the results are reported within 48 hours of receipt.

We currently offer a comprehensive menu of esoteric assays, consisting of more than 2,700 assays. The breadth of our assay menu distinguishes us from large independent laboratories that typically offer only a select number of esoteric assays and from smaller niche laboratories focused on specific clinical areas. Our comprehensive menu allows our customers to rely on us for substantially all of their esoteric testing needs. Esoteric assays are typically ordered when a physician requires additional information to complete a diagnosis, establish a prognosis, or to choose and monitor a therapeutic regimen.

Many of our esoteric assays were designed by our R&D team and are unique to us. We have historically leveraged our expertise in molecular diagnostics and applied it to high growth segments of the esoteric testing industry including fields of medicine such as infectious disease, gastroenterology, oncology, endocrinology and cardiology. Broadly speaking, molecular diagnostics includes all test procedures incorporating or identifying DNA- or RNA-based targets. This includes assays detecting the presence of a gene for a given disorder such as cystic fibrosis and assays examining DNA to help predict a patient’s response to different drugs, such as HIV resistance assays. These assays can also detect viruses by identifying their unique genetic profile. As a result of this expertise, we intend to develop novel, first-to-market assays and capture additional revenues by capitalizing on recent advances in the accumulated knowledge of the human genome.

Sales and Marketing

We employ formal sales and marketing techniques to capitalize on the medical reputations of our pathologists, which we believe distinguishes us from most independent pathologists. Each of our three divisions have dedicated sales and marketing teams. In addition, we utilize a specialized team of managed care contracting representatives to support all divisions in selling and marketing our services to managed care organizations.

•

The dermatopathology division, which markets itself under the name “Dermpath Diagnostics,” focuses on servicing and growing the national skin pathology market comprised of dermatologists, plastic surgeons, family practitioners, and podiatrists. This specialty line is supported by two distinct Institutes: The Institute for Podiatric Pathology, focusing on providing specialized service to Podiatrists; and The Institute for Immunofluorescence focusing on providing specialized testing services to Dermatologists.

•

The anatomic pathology division, which markets itself under the name “AmeriPath,” is sub-divided into four different product lines: Women’s Health; Urology; Gastroenterology; and Oncology. These product lines focus on servicing and growing our business with gynecologists, urologists, gastroenterologists, clinics, freestanding surgery centers, hematologists/oncologists, and hospitals that require specialized anatomic pathology testing.

•

The esoteric division markets itself under the name “Specialty Laboratories” and services hospitals and independent laboratories. Our marketing and sales organization consists of experienced professionals, many of whom have laboratory technology backgrounds. Sales representatives principally focus on large opportunities including hospitals or independent laboratories throughout the United States with some sales representatives focusing primarily on national accounts and group purchasing organizations. We continually educate our sales representatives on the technical and clinical merits of our products. We use traditional sales meetings, technical on-line sales training and in-the-field training to ensure our sales representatives are properly informed about all areas of our services and selling processes.

Competition – Anatomic Pathology

The anatomic pathology services market is highly fragmented and competitive. We have numerous competitors, and competition can reasonably be expected to increase. Competitors include anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, such as hospitals, national clinical laboratories, managed care organizations and third party payors, may compete with us in the employment of pathologists and provision of anatomic pathology testing services. These companies also may have greater financial resources than we do.

We compete primarily on the basis of service capability, local presence, scope of testing services performed, accuracy, timeliness and consistency in reporting test results and reputation in the medical community. We believe that our principal competitive advantages are our leading market position, broad menu offering, managed care contract coverage, subspecialty focus and our regional business model. We compete for new pathologists and acquisitions on the basis of our reputation, management experience, status and focus on anatomic pathology.

Competition – Esoteric Testing

The esoteric clinical laboratory business is highly competitive and is dominated by several national laboratories, as well as many smaller niche and regional organizations. Our primary competitors include large independent laboratories, such as Quest Diagnostics and Laboratory Corporation of America Holdings, or LabCorp, that offer a broad test menu on a national scale. These large national independent laboratories have significantly greater financial, sales, and logistical resources than we do and may be able to achieve greater economies of scale, or establish contracts with payor groups on more favorable terms than we can. We also compete with smaller niche laboratories, like Genzyme, Prometheus Laboratories, and Athena Diagnostics that address a narrow segment of the esoteric market by offering very specific assay menus. Finally, institutions that are affiliated with large medical centers or universities, such as Mayo Medical Laboratories and Associated Regional University Pathologists, or ARUP, compete with us in the esoteric market. We believe that healthcare providers consider the following factors, among others, in selecting an esoteric clinical laboratory:

•	Accuracy, timeliness and consistency in reporting assay results

•	Number and types of assays performed by the laboratory

•	Ability to develop new and useful assays

•	Service capability and quality

•	Ability to transfer assay results electronically

•	Reputation in the medical community

•	Pricing of assay services

•	Reputation as a source of clinically useful, assay-related information

Billing

Billing for laboratory services involves numerous parties and complex issues and procedures. Since we provide laboratory and physician services on specimens sent to us by the referring physician, we do not see the patient at the time of the service or collect co-payments and/or deductibles at the time of the service. Our laboratories and physicians bill various payors, such as patients (which bills may include direct bills as well as co-payments and/or deductibles), government programs, physicians, hospitals and managed care organizations, all of which have different requirements. Additionally, auditing for compliance with applicable laws and internal compliance policies adds further complexity to the billing process. See “Government Regulation—Reevaluations and Examination of Billing.”

Current Procedural Terminology, or CPT, is a coding system that is applicable to medical services provided under government programs, including Medicare. In addition, most managed care organizations and other third-party payors utilize these codes in determining whether or not a particular service or treatment is a covered expense. During 2006, most of our net revenues resulted from procedures covered by a small number of CPT codes, which makes determination of which code to bill under easier for us than for most other healthcare companies. Upon completion of a pathology report, we generally bill a patient’s insurance carrier, which may be a managed care organization, government program or other carrier, or a patient, if a patient does not have insurance. When billing for a test, we use information contained in the service requisition form accompanying the test to obtain the appropriate CPT code for the anatomic pathology test performed. In the outpatient segment, we generally bill for both the technical processing and the professional interpretation of the sample, which we refer to as global billing. In the inpatient segment, we bill globally if we perform both the technical and professional component of the test, or we bill for the professional component only, if our pathologist performs the examination and interpretation and the hospital performs the technical processing of the sample. In hospitals where our pathologists also serve as the medical director, we often bill non-Medicare patients according to a fee schedule for what are referred to as clinical professional component, or CPC, charges. For Medicare patients at some hospitals, we are paid a medical director fee by the hospital for serving as their laboratory medical director.

Because substantially all of our revenues are derived from services for which our operations charge on a fee-for-service basis, we assume the financial risk related to collection. This includes potential write-offs of doubtful accounts and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as government programs and managed care organizations. Our provision for doubtful accounts for the year 2006 was 11.3% of net revenues, with net revenues from outpatient and inpatient services having a provision for doubtful accounts of 7.2% and 29.1%, respectively. The difference between our provision for doubtful accounts in each segment is principally due to the lower recoverability of CPC fees in the inpatient segment. Each of these fees is typically a de minimus amount that is billed directly to the insurance carrier or the patient and, as a result, frequently go unpaid.

Billing for our operations currently is performed by multiple internal billing systems and other outsourced billing arrangements. Approximately 90% of our revenue in 2006 was billed through five separate billing systems. We have started integrating our billing operations into a single billing system. In 2006, we converted approximately 29% and 12% of our Anatomic Pathology and Dermapathology division, respectively, into a single billing system. We plan to integrate substantially all of our operations into a single system by the end of 2007.

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

	Year Ended December 31,
	2006	2005	2004
Source of cash collections:
Government programs	19%	22%	22%
Third party (including managed care organizations)	44%	54%	56%
Private payors	12%	15%	14%
Hospital and other	25%	9%	8%

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

Information Technology

Information technology is used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Through information technology initiatives, we believe we can improve efficiencies in our billing and collections and reporting systems. In addition, we believe our information technology initiatives will improve our services through enhanced utilization of our pathologists and more advanced and practical laboratory reporting. Among the initiatives currently being implemented by our information technology group are:

•

the development and implementation of a state of the art laboratory information system that will be utilized by all AmeriPath laboratories and will include advanced features for specimen tracking, document scanning, voice recognition, image reporting, as well as facilitate standardization of data input for consistent management reporting

•

the licensing and implementation of a state of the art billing information system to meet AmeriPath’s unique billing needs in the Anatomic Pathology business, as well as provide complete control of system enhancements necessary to accommodate ever changing regulatory requirements.

•

the enhancement of a Physician’s WEB Portal that gives AmeriPath clients the ability to view Pathology reports on the WEB and to print populated requisitions with information interfaced from their practice management system. The enhanced version will provide new capabilities that will improve efficiencies in lab operations (e.g. bar coding). The system will also provide a single platform that reduces support costs.

•	the creation of a National Data Center in two facilities that will provide redundancy of all our key components in order to improve the overall uptime of all our applications,

At Specialty Laboratories, we have invested significant resources into proprietary information technology that accelerates and automates test ordering and results reporting with our customers. The information technology product, branded as DataPassport®, is designed to take advantage of Internet-based technologies. Although some customers only require a simple electronic transfer of orders and results, others are seeking solutions to help them connect disparate systems or connect physician practices associated with laboratory outreach programs. Compared to other currently available information technology applications designed to have similar functionality, we believe all of our information technology products have the advantages of faster system implementation, greater ease of use and lower customer costs. We have also invested resources designed to provide patient confidentiality and compliance with governmental regulations regarding data privacy and security.

Our current offering of information technology products at Specialty Laboratories include DataPassport® client interface module, and DataPassportMD®. We believe that our evolving suite of information technology products will continue to lead to greater customer loyalty, a reduction of data entry errors, acceleration of test ordering and results reporting, and substantial cost savings. The security features on our information technology products are intended to protect the confidentiality of patient information in accordance with state and federal law.

DataPassport® Client Interface Module

Because of the volume of assays ordered, our larger accounts require a direct connection between us and their Laboratory Information System, also known as LIS, to streamline the assay ordering and results reporting process. Traditional methods of connecting directly with a customer’s LIS system are generally cumbersome and require a significant amount of time to implement because such links are dependent on the involvement of a third party LIS vendor to assist in software programming. Our DataPassport® client interface module greatly decreases this implementation lag-time and bypasses the need for the LIS vendor by emulating the hospital’s LIS data format. Consequently, our client interface module may be operative within six to eight weeks, as compared with six months or more for traditional computer-to-computer links. The client interface module also provides additional features not available with traditional computer-to-computer links, such as assay and physician utilization reports, and a flexible architecture that can accommodate future expansion and require fewer internal customer resources.

DataPassportMD®

We believe this product is the most widely used web-based laboratory order entry and resulting system in hospitals today. Currently, approximately 1,200 of our customers are using DataPassportMD®. One of the key benefits of DataPassportMD® is that it permits electronic order entry and results reporting for our smaller volume customers, and can be used alone or as part of a flexible architecture. DataPassportMD® does not require any specialized hardware at the user site, making implementation almost immediate. We have added unique features to enhance the order entry and results reporting screens, including on-line access to our proprietary “use and interpretation of tests” books, graphical reporting features and extensive report generation tools for monitoring test or customer usage. We believe this product is user friendly, requiring only simple training for system users.

Research and Development

The role of R&D at Specialty Laboratories continues to be the driving force of new assay development, evaluating alternatives to costly diagnostics, improving existing assay performance and commercializing existing technologies developed by our strategic partners. Our new, more focused approach on assay development will result in a smaller number of tests developed than in the past, and a greater emphasis on revenue opportunities. Our process of creating a new assay begins with input from many sources, including our scientific team, our marketing department, scientific symposia, customers, and scientific journals. A team composed of representatives from R&D, marketing and operations evaluates the potential for a proposed assay, examining issues from disease prevalence to production costs. In addition to clinical utility of the tests, we review other decision-making variables such as physician acceptance, relationship to an available therapeutic, reimbursement, and other variables impacting the possible success of a test release. All of our R&D efforts have been company-sponsored. No R&D efforts have been sponsored by our customers. R&D spending has averaged $1.2 million per year for the past three years. Our R&D efforts enable us to grow revenues, increase market share and provide the opportunity for premium pricing.

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

Employees

At December 31, 2006, we employed 392 pathologists. In addition, we employed 1,379 laboratory technicians, 1,224 billing, marketing, transcription and administrative staff and 625 other full-time employees. Our total employee count was 3,979 at December 31, 2006. None of these employees or any prospective employee is subject to any collective bargaining agreement.

Website Access to SEC Filings

AmeriPath makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on or through our Internet website, www.ameripath.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Insurance

We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For 2006, our medical malpractice costs were approximately $14.7 million. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

Government Regulation

Our business is subject to governmental and regulatory requirements relating to healthcare matters as well as laws and regulations relating to business corporations. We exercise care to structure our operations and arrangements with hospitals and physicians to comply with relevant federal and state laws and regulations. We believe our current arrangements and practices are in material compliance with applicable statutes and regulations. We have not received or applied, however, for legal opinions from counsel or from any federal or state regulatory authority to this effect, and many aspects of our business operations have not been the subject of federal or state regulatory interpretation. As a result, it is possible that our current or prior practices or arrangements could be found to be noncompliant with applicable laws and regulations, and any such occurrence could have an adverse effect on our business, financial condition and results of operations.

We derived approximately 19%, 22%, and 22% of our cash collections for each of the years 2006, 2005 and 2004, respectively, from payments made by government sponsored healthcare programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by the federal and state governments. Any change in payment regulations, policies, practices, interpretations or statutes that places limitations on reimbursement amounts, or changes in reimbursement coding or practices, could adversely affect our financial condition and results of operations. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. Congress revised the methodology through legislation enacted in December 2003. This revised methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003, a 4.5% reduction in 2004, a 3.3% reduction in 2005, and a 4.4% reduction in 2006, if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. For 2006, Congress required that the conversion factor be frozen at the 2005 amount, establishing a 0% update of the conversion factor in 2006. It is unclear how the revised methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

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

In connection with our past acquisitions, we performed due diligence investigations with respect to the potential liabilities of acquired operations and obtained indemnification with respect to some liabilities from the sellers of these operations. Nevertheless, there could be undiscovered claims. Further, despite our efforts to obtain adequate indemnification, liabilities for which we become responsible in respect of acquired operations could be material and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. We regularly review compliance by our acquired businesses with federal and state healthcare laws and regulations and revise, as appropriate, the policies and procedures of our acquired businesses to conform to our policies and procedures and applicable laws. Although we maintain an active compliance program, it is possible that the government might challenge some of our current practices as not being in full compliance with applicable laws and regulations. A violation of these laws could result in the government’s recoupment of fees previously paid to us, forfeiture of revenues due to us, civil and criminal penalties, exclusion of the physician, the operation or us from participation in Medicare and Medicaid programs and loss of a physician’s license to practice medicine.

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

The federal government has published regulations that provide “safe-harbors” from prosecution under federal anti-kickback laws for business transactions that meet certain requirements. Failure to meet the requirements of a safe harbor does not necessarily mean that a transaction violates the anti-kickback law. Although many of our operations do not satisfy the requirements of the safe harbors, we believe our operations are in material compliance with applicable anti-kickback laws, and we seek to structure arrangements to comply with applicable safe harbors where reasonably possible. There is a risk, however, that the federal government might conclude that our arrangements violate the anti-kickback statute. If any of our arrangements were found to be illegal, we and the individual physicians involved could be subject to government recoupment of fees paid to us, forfeiture of revenues due to us or civil and criminal penalties, including exclusion from the participation in government reimbursement programs, which could adversely affect our business, financial condition and results of operations.

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

Self-Referral and Financial Inducement Laws

We are subject to federal and state statutes and regulations that generally prohibit referrals of patients by physicians for certain services to healthcare providers with whom the physicians (or their immediate family members) have a financial relationship. The federal physician anti-self referral law, or the Stark Law, applies to Medicare and Medicaid and prohibits a physician from referring patients for certain “designated health services,” including laboratory services, to an entity with which the physician has a financial relationship unless the arrangement meets an exception to the law. Financial relationships include both investment (and ownership) interests in an entity and compensation arrangements with an entity. If an arrangement or relationship is covered by the Stark Law, all of the requirements of a Stark Law exception must be satisfied. Most states have enacted some form of referral law. State statutes and regulations affecting the referral of patients to healthcare providers range from statutes and regulations that are substantially similar to the federal law to simple requirements that physicians and other healthcare professionals disclose to patients any financial relationship the physicians or healthcare professionals have with a healthcare provider to which the patient is referred. These state laws and regulations are often vague and have not all been interpreted by courts or regulatory agencies. The state statutes and regulations generally apply to services reimbursed by both governmental and private payors. Violations of these laws may result in prohibition of payment for services rendered, government recoupment of fees paid to us and forfeiture of revenues due to us, loss of licenses and fines and civil and criminal penalties. In addition, violation of the Stark Law may result in exclusion from Medicare and Medicaid and other federal and state healthcare programs. Adverse judicial or administrative interpretations of any of these laws could adversely affect our business, financial condition and results of operations. In addition, expansion of our operations to new jurisdictions, or new interpretations of laws in existing jurisdictions, could require structural and organizational modifications of our relationships with physicians to comply with that jurisdiction’s laws.

The Stark Law exempts from its definition of a “referral” any request for diagnostic laboratory tests and pathological examination services when made by a pathologist pursuant to a consultation requested by another physician. Our business has been structured so that substantially all tests we perform on the basis of requests from our employed and affiliated physicians will fall within this special pathology exception. Certain referrals to us are however ineligible for this exemption and, if other Stark Law exemptions do not apply (such as the in-office ancillary service exemption or exemptions for certain employment and personal services arrangements), the government may determine that we are in violation of these complex Stark Law exemptions and rules. We have also attempted to design our business so that it is in material compliance with applicable state anti-referral laws and regulations, many of which are modeled after the federal statute. If our financial relationships with one or more pathologists were found to be non-exempt or if non-exempt referrals were found to have been made, or if our compensation to physicians were interpreted as violating a state’s anti-referral laws, we and the affected pathologists could be subject to civil and criminal penalties, including fines, exclusions from participation in government and private payor programs, forfeiture of revenues due to us and requirements to refund amounts previously received from government and private payors.

False Claims Laws

Under the federal False Claims Act, the government may fine any person who knowingly submits, or participates in submitting, claims for payment to the federal government that are false or fraudulent or that contain false or misleading information. In addition, knowingly making or using a false record or statement to avoid paying the federal government is a violation. Entities found to have violated the False Claims Act may be required to make significant payments to the government, including damages, penalties, forfeiture of revenues due and reimbursements of amounts previously collected. Individuals associated with the entity may be subject to criminal and civil penalties. In addition, entities and individuals may be excluded from participating in Medicare, Medicaid and other federal healthcare programs. Many states have similar false claims statutes.

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

Because investigations relating to false claims have increased in recent years, it is more likely companies conducting business in the healthcare industry could become the subject of a federal or state civil or criminal investigation or action, be required to defend the results of such investigation, be subjected to civil and criminal fines, be sued by private payors and be excluded from Medicare, Medicaid or other federally funded healthcare programs. Although we monitor our billing and other practices for compliance with prevailing industry practice under applicable laws, such laws are complex and constantly evolving.

Government Investigations of Hospitals and Hospital Laboratories

Significant media and public attention has been focused on the healthcare industry due to ongoing federal and state investigations related to referral and billing practices, laboratory and home healthcare services and physician ownership and joint ventures involving hospitals. Entities with which we do business have been under investigation with respect to such practices. The government’s investigation of these entities could result in a governmental investigation of one or more of our operations. In addition, the OIG and the Department of Justice have initiated hospital laboratory billing review projects in some states and are expected to extend such projects to additional states, including states in which we operate hospital laboratories. These projects increase the likelihood of governmental investigations of our operations. Although we monitor our billing practices and hospital arrangements for compliance with applicable laws, such laws are complex and constantly evolving. The government’s investigations of entities with which we contract may have other effects, which could adversely affect us, including termination or amendment of one or more of our contracts or business relationships.

Corporate Practice of Medicine Restrictions

We are not licensed to practice medicine. The practice of medicine is conducted solely by our licensed pathologists. The manner in which licensed physicians can be organized to perform and bill for medical services is governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by these states to oversee the practice of medicine. Business corporations generally are not permitted under the laws of many states to exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee-splitting, with physicians. In states where we are not permitted to own directly a medical practice, we perform only non-medical and administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine. In those states, we conduct our laboratory operations indirectly through one or more physician-owned entities that are controlled by us.

If the laws of a state restrict the direct employment of physicians or the practice of medicine by a company like ours, we conduct business in that state by contracting with an affiliated physician-owned entity that, in turn, employs the physicians who, in turn, practice medicine. In those states, we generally enter into a contract that restricts the owner of the affiliated entity from transferring his, her or its ownership interests in the affiliated entity and otherwise provides us or our designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. Our controlling financial interest is generally obtained pursuant to a long-term management service agreement between us and the affiliated physician-owned entity. Under the management services agreement, we exclusively manage all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because typically we acquire all of its operating assets at the time we acquire the related laboratory operations. As part of the management services agreements, each affiliated physician-owned entity is required to maintain medical malpractice insurance that names us as an additional insured, and we are required to maintain general liability insurance that names the affiliated physician-owned entity as additional insured. Upon termination of the services agreement, each affiliated physician-owned entity is required to obtain continuing liability insurance coverage under either a “tail policy” or a “prior acts policy.”

We believe that we are currently in material compliance with the corporate practice laws in the states in which we operate. Regulatory authorities or other parties could assert, however, that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we and our pathologists could be subject to civil and criminal penalties under such jurisdiction’s laws and could be required to restructure our contractual and other arrangements. Alternatively, some of our existing contracts could be found to be illegal and unenforceable. Any such occurrence could adversely affect our business, financial condition or results of operations. In addition, expansion of our operations to other states may require structural and organizational modification of our form of relationship with physicians or hospitals.

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

We believe our arrangements with pathologists materially comply with the fee-splitting laws of the states in which we operate. Nevertheless, it is possible regulatory authorities or other parties could claim we are engaged in fee-splitting. If such a claim were successfully asserted in any jurisdiction, we and our pathologists could be subject to civil and criminal penalties, and we could be required to restructure our contractual and other arrangements. Any restructuring of our contractual and other arrangements could result in lower revenues, increased expenses and reduced control over our operations. Alternatively, some of our existing contracts could be found to be illegal and unenforceable, which could result in the termination of those contracts and an associated loss of revenue. In addition, expansion of our operations to other states with fee-splitting prohibitions may require structural and organizational modification to the form of relationships that we currently have with pathologists, affiliated operations and hospitals.

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

Since 1999, the Medicare statute has included a methodology, the Sustainable Growth Rate (SGR), which automatically calculates payments for services, including anatomic pathology services, under the annual CMS Physician Fee Schedule. The SGR is routinely factored into creation of the annual physician fee schedule, unless this methodology is overridden by an annual act of Congress. The SGR methodology would have resulted in a 4.4% reduction in the physician fee schedule conversion factor in 2003 and a 4.5% reduction in 2004 if those reductions had not been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. For 2006, Congress required that the conversion factor be frozen at the 2005 amount, establishing a 0% update of the conversion factor in 2006. In addition, because it was projected that the SGR would result in further reductions in the physician fee schedule conversion factor in future years, Congress revised the SGR through legislation (the Medicare Modernization Act of 2003), which was enacted in December 2003. It is unclear how this revision in the SGR methodology will affect annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will continue to intervene through the annual repeal of the SGR to prevent decreases in the physician fee schedule conversion factor in future years.

State Medicaid programs similarly pay in accordance with a fee schedule and may cap payments either in accordance with Medicare caps or state requirements.

Reevaluations and Examination of Billing

Payors periodically reevaluate the services they cover. In some cases, government payors such as Medicare also may seek to recoup payments previously made for services determined not to be covered. Moreover, recently the federal government has become more aggressive in examining laboratory billing and seeking repayments and penalties as the result of improper billing for services. The primary focus of this initiative has been on hospital laboratories and on clinical laboratory tests as opposed to anatomic pathology tests. The scope of this initiative, however, could expand. Furthermore, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and a joint governmental initiative commenced in 1995 called Operation Restore Trust, have strengthened the powers of the OIG and increased the funding for Medicare and Medicaid audits and investigations. The 2007 OIG Work Plan also identified billing for pathology services (both by physicians) and between physicians and outside pathology companies as a focus of examination. As a result, the OIG has expanded and continues to expand the scope of its healthcare audits and investigations. State enforcement actions are also expanding. Federal and state audits and inspections, whether on a scheduled or unannounced basis, are conducted from time to time at our facilities. We believe our practices are proper and do not include any allegedly improper practices now being examined.

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

Antitrust Laws

In connection with state corporate practice of medicine laws discussed above, the physician-owned affiliates through which we operate are organized as separate legal entities. As such, the physician practice entities may be deemed to be persons separate both from us and from one another under the antitrust laws and, accordingly, subject to a wide range of federal and state laws prohibiting anti-competitive conduct among separate legal entities. We believe we are in compliance with federal and state antitrust laws and intend to comply with any state and federal laws that may affect us. The government has increased its scrutiny regarding antitrust violations, particularly with regard to healthcare providers. A review of our business and operations by courts or regulatory authorities may adversely affect our business, financial condition or results of operations.

Licensing

The Clinical Laboratory Improvement Amendments program, or CLIA, extends federal oversight to virtually all healthcare laboratories by requiring that laboratories be certified by the government in order to receive Medicare or Medicaid payments. Many laboratories also must meet governmental quality and personnel standards, undergo proficiency testing and biennial inspections. Rather than focusing on location, size or type of laboratory, oversight is based on the complexity of the test performed by the laboratory. The CLIA quality standards regulations divide all tests into three categories: waived, moderate complexity and high complexity. They also establish requirements depending upon the complexity of the test performed. Our outpatient laboratories are licensed by the Department of Health and Human Services, or HHS, under CLIA to perform high complexity testing. Generally, the HHS regulations require laboratories that perform high complexity or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control systems, conduct proficiency testing and perform biennial inspections. We also are subject to state regulation, and CLIA provides that a state may adopt more stringent regulations than federal law. For example, some states in which we operate require that laboratory personnel meet certain qualifications and quality controls, maintain certain records and undergo proficiency testing.

On January 31, 2006, we completed our acquisition of Specialty Laboratories, Inc., a leading hospital-focused clinical reference laboratory specializing in high end esoteric testing. Because of the location of Specialty’s laboratory in Valencia, California licensure is also required under the laws of the State of California. Since we perform testing for patients from all states, we hold licenses in additional states where such licensure is required by local state law, including Florida, Maryland, New Hampshire, New York, Pennsylvania, Ohio, West Virginia, and Rhode Island. We will apply for licenses in other states as needed, and if and when other states require licensure of out-of-state laboratories, we may need to obtain additional state licenses. Specialty’s laboratory is also accredited by the College of American Pathologists, a private accrediting agency that has deemed status under CLIA.

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

Laboratory technicians and other personnel are subject to licensure and for registration requirements in certain states as well.

Regulation of Genetic Testing

Under CLIA, clinical laboratories must obtain a certificate from the Secretary of Health and Human Services before accepting materials derived from the human body for laboratory tests. The Secretary has charged FDA with determining whether particular tests are eligible for and may obtain a waiver. FDA is also responsible for the categorization of commercially marketed in vitro diagnostic tests under CLIA.

The FDA also regulates the manufacture of medical devices, including laboratory testing equipment, diagnostic kits and certain reagents. Under FDA regulations the commercialization, marketing, and distribution of certain immunohistochemical stains, tumor markers and analyte specific reagents is subject to incremental regulation depending upon the device classification. FDA regulations further require laboratories using these devices to be accompanied by disclosures in connection with their use, including medical device reporting of deaths and serious injuries. Under FDA regulations, the sale, use, distribution, labeling, advertising and promotion of analyte specific reagents is also restricted. One of these restrictions allows only physicians and other persons authorized by applicable State law to order in-house tests that are developed using ASRs.

In addition, the FDA has announced that it is evaluating whether it should regulate analyte specific reagents as either Class II or Class III medical devices. Our existing and future assays may be subject to federal regulatory approval similar to the pre-marketing approval process that the FDA applies to drugs and medical devices, or may be subject to other increased regulatory standards, which could have a negative effect on our business. If the FDA seeks to regulate in-house genetic testing, depending on the nature and scope of such regulation, it could have a detrimental effect on our business. For example, if at a later date, our product is classified as a medical device, we must also comply with other requirements of the Federal Food, Drug, and Cosmetic Act, including the Quality System Regulation, registration and listing, labeling, and medical device reporting. If the FDA’s policy changes, or if we alter the technology or intended use of these devices, we may need to receive either 510(k) clearance or premarket approval from the FDA in order to commercially distribute our devices. Both the 510(k) and premarket approval processes can be expensive and lengthy and entail significant user fees, unless exempt, and we could be required to undertake clinical studies to demonstrate the safety and effectiveness of our devices. Our business would be harmed if we were required to obtain a premarket clearance or approval and failed to so, or were delayed in our efforts to obtain a clearance or approval.

At the state level, certain states also require detailed review of our scientific validations and technical procedures for each assay before approval for use or marketing of services. For example, the New York State Department of Health now requires detailed review prior to use of our testing for New York residents. This level of scrutiny delays test availability in New York.

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

HIPAA Regulations Relating to Privacy, Security and Electronic Transactions and Code Sets

Among other things, HIPAA established several requirements regarding the privacy, security and electronic transmission of individually identifiable health information. HHS has issued several sets of regulations in accordance with its authority under HIPAA. In general, these regulations apply to healthcare providers, health plans, and healthcare clearinghouses, which the regulations refer to as covered entities. We and most of our operations are subject to the HIPAA regulations.

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

Failure to comply with the HIPAA regulations may subject us to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity’s failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by HHS. On February 16, 2006, HHS published its final rule regarding civil monetary penalties. The rule addresses procedural issues regarding imposition of penalties, and discusses substantive issues regarding what violations will result in the imposition of a civil monetary penalty and lists the factors that will be taken into account in determining the amount of a penalty. These factors include the nature and circumstances of the violation, the degree of culpability of the covered entity, the covered entity’s compliance history and the financial condition of the covered entity. The U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for intentional violations of HIPAA. Criminal penalties under HIPAA vary depending upon the nature of the violation, but could include fines of up to $250,000 and/or imprisonment.

Although we believe we are in material compliance with these HIPAA regulations, we expect that the HIPAA regulations will continue to impact us operationally and financially and will pose increased regulatory risk.

HIPAA Privacy Regulations

The Privacy Regulations establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information, or protected health information. The Privacy Regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards to protect against the improper use and disclosure of protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. The Privacy Regulations do not supersede state laws that are more stringent. Thus, we must reconcile the Privacy Regulations and other state privacy laws that are more stringent than the Privacy Regulations. Our operations that are regulated by HIPAA were required to be in compliance with the Privacy Regulations by April 14, 2003. We believe our operations are in material compliance with the Privacy Regulations. Because uncertainties remain regarding the application and interpretation of the Privacy Regulations, and because there is limited information currently available regarding civil enforcement activities by the HHS Office for Civil Rights, or OCR, and criminal enforcement activities by DOJ, there is no assurance that OCR or DOJ would find us to be operating in compliance with the Privacy Regulations.

HIPAA TCS Regulations

The TCS Regulations establish uniform standards relating to data reporting, formatting and coding that covered entities must use in conducting certain transactions. The TCS Regulations are enforced by CMS and apply to eight different transactions, including transactions relating to healthcare claims and healthcare payment and remittance advice. Health care providers must use these standards when electronically conducting a covered transaction with health plans. The compliance date for the TCS Regulations was October 16, 2002.

We believe our operations are in material compliance with the TCS Regulations. We have updated the software and information systems that we use to conduct electronic transactions with our trading partners to enable us to conduct those transactions in compliance with the TCS Regulations. We have also engaged third party clearinghouses to conduct certain transactions for us. We have established the electronic pathways necessary to process transactions in compliance with the TCS Regulations, and have conducted testing, re-testing and quality assurance processes related to such transactions.

HIPAA Security Regulations

The Security Regulations were finalized on February 20, 2003 and compliance was required by April 21, 2005. The Security Regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. The Security Regulations establish 42 implementation specifications, 20 of which are “required,” meaning they must be implemented as specified in the Security Regulations, while the other 22 are “addressable.” Complying with “addressable” implementation specifications will require us to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business activity; if not, we must design and implement an alternative approach to satisfy the particular standard.

Some of the Security Regulations are technical in nature, while others may be addressed through policies and procedures. Our continued compliance with the Security Regulations may require us to incur significant costs in ensuring that our systems and facilities have in place all of the technical and physical safeguards to meet all of the implementation specifications. Although we believe we are in material compliance with the Security Regulations, the risks associated with the storage and transmission of protected health information that is in electronic form continue to evolve and there can be no assurances that we will adequately address the risks to electronic protected health information addressed by the Security Regulations and their implementation.

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

ITEM 1A.	RISK FACTORS

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

We have a significant amount of indebtedness. As of December 31, 2006 our total debt was $624.3 million, excluding unused revolving loan commitments under our senior credit facility and $1.9 million of obligations under our contingent note fund, which represented approximately 50.7% of our total capitalization.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the senior secured credit facility and the indentures governing the senior subordinated notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. The revolving credit facility that is part of the senior secured credit facility provides commitments of up to $105.0 million. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify.

The agreements governing our debt impose, or will impose, significant operating restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions that may be in our interest.

The agreements governing our debt contain, or will contain, various covenants that limit our ability to engage in specified types of transactions. These covenants will limit our ability to, among other things:

•	incur, assume, or guarantee additional debt and issue or sell preferred stock;

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	enter into transactions with affiliates;

•	conduct certain business activities; and

•	consolidate or merge or sell all or substantially all of our assets.

In addition, the senior secured credit facility requires our subsidiaries to comply with certain financial covenants, including the maintenance of specified financial ratios. See “Description of Other Indebtedness.” The ability of our subsidiaries that are obligors under the senior secured credit facility and indenture governing the existing senior subordinated notes to meet those financial tests can be affected by events beyond their and our control, and they may not be able to meet those tests. Their failure to comply with any of these covenants could result in an event of default under the senior secured credit facility or the indenture governing the existing senior subordinated notes which could, in turn, result in an event of default under the indenture governing the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our cash flow from operations declined $7.6 million from $38.2 million in 2005 to $30.6 million in 2006. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

The healthcare industry is highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Several areas of regulatory compliance that may affect our ability to conduct business include:

•	federal and state anti-kickback laws,

•	federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law,

•	federal and state false claims laws,

•	state laws regarding prohibitions on the corporate practice of medicine,

•	state laws regarding prohibitions on fee-splitting,

•	federal and state antitrust laws,

•	the Health Insurance Portability and Accountability Act of 1996, or HIPAA,

•	federal and state regulation of privacy, security and electronic transactions and code sets,

•	federal, state and local laws governing the handling and disposal of medical and hazardous waste, and

•	federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations.

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

We believe that we currently are in compliance with the corporate practice of medicine laws in the states in which we operate in all material respects. Nevertheless, there can be no assurance that regulatory authorities or other parties will not assert that we are engaged in the corporate practice of medicine or that the laws of a particular state will not change. If such a claim were successfully asserted in any jurisdiction, or as a result of such a change in law, we could be required to restructure our contractual and other arrangements, we and our pathologists could be subject to civil or criminal penalties, and some of our existing contracts, including non-competition provisions, could be found to be illegal and unenforceable. In addition, expansion of our operations to other states may require structural and organizational modification of our form of relationship with pathologists, operations or hospitals. These results or the inability to successfully restructure contractual arrangements would have an adverse effect on our business, financial condition and results of operations.

We could be hurt by future interpretation or implementation of federal and state anti-kickback and anti-referral laws.

Federal and state anti-kickback laws prohibit the offer, solicitation, payment or receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, generally prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for certain designated health services when such services are subject to reimbursement by Medicare or Medicaid and do not otherwise meet exceptions to the law or applicable regulations. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 19% of our revenues during 2006.

Our affiliates owe some of our physicians contingent payment obligations entered into in connection with acquisitions we have completed and some of our physicians are a party to compensation arrangements with us and own common stock of AmeriPath Holdings. Although we have attempted to structure our businesses so that our financial relationships with our physicians and our referral practices comply in all material respects with federal and state anti-referral laws, including the Stark Law, the government may take the position that they do not comply, or a prohibited referral may be made by one of our physicians without our knowledge. If our financial relationships with our physicians were found to be unlawful or unlawful referrals were found to have been made, we or they could be fined, become subject to government recoupment of fees previously paid to us, and forfeiture of revenues due to us, or become subject to civil and criminal penalties. In such situations, we also may be excluded from participation in Medicare, Medicaid and other federal and state healthcare programs. Any one of these consequences could have an adverse effect on our business, financial condition and results of operations.

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

Violations of the HIPAA privacy regulations are punishable by civil and criminal penalties. In addition, while individuals do not have a private right of action under HIPAA, the privacy regulations may be viewed by the courts as setting a standard of conduct, and the failure to comply could serve as the basis for a private claim. In addition, HIPAA regulations regarding the security of electronic health information and standards for electronic transactions also apply to our business.

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

Government programs account for approximately 19% of our revenues, so a decline in reimbursement rates from government programs would harm our revenues and profitability.

We derived approximately 19% of our net revenues during 2006 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for 2006 was 11.3% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 29.1%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

In addition to services billed on a fee-for-service basis, our hospital-based pathologists in their capacities as medical directors of hospitals’ clinical laboratories, microbiology laboratories and blood banking operations, bill non-Medicare patients according to a fee schedule for their clinical professional component, or CPC, services. Our historical collection experience for CPC services is significantly lower than other anatomic pathology procedures. See “Business—Billing.” Hospitals and third party payors are continuing to increase pressure to reduce our revenues from CPC services, including but not limited to encouraging their patients not to pay us for such services.

The continued growth of managed care may have a material adverse effect on our business.

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. In 2005 and 2006, approximately 54%, and 44%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

Entities with which we do business have been under investigation with respect to fraud and abuse issues. The government’s investigation of these entities could result in investigations of one or more of our operations. Furthermore, we have received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with us but was one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. Specialty Laboratories, Inc., a California corporation received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. We are providing or have provided information to the United States Attorney’s Office, the Florida Attorney General’s Office and California Attorney General’s Office and intend to cooperate in the investigations. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigations.

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

Our focus on internal growth, which is based upon our existing relationships and services offered, is a departure from our prior focus on growth through acquisitions. The success of our strategy rests upon expanding our personnel and expertise to be able to provide a broader range of services so we can increase testing volumes, improving the mix of our services and obtaining more favorable pricing, all of which will result in a greater focus on our sales and marketing function. The success of this strategy also is dependent upon our ability to hire and retain qualified personnel, including pathologists, to develop new areas of expertise and new customer relationships and to expand our current relationships with existing customers. There can be no assurance that we will be able to make our new strategy a success.

We may inherit significant liabilities and may be unable to achieve anticipated cost savings and other synergies from operations that we have acquired or acquire in the future.

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

The integration of an acquired company’s operations following the consummation of a acquisition involves a number of risks and presents financial, managerial and operational challenges. In particular, we may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from the acquired company with our management and personnel. Additionally, we may not be able to achieve the anticipated cost savings or other synergies. For instance, in January 2006, we consummated an acquisition of Specialty, and Specialty became a wholly-owned subsidiary of AmeriPath. Failure to integrate the acquisition of Specialty, or a future acquired company, successfully may have a material adverse effect on our business, results of operations, financial condition and cash flow.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $215.6 million at December 31, 2006, representing approximately 15.3% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $846.5 million at December 31, 2006, representing approximately 60.0% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets,” will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2006 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the recruitment and retention of qualified pathologists.

Our business is dependent upon recruiting and retaining pathologists, particularly those with subspecialties, such as dermatopathology, hematopathology, immunopathology and cytopathology. While we have been able to recruit and retain pathologists in the past, we may be unable to continue to do so in the future as fair market value competition for the services of pathologists increases. In addition, we may need to provide more compensation to our pathologists in order to enhance our recruitment and retention efforts and may be unable to recover these increased costs through price increases. The relationship between the pathologists and their respective local medical communities is important to the operation and continued profitability of each of our local operations. Loss of even one of our pathologists could lead to the loss of hospital contracts or other sources of revenue derived from our relationship with the pathologist. For the years ended 2006, 2005 and 2004, turnover rates for our pathologists were 9.8%, 9.2%, and 10.8%, respectively. If turnover rates were to increase, our revenues and earnings could be adversely affected.

We may be unable to enforce non-competition provisions with departed pathologists.

Each of our pathologists typically enters into an employment agreement with us or a physician-owned entity we control. Most of these employment agreements prohibit the pathologist from competing with our company or its subsidiary within a defined geographic area and prohibit solicitation of other pathologists, employees or clients for a period of one to two years after termination of employment. We attempt to structure all of these contracts in accordance with applicable laws and to maintain and enforce these contracts as necessary. However, agreements not to compete are subject to many limitations under state law and these limitations may vary from state to state. We cannot predict whether a court will enforce the non-competition covenants in our various employment agreements. A finding that these covenants are unenforceable could have an adverse effect on our business, financial condition and results of operations.

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

If advances in technology allow others to perform assays similar to ours, the demand for our assays may decrease.

The field of specialized clinical laboratory testing is characterized by advancing technology which may enable other clinical laboratories, hospitals, physicians or other medical providers to perform assays with properties similar to ours in a more efficient or cost-effective manner than is currently possible. Such technological advances may be introduced by our competitors, or other third parties. For instance, a diagnostic manufacturing company could release an instrument or technology that would make it cost-effective for our customers to perform complex assays internally, rather than through us. If these or other advances in technology allow other entities to perform testing we currently perform, it could result in a decreased demand for our assays, and our assay volume and net revenue would decline. We may also be forced to lower prices on our assays to reduce the likelihood that other entities, including our clients, will perform such testing. Any assay volume, test price or revenue reductions would significantly harm our business.

Typically, we market new specialized assays at premium prices until similar assays are developed as either standardized prepared kits for broad application or as internally developed assays by competing laboratories. The opportunity to sell our products at premium prices may be reduced or eliminated if our competitors are able to develop and market competing assays more quickly than they currently do. We may also be forced to lower prices on our assays to reduce the likelihood that other entities, including our clients, will perform testing we currently perform for them.

If we are unable to develop and successfully market new assays or improve existing assays in a timely manner, our profit margins may decline.

In order to maintain our margins and benefit from the premium prices that we typically charge for our newly introduced specialized assays, we must continually develop new assays and improve our existing assays through licensing arrangements with third parties and through the efforts of our R&D department. We can provide no assurance, however, that we will be able to maintain our current pace of developing and improving assays in the future. Even if we develop such assays in a timely manner, our customers may not utilize these new assays. If we fail to develop new technologies, release new or improved assays on a timely basis, or if such assays do not obtain market acceptance, our profit margins may decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our executive offices located in Palm Beach Gardens, Florida (approximately 22,500 square feet), our administrative and billing offices in Pompano Beach, Florida (approximately 48,400 square feet), our administrative, billing, and information technology offices in Addison, Texas (approximately 56,541 square feet), our esoteric laboratory in Valencia, California (approximately 200,000 square feet), and, including our managed operations, lease 75 other facilities: 16 in Texas, 15 in Florida, six in Ohio, four in Pennsylvania, three each in Arizona, Colorado, Kentucky, New York, Tennessee and Wisconsin, two each in Alabama, Mississippi, Oklahoma and South Carolina, and one each in Connecticut, Georgia, Georgia, Indiana, Massachusetts, Michigan, Missouri, North Carolina and Utah. These facilities are used for laboratory operations, administrative and billing and collections operations and storage space. All the owned facilities encompass an aggregate of approximately 916,000 square feet, have an aggregate annual rent of approximately $13.9 million and have lease terms expiring from 2007 to 2020. As laboratory leases are scheduled to expire, we will consider whether to extend or renegotiate the existing lease or move the facility to another location within the defined geographic area of the operation.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. For instance, we received subpoenas from the United States Attorney’s office in Tampa, Florida to deliver Medicare billing records and other documents relating to alleged financial inducements received by a Florida physician who is not a pathologist with us, but was one of our clients. In addition, certain of our affiliates received subpoenas from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals and certain patient records. To our knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. In addition, Specialty received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the California Medicaid program. The subpoena seeks documents from various time frames ranging from three to ten years. We have provided or are providing information to the United States Attorney’s office, the Florida Attorney General’s office and the California Attorney General’s Office and intend to cooperate in the investigations. It is not possible at this point in any of the investigations to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations. Any action against us by the government could result in fines or penalties being imposed upon us. Additionally, although we believe that we are in material compliance with federal and state fraud and abuse laws, there is no assurance that at a future time a federal or state government agency will not reach a different conclusion.

From time to time, we receive letters alleging infringement of patent or other intellectual property rights. Our management believes that these letters generally are without merit and intend to contest them vigorously. For more information, please see “Risk Factors—Our tests and business processes may infringe on the intellectual property rights of others, which could cause us to engage in costly litigation, pay substantial damages or prohibit us from selling our services.”

In addition, during the ordinary course of business, we have become and may in the future become subject to legal actions and proceedings. We may have liability with respect to our employees and our pathologists and with respect to hospital employees who are under the supervision of our hospital based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice. Based upon investigations conducted to date, we believe the outcome of pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity. There can be no assurance that our captive insurance arrangements and our excess liability insurance coverage will be adequate to cover all potential medical malpractice liabilities that we may incur. We have no aggregate excess stop loss protection, meaning once our claim limits have been reached, we are subject for any excess amounts. We also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which we become responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Common Stock. As of March 29, 2007, there was one holder of our Common Stock. We have not declared any cash dividends on our Common Stock for our three most recent fiscal years, and we do not intend to pay cash dividends in the foreseeable future. In addition, our credit facility and indenture restrict the payment of dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements. The Statements of Income Data and Balance Sheet Data are derived from our audited financial statements. Our consolidated audited financial statements for the years ended December 31, 2006, 2005, and 2004, for the period from March 28, 2003 through December 31, 2003, for the period from January 1, 2003 through March 27, 2003, and for the year ended December 31, 2002 have been audited by Ernst & Young LLP, our independent auditors.

STATEMENTS OF INCOME DATA:

YEAR ENDED DECEMBER 31,

(dollars in thousands)

	Successor (1)				Predecessor (1)
	Year Ended December 31, 2006 (9)	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003	Year Ended December 31, 2002
Net revenues	$752,321	$563,617	$507,271	$366,046	$118,957	$478,818

Operating costs and expenses:
Cost of services	418,082	298,932	270,959	189,771	62,145	238,573
Selling, general and administrative expenses	154,235	110,520	95,688	65,579	21,726	84,868
Provision for doubtful accounts	84,936	73,766	76,463	56,376	14,997	58,170
Amortization expense (2)	13,127	13,585	13,761	10,379	3,107	11,641
Merger-related charges (3)	2,064	—	—	2,404	10,010	2,836
Restructuring costs (4)	—	—	—	2,044	1,196	—
Asset impairment and related charges (5)	—	883	611	425	—	2,753

Total operating costs and expenses	672,444	497,686	457,482	326,978	113,181	398,841

Income from operations	79,877	65,931	49,789	39,068	5,776	79,977
Interest expense	(57,432)	(46,527)	(42,136)	(32,442)	(1,180)	(3,764)
Change in value of derivative (6)	1,295	(280)	(1,015)	—	—	—
Write-off of Genomics investment (7)	—	—	—	—	—	(1,000)
Write-off of deferred financing costs (8)	(3,388)	(468)	(3,829)	—	(957)	—
Other income, net	1,516	620	66	318	33	548

Income before income taxes	21,868	19,276	2,875	6,944	3,672	75,761
Provision for income taxes	11,341	9,355	1,361	3,090	2,131	31,120

Net income available to common shareholders	$10,527	$9,921	$1,514	$3,854	$1,541	$44,641

CONSOLIDATED BALANCE SHEET DATA:

DECEMBER 31,

(dollars in thousands)

	2006	2005	2004	2003	2002
Cash and cash equivalents	$182	$3,998	$20,980	$23,536	$964
Restricted Cash	30,906	26,684	17,940	12,825	8,453
Total assets	1,411,101	984,149	964,309	912,753	708,460
Long-term debt, including current portion	624,259	479,490	497,853	492,458	116,253
Stockholder’s equity	606,340	384,717	358,092	338,675	451,326

(1)

Consolidated financial data for periods subsequent to March 27, 2003 reflect the fair value of assets acquired and liabilities assumed in connection with the merger. The comparability of the operating results for the periods presented is affected by the revaluation of the assets acquired and liabilities assumed on the date of the merger. The financial data for the periods prior to March 28, 2003 consists of the historical data and subsidiaries prior to the merger.

(2)

The predecessor adopted the provisions of SFAS No. 142 as of January 1, 2002. SFAS 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized.

(3)

In connection with the March 2003 Transaction, we recorded $2.8 million of transaction fees in the fourth quarter of 2002 and $12.4 million during 2003. In 2006, we recorded $2.1 million of transaction fees related to the Specialty acquisition.

(4)

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

(5)

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

(6)	During 2004, we entered into a swap agreement, and recorded its change in market value as of December 31, 2004, 2005, and 2006, respectively. On October 2, 2006, the Company terminated the agreement.

(7)	During 2002, we wrote off the $1.0 million carrying value of our interest in a genomics company as a result of a decline in the fair value of this investment.

(8)

Consists of write-offs of deferred financing costs relating to the March 2003 Transaction, and two voluntary paydowns on our current credit facility in both 2004 and 2005. In January 2006, in connection with the acquisition of Specialty, the Company terminated its existing credit facility and entered into a new senior credit facility. As a result of terminating the credit facility, the Company wrote-off approximately $3.4 million of its deferred debt financing costs.

(9)

The statement of income for 2006 includes the results of Specialty from the effective date of the acquisition by the Company, which was January 31, 2006. Net revenues from Specialty for the year ended December 31, 2006 were $148.1 million.

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

General

We are one of the leading anatomic pathology laboratory companies in the United States. We offer a broad range of anatomic pathology laboratory testing and information services used by physicians in the detection, diagnosis, evaluation and treatment of cancer and other diseases and medical conditions. We service an extensive referring physician base through our 40 outpatient laboratories, and we provide inpatient diagnostic and medical director services at approximately 220 hospitals. Our services are performed by approximately 392 pathologists.

Since our formation in 1996, we have completed approximately 67 acquisitions of pathology laboratories and operations.

Because the laws of many states restrict corporations from directly employing physicians or owning corporations that employ physicians, we often conduct our business through affiliated entities that we manage and control but do not own. In states where we are under these restrictions, we perform only non-medical administrative and support services, do not represent to the public or our clients that we offer medical services and do not exercise influence or control over the practice of medicine by our physicians. Because of the degree of non-medical managerial control we exercise over our affiliated entities, we consolidate the financial results of these entities with those of our wholly-owned operations. We collectively refer to these consolidated entities and our wholly owned operations as our “owned operations.” In addition, we also have entered into management agreements with a few anatomic pathology laboratory operations over which we do not exercise non-medical managerial control and, accordingly, do not consolidate with our owned operations. We refer to these operations as our “managed operations.” For fiscal year 2006, our revenues from owned operations and managed operations accounted for 98% and 2% of our total net revenues, respectively.

The March 2003 Transaction

On December 8, 2002, Amy Holding Company and its wholly-owned subsidiary, Amy Acquisition Corp., entered into a merger agreement with the predecessor of AmeriPath, pursuant to which Amy Acquisition Corp. merged with and into the predecessor, with AmeriPath continuing as the surviving corporation (the “March 2003 Transaction”). Amy Holding Company and Amy Acquisition Corp. were Delaware corporations formed at the direction of WCAS. Immediately following the March 2003 Transaction, WCAS, its related investors and several employees or affiliates of the Company owned 100% of the outstanding common stock of Holdings. The March 2003 Transaction was approved by the Company’s stockholders and subsequently consummated on March 27, 2003. References herein to our “predecessor” refer to the activities, financial position and results of operations of AmeriPath prior to the March 2003 Transaction. As a result of the March 2003 Transaction, AmeriPath became a wholly-owned subsidiary of Amy Holding Company, which was renamed Holdings.

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

Provision for Doubtful Accounts. We calculate our provision for doubtful accounts based upon our past billing and collection experience by type of payor and type of service (outpatient versus inpatient) for each of our labs. The provision for doubtful accounts typically is higher for inpatient services than for outpatient services due primarily to a larger concentration of indigent and private pay patients, greater difficulty gathering complete and accurate billing information and longer billing and collection cycles for inpatient services. Management service revenue generally does not include a provision for doubtful accounts.

The Company’s billing systems generate detailed accounts receivable aging reports by payor type and by location, which are reviewed by billing personnel, who in turn perform follow up procedures on unpaid amounts. Based on historical experience, the Company deems accounts receivable balances greater than 150 days to be uncollectible, at which time the accounts receivables are charged off against the allowance for doubtful accounts.

Since we do not have a direct relationship with our patients, and must obtain insurance information via our referring physician offices or hospitals, inaccurate or incomplete insurance information may be supplied to us and may result in third party claims filed by us beyond the timely filing restrictions per our managed care contracts. Based on historical experience, we deem third party accounts receivable that has exceeded the payor’s timely filing limits to be uncollectible, and at that time charge off third party accounts receivable against the allowance for doubtful accounts.

Private pay patient accounts, including deductibles and co-payment amounts, generate a minimum of three patient statements which are sent to the patient’s last known address. If unpaid after three statement cycles these accounts are either submitted to a collection agency or pursued by our billing department personnel. Based on historical experience, we deem private patient accounts outstanding after these collection efforts have occurred to be uncollectible, and at that time charge off private pay patient accounts receivable against the allowance for doubtful accounts. Management service revenue generally does not include a provision for doubtful accounts.

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

Recent Trends and Events

Specialty Acquisition and New Parent Company. On January 31, 2006, we completed the acquisition of Specialty by way of a merger, with Specialty as the surviving corporation and our wholly owned subsidiary. The total merger consideration paid in cash to Specialty shareholders was approximately $208 million. We financed the acquisition through a combination of cash on hand, additional cash equity from WCAS, and borrowings under the senior secured credit facility. In connection with the acquisition, the Company formed a new parent entity, AmeriPath Group Holdings, Inc. (“Group Holdings”). Certain of the stockholders of AmeriPath Holdings contributed their shares of common stock of AmeriPath Holdings to Group Holdings, in return for shares of common stock of Group Holdings. In addition, a new wholly owned subsidiary of Group Holdings was merged with and into AmeriPath Holdings, with AmeriPath Holdings continuing as the surviving corporation and a wholly-owned subsidiary of Group Holdings. See “Certain Relationships and Related Party Transactions—Arrangements with our Investors”. At that time, Group Holdings also assumed the stock option and restricted stock plan of AmeriPath Holdings and all outstanding options to purchase AmeriPath Holdings common stock automatically became options to purchase the same amount of shares of Group Holdings common stock on the same terms and conditions.

Other Acquisitions. In 2006, we acquired Rose Pathology Associates, P.C., a hospital based anatomic pathology practice in Denver, Colorado and Jill A. Cohen, M.D., P.C., a dermatopathology practice in Tucson, Arizona. The total consideration paid by us in connection with these acquisitions was $23.3 million in cash. During 2004, we acquired two anatomic pathology practices and one dermatopathology practice. The total consideration paid by us included cash of $38.9 million, and stock of our parent company valued at $10.0 million. During 2003, we acquired four anatomic pathology practices. The total consideration paid by us in connection with these acquisitions included cash of $4.8 million and additional purchase price consideration issued in the form of contingent notes.

Equity Contribution. In 2006, WCAS and affiliated investors contributed an additional $25 million of equity to the Company.

Equity Reclassification. In December 2006, Group Holdings consummated a reclassification of its outstanding equity securities pursuant to which each holder of a share of outstanding common stock received (1) one (1) share of participating preferred stock of Group Holdings, with a stated value of $2.50 per share, plus the right to receive 0.1 shares of common stock of Group Holdings, and (2) 0.9 shares of common stock of Group Holdings. All options to purchase shares of common stock remained options to purchase common stock, but had their exercise prices proportionately adjusted to reflect the fair market value of the common stock following the reclassification that went from $6.00 a share to $3.50 a share.

Contingent Note Payments. During the years ended December 31, 2006, 2005, and 2004 we made contingent note payments of approximately $4.5 million, $17.1 million, and $14.1 million, respectively. During the 12-month combined period ended December 31, 2003, we made contingent note payments of approximately $37.0 million.

Medical Malpractice Insurance Costs. We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or captive, arrangement. We entered into this self-insurance arrangement because we were unable to renew our existing coverage at acceptable rates, which we believe was an industry-wide situation. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlements and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period even if we do not experience an actual increase in claims or related expenses. The Company incurred approximately $14.7 million, $14.4 million, and $13.5 million for medical malpractice costs in years 2006, 2005, and 2004, respectively. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

Medicare Reimbursement. The Medicare statute includes a methodology to adjust payments for services, including anatomic pathology services, under the physician fee schedule. Congress revised the methodology through legislation enacted in December 2003. This revised methodology is applied each year unless it is overridden by Congressional action. The statutory methodology would have led to a 4.4% reduction in the physician fee schedule conversion factor in 2003, a 4.5% reduction in 2004, a 3.3% reduction in 2005, and a 4.4% reduction in 2006, if those reductions had net been blocked by Congress. Instead, Congress required a 1.6% increase in 2003 and a 1.5% increase in each of 2004 and 2005. For 2006, Congress required that the conversion factor be frozen at the 2005 amount, establishing a 0% update of the conversion factor in 2006. It is unclear how the revised methodology will affect the annual adjustments in the physician fee schedule conversion factor in future years and, if it will not prevent reductions, whether Congress will intervene to prevent decreases in the physician fee schedule conversion factor in future years.

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

Intangible Assets. As of December 31, 2006, we had net identifiable intangible assets and goodwill of $215.6 million and $846.5 million, respectively. Our identifiable intangible assets include hospital contracts, laboratory contracts, management service contracts, employment and non-compete agreements, and trade names acquired by us in connection with acquisitions. We continually assess, at the operating segment level, whether an impairment in the carrying value of our intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors. In September 2003, we finalized the recording of the fair value of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the March 2003 Transactions. Fair value was determined based upon a valuation completed by an independent third-party valuation firm. As a result, in the third quarter of 2003, we recorded additional goodwill of approximately $12.4 million, recorded non-compete and employment agreements of $18.0 million, trade names of $27.2 million and payor contracts of $9.2 million. In addition, we also reduced the carrying value of hospital contracts by $65.3 million, client lists by $70.8 million, and the carrying value of deferred taxes associated with previous acquisitions by $63.3 million. The change in the value of our hospital contracts was primarily a result of changes in valuation assumptions that reflected lower projected profitability levels being received from these contracts, an increase in contributed capital as a result of an increase in the value of other separately identifiable intangibles and the utilization of a decay curve based on turnover statistics. Client lists were not valued because they did not meet the separability criteria as defined in EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. Prior to the March 2003 Transactions, the predecessor amortized hospital contracts over periods ranging from 25-40 years. As part of the valuation, we reviewed the lives of intangible assets and estimated the remaining life of hospital contracts to be 25 years and reduced the life of management service agreements from 25 years to 20 years. We considered the effects of demand, competition, the expected useful life and other economic factors in determining the useful lives. The changes in the fair values of our intangible assets as well as the changes in the estimated useful lives, discussed above, will reduce amortization expense in future periods by approximately $1.3 million annually.

Revenue Recognition. We recognize net patient service revenue at the time we perform services. We record unbilled receivables for services rendered during, but billed subsequent to, the reporting period. We report net patient service revenue at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. We estimate our provision for third-party payor settlements and adjustments in the period the related services are rendered and adjust in future periods as final settlements are determined. We adjust the provision and the related allowance periodically, based upon our evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends and other relevant factors. Changes in these factors in future periods could result in increases or decreases in our provision for doubtful accounts and its results of operations and financial position.

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

Contingent Notes. Our acquisitions generally have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid, by us in connection with our acquisitions is based on a number of factors, including the acquired operation’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Prior to the March 2003 Transactions, we generally used as consideration a combination of cash, stock, assumed liabilities and contingent notes when acquiring operations. Typically, the contingent notes were structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. Some of our contingent notes were structured to provide for payments to sellers contingent on the retention of specified hospital contracts by the acquired operations. In either case, the contingent notes are not contingent on the continued employment by us of the sellers. If a contingent note payment is earned, we are required to pay the specified amount and interest on this amount. The amount of the payments under our contingent notes cannot be determined until final determination of the operating income levels or other performance targets during the relevant periods specified in the respective agreements. As of December 31, 2006, if the minimum performance that would result in the maximum amount being payable for existing contingent notes were achieved, we would be obligated to make principal payments of approximately $1.9 million over the next two years. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principles in the United States, are not reflected in our results of operations.

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

Income Taxes. We account for income taxes utilizing the asset and liability method, in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefit is more likely than not.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Successor				Predecessor
	Year Ended December 31,			Period from March 28, 2003 through December 31, 2003	Period from January 1, 2003 through March 27, 2003
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	55.6	53.0	53.4	51.8	52.2
Selling, general and administrative expenses	20.5	19.6	18.9	17.9	18.3
Provision for doubtful accounts	11.3	13.1	15.1	15.4	12.6
Amortization expense	1.7	2.5	2.7	2.8	2.6
Merger-related charges	0.3	—	—	0.7	8.4
Restructuring costs	—	—	—	0.6	1.0
Asset impairment and related charges	—	0.2	0.1	0.1	—

Total operating costs and expenses	89.4	88.4	90.2	89.3	95.1

Income from operations	10.6	11.6	9.8	10.7	4.9
Interest expense	(7.6)	(8.3)	(8.3)	(8.9)	(1.0)
Change in value of derivative	0.2	0.1	(0.2)	—	—
Write-off of deferred financing costs	(0.5)	(0.1)	(0.8)	—	(0.8)
Other income, net	0.2	0.1	—	0.1	—

Income before income taxes	2.9	3.4	0.5	1.9	3.1
Provision for income taxes	1.5	1.7	0.2	0.8	1.8

Net income	1.4%	1.7%	0.3%	1.1%	1.3%

Year Ended December 31, 2006 compared with Year Ended December 31, 2005

Net Revenues.

Net revenues increased by $188.7 million, or 33.5%, from $563.6 million for the year ended December 31, 2005 to $752.3 million for the year ended December 31, 2006.

This increase consisted primarily of revenues of acquired practices and through growth of our same store practices. Same store net revenues increased $44.4 million or 8.0% to $601.0 million for the year ended December 31, 2006 from $556.7 million for the year ended December 31, 2005. On a per revenue day basis same store net revenues increased $0.2 million or 8.4% to $2.4 million per revenue day for the year ended December 31, 2006 from $2.2 million per revenue day for the year ended December 31, 2005. Net revenues include the results of Specialty from the effective date of the acquisition by the Company, which was January 31, 2006. Net revenues from Specialty for the year ended December 31, 2006 were $148.1 million.

Cost of Services.

Costs of services increased by $119.2 million, or 39.9%, from $298.9 million during the year ended December 31, 2005 to $418.1 million for the year ended December 31, 2006. Cost of services, as a percentage of net revenues, increased from 53.0% for 2005 to 55.6% in the comparable period of 2006. The increases in costs of services as a percentage of net revenues are primarily due to the acquisition of Specialty, where costs of services are approximately 13.6% higher than costs of services of the anatomic pathology business and from increased costs of our outpatient laboratories associated with the Company’s increased revenues from physicians’ offices. Costs of services for Specialty for the year ended December 31, 2006 were $98.5 million. Gross margin for AmeriPath, Inc. including Specialty decreased from 47.0% in 2005 to 44.4% for the same period in 2006.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $43.7 million, or 39.6%, from $110.5 million for the year ended December 31, 2005 to $154.2 million for the year ended December 31, 2006. As a percentage of net revenues, selling, general and administrative expense increased from 19.6% for 2005 to 20.5% for the same period of 2006.

The increases in selling, general, and administrative expenses for the year ended December 31, 2006 are primarily due to adding additional resources in information technology, increased sales and marketing costs, billing conversions from third-party providers, increased Sarbanes Oxley and audit related costs, adoption of SFAS 123 (R) effective January 1, 2006, and the increase from Specialty’s selling, general, and administrative costs, which are higher than historical selling, general, and administrative costs of the anatomic pathology business. Selling, general, and administrative expenses from Specialty for the year ended December 31, 2006 were $33.3 million.

Provision for Doubtful Accounts.

Our provision for doubtful accounts increased by $11.1 million, or 15.1%, from $73.8 million for 2005 to $84.9 million for the same period in 2006. The provision for doubtful accounts as a percentage of net revenues decreased from 13.1% for 2005 to 11.3% for the same period in 2006. Substantially all of the reduction in the provision for doubtful accounts as a percentage of revenues for the period ended December 31, 2006 compared to the period ended December 31, 2005 is a result of the increase in outpatient revenues as a percentage of consolidated revenues. The provision for doubtful accounts on our outpatient revenues are lower than the provision for doubtful accounts on our inpatient revenues.

Outpatient and esoteric revenues, as a percentage of total revenues, continued to grow at a faster rate than our inpatient revenues. The bad debt percentages on outpatient and esoteric revenues are generally lower than on inpatient revenues and therefore, reduces total bad debt expense as a percentage of total revenues.

For the year ended December 31, 2006, our outpatient and esoteric net revenues were 70.7% of consolidated net revenues and inpatient net revenues were 29.3% of consolidated net revenues, compared to our revenue mix for the year ended December 31, 2005, where our outpatient net revenues were 60.4% of consolidated net revenues and inpatient net revenues were 39.6% of consolidated net revenues. Our provisions for bad debts – outpatient as a percentage of our net outpatient revenues were approximately 8.3% in 2005 and 7.2% in 2006. Our provisions for doubtful accounts – clinical as a percentage of clinical (CPC) revenues were approximately 40.0% in 2005 and 39.4% in 2006. Our provisions for bad debts – hospital as a percentage of our hospital net revenues were approximately 18.5% in 2005 and 25.0% in 2006. The provision for doubtful accounts from Specialty for the year ended December 31, 2006 was $3.5 million.

For the year ended December 31, 2006, our net CPC revenues are approximately $53.2 million and our related provision for doubtful accounts is approximately $21.0 million.

Amortization Expense.

Amortization expense decreased by $0.5 million, or 0.4%, from $13.6 million for 2005 to $13.1 million for the same period of 2006.

Merger Costs

For the year ended December 31, 2006, in connection with the acquisition of Specialty, the Company incurred $2.1 million in merger costs.

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

Income from Operations.

Income from operations increased $14.0 million, or 21.3%, from $65.9 million for the year ended December 31, 2005 to $79.9 million for the year ended December 31, 2006.

Interest Expense.

Interest expense increased by $10.9 million, from $46.5 million for 2005 to $57.4 million for 2006. This increase was attributable to an increase in debt. Our effective interest rate was 9.4% and 9.5 for 2006 and 2005, respectively.

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

For the year ended December 31, 2006 and December 31, 2005, the Company recognized $1.3 million of income and a $0.3 million loss in the value of the derivative, respectively.

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

Provision for Income Taxes.

Our effective income tax rate was approximately 51.9% and 48.5% for 2006 and 2005, respectively. Provision for income taxes for the year ended December 31, 2006 was $11.3 million, compared with provision for income taxes of $9.4 million for the year ended December 31, 2005. The increase in provision for income taxes of $1.9 million from 2005 to 2006 is primarily attributable to the recent changes in Ohio and Texas income and franchise tax laws. In 2006, the Company wrote-off deferred tax assets related to its Ohio and Texas operations resulting in additional income tax expense of $1.3 million.

Net Income.

Net income increased by $0.6 million from $9.9 million for the year ended December 31, 2005 to $10.5 million for the year ended December 31, 2006.

Year Ended December 31, 2005 compared with Year Ended December 31, 2004

Net Revenues.

Net revenues increased by $56.3 million, or 11.1%, from $507.3 million for the year ended December 31, 2004 to $563.6 million for the year ended December 31, 2005. The increase in net revenues for the period ended December 31, 2005 has been driven by our continued same store growth and successful integration of our acquisitions and was primarily related to increased volumes. Same store net revenue increased $38.4 million, or 7.7%, from $498.8 million for 2004 to $537.2 million for 2005.

Cost of Services.

Cost of services increased by $27.9 million, or 10.3%, from $271.0 million during the year ended December 31, 2004 to $298.9 million for the year ended December 31, 2005. Cost of services, as a percentage of net revenues, decreased from 53.4% for 2004 to 53.0% in the comparable period of 2005. Cost of Sales which includes primarily laboratory, distribution, and physician costs increased from over the two year period ended December 31, 2005 primarily due to increased volume in our inpatient and outpatient practices. Gross margin increased from 46.6% in 2004 to 47.0% for the same period in 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expense increased by $14.8 million, or 15.5%, from $95.7 million for the year ended December 31, 2004 to $110.5 million for the year ended December 31, 2005. As a percentage of net revenues, selling, general and administrative expense increased from 18.9% for 2004 to 19.6% for the same period of 2005. The increases are primarily due to investments in information technology, expansion of the sales and marketing efforts, increases in audit costs and related costs to comply with Sarbanes-Oxley, and the severance costs associated with the former Chief Information Officer and former Senior Vice President of Human Resources.

Provision for Doubtful Accounts.

Our provision for doubtful accounts decreased by $2.7 million, or 3.5%, from $76.5 million for 2004 to $73.8 million for the same period in 2005. The provision for doubtful accounts as a percentage of net revenues decreased from 15.1% for 2004 to 13.1% for the same period in 2005. One of the primary reasons for the reduction in the provision for doubtful accounts as a percentage of revenues for the period ended December 31, 2005 compared to the period ended December 31, 2004 is the increase in outpatient revenues as a percentage of consolidated revenues. The provision for doubtful accounts on our outpatient revenues are lower than the provision for doubtful accounts on our inpatient revenues.

For the year ended December 31, 2005, our outpatient net revenues were 60.4% of consolidated net revenues and inpatient net revenues were 39.6% of consolidated net revenues, compared to our revenue mix for the year ended December 31, 2004, where our outpatient net revenues were 53.7% of consolidated net revenues and inpatient net revenues were 46.3% of consolidated net revenues. Our provisions for bad debts – outpatient as a percentage of our net outpatient revenues were approximately 9.8% in 2004 and 8.3% in 2005. Our provisions for doubtful accounts – clinical as a percentage of clinical (CPC) revenues were approximately 39.1% in 2004 and 40% in 2005. Our provisions for bad debts – hospital as a percentage of our hospital net revenues were approximately 18.5% in both 2004 and 2005.

Amortization Expense.

Amortization expense decreased by $0.2 million, or 1.4%, from $13.8 million for 2004 to $13.6 million for the same period of 2005.

Asset Impairment and Related Charges.

In August 2005, we sold our managed practice in Memphis, Tennessee. As a result of the sale, we recognized a loss of approximately $1.3 million. As a result of the sale and termination of the Memphis managed service agreement, the we performed an impairment analysis relative to the carrying value of this identifiable intangible and determined that no impairment existed at September 30, 2005. In February 2005, we sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million. During 2004, we sold a practice in Michigan and recorded a loss on the sale of approximately $0.6 million

Income from Operations.

Income from operations increased $16.1 million, or 32.4%, from $49.8 million for the year ended December 31, 2004 to $65.9 million for the year ended December 31, 2005.

Interest Expense.

Interest expense increased by $4.4 million, from $42.1 million for 2004 to $46.5 million for 2005. This increase was attributable to a higher effective interest rate. Our effective interest rate was 9.5% and 8.8% for 2005 and 2004, respectively.

Change in Value of Derivative.

In April 2004, we entered into a 2  1/2 year interest rate swap transaction with a notional amount of $75.0 million. For the year ended December 31, 2005 and December 31, 2004, we recognized a $0.3 million loss and $1.0 million loss in the value of the derivative, respectively.

Write-off of Deferred Financing Costs.

In April 2005, we wrote-off approximately $0.2 million of our deferred debt financing costs as a result of a $6.3 million voluntary prepayment of the term loan facility. In June 2005, we wrote-off approximately $0.2 million of our deferred debt financing costs as a result of a $5.0 million voluntary prepayment of the term loan facility. In August 2005, we wrote-off approximately $0.1 million of our deferred debt financing costs as a result of a $4.3 million voluntary prepayment of the term loan facility.

In February 2004, we wrote-off a portion of the balance of our deferred debt financing costs totaling approximately $3.8 million related to the amendment of the term B credit facility and the related reduction in the facility from $225.0 million to $125.0 million. The remaining balance is being amortized over the life of the term loan facility.

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

Liquidity and Capital Resources

We fund our ongoing capital and working capital requirements, including our internal growth and acquisitions, through a combination of cash flows from operations and borrowings under our revolving loan facility. In addition, we fund payments under certain of our contingent notes from contributions made to us by AmeriPath Holdings out of the funds held in its cash collateral account and, if needed, cash flows from operations.

At December 31, 2006, we had working capital of approximately $97.7 million, an increase of $34.0 million from working capital of $63.7 million at December 31, 2005. The acquisition of Specialty was the primary reason for the increase in working capital for the year ended December 31, 2006.

For 2005 and 2006, net cash provided by operating activities was $38.2 million and $30.6 million, respectively. The decrease in cash provided by operations from 2005 to 2006 was primarily caused by an increase in net accounts receivable and changes in our accounts payable and other current assets.

Net cash used in investing activities increased $210.0 million from $52.7 million for the year ended December 31, 2005 to $262.7 million for the year ended December 31, 2006. The increase in cash used in investing activities from 2005 to 2006 was primarily caused by cash paid for acquisitions of $196.7 million and an increase in acquisitions of property, plant and equipment from $29.4 million for 2005 to $57.3 million for 2006. These increases were partially offset by decreased contingent notes payments and restricted cash in the year ended December 31, 2006 compared to the previous year.

Net cash provided by (used in) financing activities increased $230.6 million from $(2.4) million for the year ended December 31, 2005 to $228.2 million for the year ended December 31, 2006. The increase in cash provided by financing activities from 2005 to 2006 relates to increased levels of debt under our new credit facility to fund the Specialty acquisition, an equity investment to help fund the Specialty acquisition, and a release of funds from our contingent note reserve to pay contingent notes and help fund the Specialty acquisition.

At December 31, 2005 and 2006, we had $99.0 million and $202.0 million, respectively, outstanding under our then existing senior secured credit facility borrowings. On January 31, 2006, in connection with our acquisition of Specialty, we refinanced the then existing senior secured credit facility. The new senior secured credit facility consists of a $203.5 million term loan and a $105.0 million revolving credit facility. We borrowed $203.5 million of the term loan and $52.0 million of the revolving credit facility to fund a portion of the Specialty merger consideration, to pay certain transaction costs related to the merger, to refinance our existing indebtedness and to pay related expenses with the merger.

The interest rates per annum applicable to loans under the senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR for a one, two, three or six month interest period chosen by us, or a nine or twelve month period if agreed to by all participating lenders, in each case, plus an applicable margin percentage.

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

In connection with the March 2003 Transactions, Amy Acquisition Corp. issued $275.0 million of 10  1/2% senior subordinated notes due 2013. We assumed Amy Acquisition Corp.’s obligations under these notes upon consummation of the March 2003 Transactions. Interest became payable semi-annually in arrears beginning in October 2003. In February 2004, we issued an additional $75.0 million of 10  1/2% senior subordinated notes due 2013 at a price of 106%. All of the existing senior subordinated notes are unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis by certain of our current and former subsidiaries. The existing senior subordinated notes and guarantees rank junior to all of our and the guarantors’ existing and future senior indebtedness, on par with all of our and the guarantors’ existing and future senior subordinated indebtedness and senior to all of our and the guarantors’ existing and future subordinated indebtedness. We may redeem any of the existing senior subordinated notes at any time and from time to time beginning on April 1, 2008, in whole or in part, in cash at the specified redemption prices, plus accrued and unpaid interest to the date of redemption.

The senior secured credit facility and the indenture governing the existing senior subordinated notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.

Prior to the March 2003 Transactions, we generally agreed, in connection with our acquisitions, to pay a base purchase price plus additional contingent purchase price consideration to the sellers of the acquired operations. The additional payments generally are contingent upon the achievement of specified levels of operating income by the acquired operations over periods of three to five years from the date of acquisition. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts or relationships for periods ranging from three to five years. The amount of the payments cannot be determined until the final determination of the operating income levels or other performance targets during the relevant periods of the respective agreements. If the maximum specified levels of operating income for all acquired operations are achieved, we estimate that we would make aggregate maximum principal payments of approximately $1.9 million over the next five years. A lesser amount or no payments at all would be made if the stipulated levels of operating income specified in each agreement were not met. In 2006, 2005, and 2004, we made contingent note payments, including interest, aggregating $4.5 million, $17.1 million, $14.1 million, respectively. In addition, we intend to fund future payments under our contingent payment obligations relating to acquisitions completed prior to the March 2003 Transactions from contributions made to us by AmeriPath Holdings out of the funds from the remaining cash collateral account balance of $3.3 million at December 31, 2006 and, if needed, cash flows from operations. We do not expect to use contingent notes on future acquisitions.

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $57.3 million, $29.4 million, and $12.8 million in the years ended 2006, 2005, and 2004, respectively.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of December 31, 2006 (in millions):

	Payments Due By Period
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.1	$191.9	$202.0
Revolver loan	—	—	72.2	—	72.2
Other indebtedness	0.1	—	—	—	0.1
Operating leases	14.0	13.1	33.9	82.6	143.6
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$16.1	$15.1	$112.2	$624.5	$767.9

(1)

In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of December 31, 2006, our maximum obligation remaining under the contingent notes was $1.9 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $274.2 million at December 31, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, we entered into a 2  1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2006 and December 31, 2005, the Company recognized $1.3 million of income and a $0.3 million loss in the value of the derivative, respectively. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. On October 2, 2006, the Company terminated the agreement.

Inflation

Inflation was not a material factor in either revenue or operating expenses during 2006, 2005 or 2004.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial statements.

In August 2006, the SEC issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. We adopted this ruling in our 2006 Annual Report on Form 10-K. The adoption of this ruling will have no impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In April 2005, the Securities and Exchange Commission adopted a new rule that amended the effective dates for

SFAS No. 123(R). In accordance with the new rule, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized for the nine months ended September 30, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results of the periods prior to January 1, 2006 have not been restated. The effect of adopting SFAS No. 123(R) did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $274.2 million at December 31, 2006, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the year ended December 31, 2006, the change in the value of the derivative was a gain of approximately $1.3 million, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. On October 2, 2006, the Company terminated the agreement.

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

During the course of their audit of our consolidated financial statements for the calendar year ended December 31, 2006, our independent registered public accounting firm, Ernst & Young LLP, advised management and the Audit Committee of our Board of Directors that they had identified two deficiencies in internal controls that they considered to be “material weaknesses” as defined under standards established by the American Institute of Certified Public Accountants. The material weaknesses relate to the following: (i) the adequacy of general controls relating to certain of the Company’s information technology systems, and (ii) the adequacy of the support and analysis for the accounts receivable allowances. We believe that the information technology general control deficiency has been present since the March 2003 transaction and the adequacy of the support and analysis for the accounts receivable allowances deficiency has been present since 2006.

Prior to the identification of the deficiencies, we had already undertaken, or were in the process of undertaking, a number of steps to improve the Company’s control environment, including:

•	Significant investments in new systems for the Company, including the purchase of an Oracle financial reporting system to replace the Company’s previous system.

•	Retention of outside consulting firms to assist our own internal audit function in the Company’s Section 404 initiative, including the engagement of a firm to provide guidance specific to IT concerns.

•	Development and implementation of a billing information system (“BIS”) that will interface with the Oracle financial reporting system and our laboratory information system (“LIS”).

•	Development and implementation of an internal LIS to be installed in all lab locations in 2007.

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

Senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the internal control deficiencies described above, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position(s)
Donald E. Steen	60	Chief Executive Officer and Chairman of the Board
Jeffrey A. Mossler, M.D.	54	Vice Chairman and Director
Clay J. Cockerell, M.D.	50	Managing Director, Cockerell & Associates, part of AmeriPath’s DermPath Diagnostics Division and Director
James B. Peter, M.D., Ph.D.	73	Chief Science Officer of Specialty Laboratories and Director
David L. Redmond	55	President, Chief Financial Officer, Secretary and Treasurer
R. Keith Laughman	55	President, Esoteric Services
Steven E. Casper	39	President, Dermatopathology Services
Philip A. Spencer	37	President, Anatomic Pathology Services
Brett P. Brodnax	41	Director
Paul B. Queally	42	Director
Raymond A. Ranelli	59	Director
C. Arnold Renschler, M.D.	65	Director
Sean M. Traynor	37	Director

Set forth below is a brief description of the business experience of each of our directors and executive officers.

Donald E. Steen joined AmeriPath on March 22, 2004 as Chairman of the Board of Directors and was appointed Chief Executive Officer effective July 1, 2004. Prior to AmeriPath, Mr. Steen founded United Surgical Partners International, Inc., or USPI, in February 1998 and served as Chairman and Chief Executive Officer of USPI until he resigned as Chief Executive Officer effective April 1, 2004. Mr. Steen continues to serve as Chairman of the Board for USPI. Prior to USPI, Mr. Steen served as President of the International Group of HCA from 1995 until 1997 and as President of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1981. Mr. Steen is also a member of the Board of Directors of Kinetic Concepts, Inc.

Jeffrey A. Mossler, M.D., has been our Vice Chairman since January 2005 and has been one of our directors since May 2004. Dr. Mossler joined our Company in September of 1997 when CoLab, Inc. in Indianapolis, Indiana was acquired by us. Since that date, Dr. Mossler has served as Managing Director of CoLab, Managing Director of our Indiana practice, Regional Managing Director for the Midwest Region and Chief Medical Officer. Dr. Mossler graduated from the Indiana University School of Medicine in 1977 and completed his residency at Duke University Medical Center. He became board certified in Anatomic and Clinical Pathology in 1981, and has practiced medicine for the past 23 years.

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

James B. Peter, M.D., Ph.D. joined our Board of Directors on January 31, 2006 in connection with the merger with Specialty and currently serves as the Chief Science Officer for Specialty. Prior to our acquisition of Specialty, Dr. Peter was Emeritus Chairman and former Chief Executive Officer of Specialty. Before founding Specialty in 1975, Dr. Peter was Professor of Medicine at the University of California, Los Angeles. He is the author of more than 450 publications in science and medicine and editor of 27 books. Dr. Peter has contributed significantly to the advancement of clinical laboratory technology as manifest by membership in and honors from prestigious societies of science and medicine. Having graduated magna cum laude from Creighton University in Omaha, Nebraska, Dr Peter received his M.D. degree with research distinction from St. Louis University School of Medicine and served his internship and fellowship in medicine at the University of Minnesota Hospital. Prior to joining the faculty of the UCLA School of Medicine, Dr. Peter earned his Ph.D. degree in Biochemistry and Organic Chemistry at the University of Minnesota under Professor Paul D. Boyer (Nobel Laureate, 1997).

David L. Redmond has been our President, Chief Financial Officer, Secretary and Treasurer since June 2, 2003. Prior to joining us, Mr. Redmond served as the Chief Financial Officer for both Accentia, Inc., a specialty pharmacy and pharmacoeconomics company, and MedHost, Inc., a management information software and services company for hospital emergency departments.

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

R. Keith Laughman has been our President, Esoteric Services since April 2005. Prior to joining AmeriPath, Mr. Laughman had 30 years of experience at the Mayo Clinic where he most recently served as the President of Mayo Collaborative Services (MCSI), a for-profit company owned by the Mayo Clinic that provides the non-Mayo community, medical centers, academic medical centers and pharmaceutical firm clients from around the world access to the Mayo Clinic’s scientific and medical expertise. These services included clinical research support, medically advanced diagnostic services and medical testing.

Steven E. Casper has been our President, Dermatopathology Services since August 2005. Mr. Casper joined AmeriPath in February of 2002 as Vice President of Business Development where he was responsible for executing on business development opportunities related to the expansion of AmeriPath. In that capacity, Mr. Casper was involved in sourcing and closing on the acquisition of over 25 physician practices. From 1999 to 2002, he held the position of Vice President within the firm of Summit Partners, a $6 billion Venture Capital firm focused primarily on health care and technology investing. From 1997 to 1999, Mr. Casper served as the Director of Business Development for AmeriPath assisting in the creation of our practice acquisition program. From 1994 through 1997, Mr. Casper held the position of Associate within Summit Partners.

Philip A. Spencer has been our President, Anatomic Pathology Services since November 13, 2006. Prior to joining us, Mr. Spencer served as Executive Vice President of Healthcare Sales and Marketing for LabOne, Inc. since November, 2003. From December 2000 to November 2003, Mr. Spencer serves as VP, Business Development Midwest Division for Laboratory Corporation of America. From February 1996 to December 2000, Mr. Spencer held various sales and managed care positions for DIANON Systems. Mr. Spencer graduated Phi Beta Kappa from the University of Arizona.

Brett P. Brodnax joined our board of directors on January 1, 2005. Mr. Brodnax is the Executive Vice President and Chief Development Officer of United Surgical Partners International, Inc. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president at Baylor Health Care System from May 1990 until December 1999.

Paul B. Queally has been a director of AmeriPath since the consummation of the March 2003 Transactions. Mr. Queally is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. Mr. Queally received his bachelor’s degree from the University of Richmond and an MBA from Columbia Business School. He is a member of the boards of directors of Concentra, Inc., MedCath, Inc., United Surgical Partners International, Inc., AmComp, Inc., Amerisafe, Inc., and several private companies.

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

C. Arnold Renschler, M.D. rejoined our board of directors in May 2003 after previously serving as a member from April 1997 until the consummation of the March 2003 Transactions. Retired in May 2000, he had been Executive Vice President of Bergen Brunswig Corp. since April 1999. From December 1997 to April 1999, he was President and CEO of PharMerica, Inc. and a member of its board of directors. From June 1996 to November 1997, Dr. Renschler was President and Chief Executive Officer of Pharmacy Corporation of America, a division of Beverly Enterprises, Inc. From January 1990 to June 1996, he held various positions, including serving as a director, President and Chief Operating Officer and Chief Clinical Officer of NovaCare, Inc. From 1981 to 1989, he served as President of Manor HealthCare Corporation, a wholly-owned subsidiary of Manor Care. He was also President, Chief Operating Officer and a member of the board of Manor Care, Inc. from 1985 to 1990. He currently serves as a director of two privately-held health care companies: Cora Health, Inc. and Reflectx Staffing, Inc. Dr. Renschler is certified in pediatric medicine.

Sean M. Traynor has been one of our directors since consummation of the March 2003 Transactions. Mr. Traynor is a general partner at Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry. Prior to joining Welsh Carson in 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at Bankers Trust Alex Brown from 1996 until 1999. Prior to joining Bankers Trust Alex Brown, Mr. Traynor spent three years with Coopers & Lybrand. Mr. Traynor earned his bachelor’s degree from Villanova University and an MBA from the Wharton School of Business. Mr. Traynor is also a director of Amerisafe Inc., AmComp Inc., and Select Medical Corporation.

Board Committees

Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the options and compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

The audit committee currently includes Messrs. Ranelli, Renschler and Traynor. The duties and responsibilities of the audit committee include recommending to the board of directors the appointment or termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its recommendations and findings to the full board of directors. Mr. Ranelli has been identified as our audit committee financial expert and is Chairman of the audit committee. The options and compensation committee currently includes Messrs. Queally and Traynor. The options and compensation committee reviews and approves the compensation of our Chief Executive Officer and other senior management and administers the Group Holdings stock option plan.

We have developed a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is posted on our website, www.ameripath.com.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DICUSSIONS AND ANALYSIS

Overview

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of the individual who served as our Chief Executive Officer in 2006, the individual who served as our Chief Financial Officer during 2006, and the three other executive officers who received the highest amount of total compensation in 2006. For purposes of this section, “named executive officers” refer to Donald E. Steen, Chairman and Chief Executive Officer; David L. Redmond, President and Chief Financial Officer; Jeffrey A. Mossler, M.D., Vice Chairman; R. Keith Laughman, President, Esoteric Services and Steven E. Casper, President, Dermatopathology Services.

Options and Compensation Committee

The options and compensation committee of the Board has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our named executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Our options and compensation committee met four times during 2006.

Our options and compensation committee reviews the compensation of our named executive officers on at least an annual basis. In addition, our options and compensation committee is responsible for determining all stock-based compensation for our named executive officers. Bonus targets are generally determined during the first two months of each year and are based on calendar year performance.

Role of our Executive Officers in Compensation Process

In 2006, the options and compensation committee reviewed the performance and set the compensation for our Chairman and Chief Executive Officer, Donald E. Steen. For the remaining named executive officers, the options and compensation committee considered the recommendations made by Mr. Steen regarding the performance and qualifications of each named executive officer.

General Compensation Philosophy

Our executive compensation programs are designed to attract and retain senior management critical to the Company’s long-term success and the creation of shareholder value as well as to motivate senior management to achieve strategic business objectives of the Company. Our compensation practices are based on three main principles: (1) Performance-Based: Pay levels and bonus amounts are determined based upon Company, Division and individual results as compared to quantitative and qualitative performance priorities set at the beginning of the year; (2) Shareholder-aligned – All senior management members, including the named executive officers, have a significant element of compensation at risk in the form of equity compensation and bonuses tied to the creation of shareholder value; and (3) Fair – Pay levels are designed to be perceived as fair, both internally and externally, by a review of the pay levels of the Company’s peers as well as a review of all levels of the Company to ensure proper internal relationships are achieved.

Elements of Compensation

The principal elements of our compensation program for the named executive officers have been base salaries, bonuses and long-term equity incentives in the form of stock options granted under our stock option plan. An additional potential element of compensation is post-termination severance and acceleration of stock options for certain named executive officers, upon a change in control. As a general matter, subject only to limited exceptions, we do not provide perquisites for our named executive officers on a basis that is different from other eligible employees.

Base Salaries

We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined for each executive based on his position and responsibility using market data. During its review of base salaries for executives, the options and compensation committee primarily considers (a) internal review of the executive’s compensation, both individually and to other officers, and (b) individual performance of the executive.

Bonuses

Bonus targets are set as a percentage of an individual’s then current base salary. Payment of the bonus is contingent upon the achievement of predetermined Net Revenue and EBITDA targets and predetermined qualitative goals. The bonuses set forth in the Summary Compensation Table were the bonuses paid in 2006 that were based on 2005 performance and the target bonuses that were in effect for the 2005 year. At that time, the target bonuses for the named executive officers were as follows: Mr. Steen: 100% of base salary; Dr. Mossler: 25% of base salary; Mr. Redmond: 50% of base salary; Mr. Laughman: 50% of base salary; and Mr. Casper: 35% of base salary. Current compensation structures for the named executive officers, including current bonus targets, are set forth in the “Employment Agreement” summary set forth below. The options and compensation committee has discretion to award bonuses in the event targets are not met or to increase the size of the bonus awards.

Stock Options

We believe that positive long-term performance is achieved in part by providing our named executive officers with incentives that align their financial interests with the interests of our shareholders. The options and compensation committee believes that the use of stock option awards accomplishes such alignment. During 2006, the named executive officers received the following stock option awards: (1) Mr. Steen received 1,342,800 options on March 1, 2006, (2) Mr. Redmond received 587,471 options on March 1, 2006 and 77,698 options on December 11, 2006, (2) Mr. Laughman received 75,000 options on March 1, 2006, and (3) Mr. Casper received 100,000 options on March 1, 2006 and 40,235 options on September 1, 2006. These stock option awards were issued in connection with the equity investment in January 2006 for the Specialty transaction and the equity investment in October 2006 to avoid dilution of the named executive officer’s option percentages.

Our stock option plan authorizes the options and compensation committee to grant options to purchase shares of common stock to our employees, directors and consultants. Stock option grants are generally made at the commencement of employment and occasionally following a significant change in job responsibilities or on a periodic basis to meet other special retention or performance objectives.

All stock options awarded by the Company have been awarded at or above the fair market value of our common stock at the grant date. We have not back-dated any option awards.

As a privately-owned company, there has been no market for our common stock. Accordingly, in 2006, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

Perquisite and other benefits

We maintain health, dental and life insurance plans for the benefit of eligible employees, including named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder of the premiums. All of the benefits are offered on the same basis to all employees except that an individual’s premiums are stratified based on the employee’s compensation level. We also maintain a 401(k) retirement plan that is available to all eligible AmeriPath employees. We currently match 50% of the employee’s contribution up to 6% of their compensation. Life, accidental death, and short and long-term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by the Company. Other voluntary benefits, such as vision insurance, supplemental life and specific coverage insurance supplements are also made available and paid for by the employee. The above benefits are available to the named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements.

How we choose amounts of each element of compensation

Each executive’s current and prior compensation is considered when setting future compensation. In addition, the options and compensation committee reviews the compensation practices of other companies. To some extent, our compensation program is based on the market and the companies we compete against for executive officers and employees. The elements of our program (base salary, bonus and stock-based compensation) are clearly similar to the elements used by many companies.

With respect to the equity grant process, the options and compensation committee does not delegate any related function, and named executive officers are not treated any differently from other executive officers and employees.

Our annual tax aggregate deductions for each named executive officer’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officers exceeds $1.0 million per year, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions provided under Section 162(m) if the Internal Revenue Code. At our current named executive officer compensation levels, we do not presently anticipate that Section 162(m) of the Internal Revenue Code should be applicable, and our options and compensation committee considered its impact in determining compensation levels for our named executive officers in 2006.

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers. No other executive officers who would have otherwise been includable in the following table on the basis of salary and bonus earned for the year ended December 31, 2006 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)	All Other Compensation ($) (i)		Total ($) (j)
Donald E. Steen Chief Executive Officer and Chairman of the Board	2006	$514,231	$520,405	$320,571	$42,851	(1)	$1,398,058
David L. Redmond President and Chief Financial Officer	2006	$416,682	$187,775	$141,465	$28,295	(2)	$774,217
Jeffrey A. Mossler, M.D. Vice Chairman	2006	$580,815	$294,537	—	$22,937	(3)	$898,289
R. Keith Laughman President, Esoteric Services	2006	$472,301	$149,658	$17,905	$24,649	(4)	$664,513
Steven E. Casper President, Dermatopathology Services	2006	$240,962	$83,333	$27,558	$17,909	(5)	$369,762

(1)	$38,375 represents living expense reimbursements and $4,476 is for other fringe benefits paid by AmeriPath.

(2)	$6,865 represents living expense reimbursement, $18,019 is for medical, dental, and other fringe benefits, and $3,411 relates to retirement benefits paid by AmeriPath.

(3)	$16,337 is for medical, dental, and other fringe benefits, and $6,600 relates to retirement benefits paid by AmeriPath.

(4)	$18,049 is for medical, dental, and other fringe benefits, and $6,600 relates to retirement benefits paid by AmeriPath.

(5)	$13,344 is for medical, dental, and other fringe benefits, and $4,565 relates to retirement benefits paid by AmeriPath.

Grant of Plan-Based Awards

The following table lists each grant of stock options during the year ended December 31, 2006 to the named executive officers.

Name (a)	Grant Date (b)	All Other Option Awards: Number of securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards (1) ($/Sh) (k)
Donald E. Steen Chief Executive Officer and Chairman of the Board	3/1/2006	1,342,800		$3.50
David L. Redmond President and Chief Financial Officer	3/1/2006 12/11/06	587,471 77,698	$ $	3.50 3.50
R. Keith Laughman President, Esoteric Services	3/1/2006	75,000		$3.50
Steven E. Casper President, Dermatopathology Services	3/1/2006 9/1/2006	100,000 40,235	$ $	3.50 3.50

(1)	All exercise prices were modified to be $3.50 per share in connection with the recapitalization of the common stock of AmeriPath Group Holdings, Inc.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration.

OPTION AWARD
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (1) (e)		Option Expiration Date (f)
Donald E. Steen, Chief Executive Officer and Chairman of the Board	1,533,749 —	1,022,499 1,342,800	$ $	3.50 3.50	3/22/14 3/1/16
David L. Redmond, President and Chief Financial Officer	715,752 — —	402,610 587,471 77,698	$ $ $	3.50 3.50 3.50	6/1/13 3/1/16 12/11/16
Jeffrey A. Mossler, M.D., Vice Chairman	287,578 8,282	191,718 12,422	$ $	3.50 3.50	3/27/13 5/1/14
R. Keith Laughman, President, Esoteric Services	60,000 —	240,000 75,000	$ $	3.50 3.50	4/1/15 3/1/16
Steven E. Casper, President, Dermatopathology Services	95,859 — —	63,906 100,000 40,235	$ $ $	3.50 3.50 3.50	3/27/13 3/1/16 9/1/16

(1)	All exercise prices were modified to be $3.50 per share in connection with the recapitalization of the common stock of AmeriPath Group Holdings, Inc.

Option Exercises

During 2006, there have been no exercises of stock options by our named executive officers.

Employment Agreements

Donald E. Steen, our Chief Executive Officer, has an employment agreement with AmeriPath dated April 1, 2006. Mr. Steen’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based bonus compensation. Currently, Mr. Steen’s base salary is $550,000 and his target bonus is 125% of his base salary. Additionally, Mr. Steen’s employment agreement provides that if his employment is terminated by AmeriPath without cause or if there is a material reduction in his duties and responsibilities, he shall be entitled to the continued payment of his annual base salary, bonus and benefits for a period of twenty four months after such termination. In addition, upon a change of control, Mr. Steen’s stock options will fully vest and, if applicable, any payments will be grossed up to account for any excise tax imposed on such payments.

Jeffrey A. Mossler, M.D., our Vice Chairman, entered into an employment agreement with AmeriPath on April 25, 2003. Dr. Mossler’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based bonus compensation. Currently, Dr. Mossler’s base salary is $600,000 and his target bonus is 50% of his base salary. Additionally, Dr. Mossler’s employment agreement provides that if his employment is terminated by AmeriPath without cause, he shall be entitled to the continued payment of his annual base salary for a period of twelve months after such termination and payment of his termination year bonus. The agreement further provides that Dr. Mossler shall be entitled to a lump sum bonus equal to two times his annual cash compensation upon a change of control. In addition, upon a change of control, his stock options will fully vest and, if following a change of control, there is a diminution of duties, Dr. Mossler may elect to terminate his employment agreement and he shall be entitled to continued payment of his annual base salary for a period of twelve months after such termination and payment of his termination year bonus

David L. Redmond, our President and Chief Financial Officer, has an employment agreement with AmeriPath dated April 1, 2006. Mr. Redmond’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based bonus compensation. Currently, Mr. Redmond’s base salary is $445,000 and his target bonus is 75% of his base salary. Mr. Redmond’s employment agreement provides that, if his employment is terminated by AmeriPath without cause, he shall be entitled to the continued payment of his annual base salary, target bonus and COBRA premiums for a period of twenty-four months after such termination. In addition, if following a change of control, AmeriPath requires Mr. Redmond to be based more than 30 miles from his current office, or materially reduces his duties and responsibilities, Mr. Redmond can elect to terminate his employment agreement and AmeriPath must continue to pay him his base salary, target bonus and COBRA premiums for twenty-four months thereafter. In addition, upon a change of control, Mr. Redmond’s stock options fully vest and, if applicable, any payments will be grossed up to account for any excise tax imposed on such payments.

R. Keith Laughman, our President, Esoteric Services, entered into an employment agreement with us on April 1, 2005. Mr. Laughman’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based compensation. Currently, Mr. Laughman’s base salary is $455,000 and his target bonus is 50% of his base salary. Mr. Laughman’s employment agreement provides that, if his employment is terminated by us without cause, he shall be entitled to the continued payment of his annual base salary and COBRA premiums for a period of eighteen months after such termination and payment of his termination year bonus. In addition, upon a change of control, Mr. Laughman may elect to terminate his agreement or, if there is a diminution of his duties within two years of the change of control, Mr. Laughman shall be entitled to the continued payment of his annual base salary and COBRA premiums for a period of eighteen months after such termination.

Philip A. Spencer, our President of Anatomic Pathology Services entered into an employment agreement dated November 13, 2006. Mr. Spencer’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based bonus compensation. Currently, Mr. Spencer’s base salary is $250,000 and his target bonus is 50% of his base salary. Mr. Spencer’s employment agreement provides that, if his employment is terminated by AmeriPath without cause, he shall be entitled to the continued payment of his annual base salary, bonus payment and COBRA premiums for a period equal to the later of twelve months after such termination and the second anniversary of his employment agreement. In addition, upon a change or control or diminution of duties, Mr. Spencer can elect to terminate his employment agreement and AmeriPath must continue to pay him his base salary and COBRA premiums for a period equal to the later of twelve months after such termination and the second anniversary of his employment agreement.

Steven E. Casper, our President of Dermatopathology Services, entered into an employment agreement with us on February 22, 2002. Mr. Casper’s employment agreement provides, among other things, for a base salary, subject to annual review, and annual performance-based compensation. Currently, Mr. Casper’s base salary is $270,000 and his target bonus is 50% of his base salary. Mr. Casper’s employment agreement provides that if Mr. Casper is terminated without cause or upon a diminution event, Mr. Casper shall be entitled to continued payment of his annual base salary and COBRA premiums for a period of twelve months after such termination and that his stock options shall fully vest if terminated without cause. In addition, upon a change of control, Mr. Casper is entitled to a lump sum payment equal to six months base salary and, if terminated in connection with a change in control or within twelve months after a change of control, Mr. Casper is entitled to a lump sum payment equal to his annual base salary, payment of his termination year bonus and payment of his COBRA premiums for a period of twelve months after such termination. In addition, Mr. Casper’s stock options shall fully vest if terminated in connection with a change of control.

Director Compensation

The following table sets forth a summary of the compensation we paid to our directors in 2006:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Paul B. Queally	$—		$1,790				$1,790
Sean M. Traynor	—		$1,790				$1,790
Brett P. Brodnax	$26,000		$1,790				$27,790
Raymond A. Ranelli	$32,000		$1,790				$33,790
C. Arnold Renschler, M.D.	$27,500		$1,790				$29,290

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 29, 2007, with respect to the beneficial ownership of our parent company’s common stock by (i) our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent or more of the outstanding shares of our parent company’s common stock.

Beneficial ownership is defined in accordance with rules adopted by the SEC and includes shares subject to stock options if exercisable on March 29, 2007 or within 60 days thereafter.

Name of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent Beneficially Owned
Welsh, Carson, Anderson & Stowe	67,084,019	(3)	75%
James B. Peter, M.D., Ph.D.	19,930,208	(4)	22%
Specialty Family Limited Partnership	19,018,608	(5)	21%
Donald E. Steen	2,313,558	(6)	*
David L. Redmond	833,245	(7)	*
Jeffrey A. Mossler, M.D.	395,859	(8)	*
Clay J. Cockerell, M.D.	318,500	(9)	*
Paul B. Queally	102,894	(10)	*
R. Keith Laughman	135,000	(11)	*
Steven E. Casper	147,812	(12)	*
Brett P. Brodnax	34,667	(13)	*
Raymond A. Ranelli	28,271	(14)	*
C. Arnold Renschler, M.D.	17,833	(15)	*
Sean M. Traynor	2,029	(16)	*
All directors and executive officers as a group	24,259,876	(17)	27%

*	Less than one percent.

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 7111 Fairway Drive, Suite 400, Palm Beach Gardens, Florida 33418.

(2)

Following the reclassification of the common stock of Group Holdings in December 2006, the shares consist of (a) one (1) share of participating preferred stock of Group Holdings (which has an embedded 0.1 shares of common stock); and (b) 0.9 shares of common stock of Group Holdings.

(3)

Represents (A) 56,279,504 shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 1,432,313 shares held by WCAS Capital Partners III, L.P. over which WCAS Capital Partners III, L.P. has sole voting and investment power, (C) an aggregate 1,663,645 shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of WCAS IX, general partners of WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P. and/or otherwise employed by an affiliate of WCAS IX, and (D) an aggregate of 7,708,557 shares held by entities who are limited partners of WCAS IX or who are affiliates of such limited partners over which WCAS IX has sole voting power, including the shares held by Co-Investment Partners, L.P. WCAS IX Associates LLC, the sole general partner of WCAS IX, and the individuals who serve as general partners of WCAS IX Associates LLC, including Paul B. Queally and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS IX. Such persons disclaim beneficial ownership of such shares. WCAS CP III Associates LLC, the sole general partner of WCAS Capital Partners III, L.P., and the individuals who serve as general partners of WCAS CP III Associates LLC, including Paul B. Queally and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS Capital Partners III, L.P. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(4)

Represents (A) 19,018,608 shares held by James B. Peter in his capacity as trustee of the Peter Family Revocable Trust which is the managing general partner of the Specialty Family Limited Partnership, dated 9/1/1995, as amended (“SFLP”), and (b) 911,600 shares held by James B. Peter as the co-trustee of the Peter Family Revocable Trust, dated 10/23/1986, as amended (“PFRT”). James B. Peter, as the managing general partner of SFLP, has sole voting power and shared dispositive power with the general partners and limited partners of SFLP. James B. Peter disclaims beneficial ownership of all shares held by SFLP and PFRT.

(5)

Represents shares held by the Specialty Family Limited Partnership, dated 9/1/1995, as amended (“SFLP”). Dr. James B. Peter, as the co-trustee of the Peter Family Revocable Trust, is the sole managing general partner.

(6)	Consists of 2,313,558 shares subject to stock options which are exercisable or become exercisable within 60 days.

(7)	Consists of 833,245 shares subject to stock options which are exercisable or become exercisable within 60 days.

(8)	Consists of 395,859 shares subject to stock options which are exercisable or become exercisable within 60 days.

(9)	Includes 306,000 shares subject to stock options which are exercisable or become exercisable within 60 days.

(10)

Includes 101,394 shares over which Mr. Queally has sole voting and investment power and 1,500 shares subject to stock options which are exercisable within 60 days. Does not include 56,279,504 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally disclaims beneficial ownership of such shares.

(11)	Consists of 135,000 shares subject to stock options which are exercisable or become exercisable within 60 days.

(12)	Consists of 147,812 shares subject to stock options which are exercisable or become exercisable within 60 days.

(13)	Includes 5,500 shares subject to stock options which are exercisable or become exercisable within 60 days.

(14)	Includes 4,500 shares subject to stock options which are exercisable or become exercisable within 60 days.

(15)	Includes 9,500 shares subject to stock options which are exercisable or become exercisable within 60 days.

(16)

Includes 2,029 shares over which Mr. Traynor has sole voting and investment power. Does not include 56,279,504 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Traynor, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P. may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners, L.P. Mr. Traynor disclaims ownership of such shares.

(17)

Does not include 56,279,504 shares owned by WCAS IX or 1,432,313 shares owned by WCAS Capital Partners III, L.P. Mr. Queally and Mr. Traynor, each, as a general partner of each of the respective sole general partners of WCAS IX and WCAS Capital Partners III, L.P., may be deemed to beneficially own the shares beneficially owned by WCAS IX and WCAS Capital Partners III, L.P. Mr. Queally and Mr. Traynor each disclaim beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Our Investors

In connection with the acquisition of Specialty, WCAS IX and its co-investors, including Paul B. Queally, Sean M. Traynor and other individuals affiliated with WCAS IX along with Raymond A. Ranelli, C. Arnold Renschler, and Brett P. Brodnax, which we refer to collectively as the investor group led by WCAS IX, and certain former stockholders of Specialty, including the Specialty Family Limited Partnership and other entities and individuals affiliated with one of our directors, Dr. James B. Peter, which we refer to collectively as the continuing Specialty stockholders, entered into agreements with Group Holdings as described below.

Subscription, Merger and Exchange Agreement

Pursuant to an amended and restated subscription, merger and exchange agreement, in connection with the acquisition of Specialty, the investor group led by WCAS contributed all of their shares of common stock of AmeriPath Holdings in exchange for an equal number of shares of common stock of Group Holdings. Additionally, WCAS and certain of our other investors purchased additional shares of Group Holdings common stock for an aggregate purchase price of approximately $46.1 million in cash, or $6.00 per share. The continuing Specialty stockholders contributed shares of Specialty common stock to Group Holdings in exchange for shares of Group Holdings common stock at the same price per share (with such Specialty shares being valued at approximately $119.6 million in the aggregate). Also pursuant to the amended and restated subscription, merger and exchange agreement, AmeriPath Holdings was merged with and into Aqua Acquisition Corp, a new wholly owned subsidiary of Group Holdings, with AmeriPath Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Group Holdings. Upon consummation of the merger of Aqua Acquisition Corp. with and into AmeriPath Holdings, all of the shares of AmeriPath Holdings common stock contributed to Group Holdings were cancelled without payment of any merger consideration. Each of the former stockholders of AmeriPath Holdings who were not party to the amended and restated subscription, merger and exchange agreement, became entitled to receive as merger consideration one share of Group Holdings common stock for each share of AmeriPath Holdings common stock that such stockholder held.

Stockholders Agreement and Registration Rights Agreement

The investors group led by WCAS and the continuing Specialty stockholders entered into a stockholders agreement and registration rights agreement with Group Holdings. The stockholders agreement contains certain restrictions on the transfer of Group Holdings common stock and provides certain stockholders with certain preemptive and information rights. Additionally, the continuing Specialty stockholders, acting as a group, are entitled to appoint one of the directors of Group Holdings so long as they continue to hold a minimum number of shares of Group Holdings common stock. Pursuant to the registration rights agreement, Group Holdings granted certain of our investors rights to require Group Holdings to register shares of its common stock under the Securities Act.

Transaction Fee

A fee of $459,000 was paid to an affiliate of WCAS IX in connection with the acquisition of Specialty and we reimbursed WCAS IX and its affiliates for their out-of-pocket expenses in connection with the acquisition of Specialty.

October 2006 Subscription Agreement

In October 2006, WCAS IX and its co-investors, including Paul B. Queally, Sean M. Traynor and other individuals affiliated with WCAS IX along with Raymond A. Ranelli purchased shares of Group Holdings common stock for an aggregate purchase price of approximately $25.0 million in cash, or $6.00 per share.

Senior Subordinated Notes and Registration Rights

In connection with the March 2003 Transactions, AmeriPath Holdings and an affiliate of WCAS IX, WCAS Capital Partners III, L.P., or WCAS CP III, entered into a securities purchase agreement pursuant to which it purchased senior subordinated notes and shares of AmeriPath Holdings common stock from AmeriPath Holdings for an aggregate purchase price of $67.0 million. In connection with such investment, WCAS CP III entered into a separate registration rights agreement with AmeriPath Holdings that granted WCAS CP III the right to require AmeriPath Holdings to register the senior subordinated notes under the Securities Act in certain circumstances. In connection with the acquisition of Specialty, WCAS CP III contributed its shares of common stock to Group Holdings along with the members of the investor group led by WCAS IX. As a result, Group Holdings assumed AmeriPath Holdings’ obligations under the foregoing registration rights agreement with respect to such shares.

Management Agreement

In connection with the March 2003 Transactions, AmeriPath Holdings entered into a management agreement with WCAS Management Corporation, an affiliate of WCAS IX, pursuant to which WCAS Management Corporation provides management and financial advisory services to AmeriPath Holdings and its subsidiaries, including us. WCAS Management Corporation is entitled to a management fee of $1.0 million per year and reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Arrangements with Management

We have entered into employment agreements with many of our named executive officers. Additionally, many of our employees, including many of our named executive officers, have been granted options to purchase shares of common stock of Group Holdings under its 2006 Stock Option and Restricted Stock Purchase Plan.

Consulting Agreement and Other Arrangements with James B. Peter, M.D., Ph.D.

In connection with the acquisition of Specialty, AmeriPath entered into a consulting agreement with James B. Peter, M.D., Ph.D., a member of our board of directors. Pursuant to the terms of the consulting agreement, Dr. Peter agreed to make himself available for agreed upon projects as requested by us and consistent with his status and seniority. In exchange for his services, Dr. Peter is entitled to annual compensation of $225,000. The term of the consulting agreement is for three years. The consulting agreement with Dr. Peter also provides that if he is terminated without cause, or if he terminates the consulting relationship for certain enumerated good reasons, then Dr. Peter will be entitled to his annual payments plus other benefits provided under the consulting agreement for the remainder of the term of the agreement.

In connection with the acquisition of Specialty, AmeriPath also assumed Specialty’s obligation to provide Dr. Peter, for the remainder of his life, and his wife, for the remainder of her life, coverage, at AmeriPath’s expense, for dental, eye and health care to the same extent that coverage is provided to our actively employed senior executives.

Family Members of James B. Peter, M.D., Ph.D.

Dr. Peter has immediate family members employed by Specialty. Specifically, James Estes, Specialty’s Vice President of Laboratory Information Systems, is the son-in-law of James B. Peter, M.D., Ph.D. Mr. Estes has been employed by Specialty since 1994, and his compensation was established and updated by Specialty in accordance with its standard employment and compensation policies and procedures applicable to employees with equivalent qualifications and responsibilities, and who hold similar positions within Specialty.

Investment in MPI

In October 2004, AmeriPath purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc., or MPI, for $350,000. In April 2005, the Company purchased 300,000 shares of Series A Preferred Stock MPI for $150,000. In October 2005, AmeriPath purchased 1,000,000 shares of Series B Preferred Stock MPI for $2,500,000. Jeffrey A. Mossler, M.D., one of our executive officers and a member of our board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI. As of December 31, 2006, we owned a 8.5% fully diluted interest in MPI. In September 2006, AmeriPath entered into a letter of intent which contemplated its acquisition of MPI. No definitive agreement with respect to such acquisition has been entered into at this time.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees related to accounting and tax professional services rendered for fiscal years ended December 31, 2006 and 2005.

	2006	2005
Audit fees (a)	$900,000	$809,508
Audit-related fees (b)	405,280	166,795
Tax fees (c)	100,524	64,020

Total fees	$1,405,804	$1,040,323

(a)

Audit fees consist of fees billed for professional services rendered for the audit of AmeriPath’s annual consolidated financial statements for the fiscal year, reviews of the financial statements included in AmeriPath’s quarterly reports on Form 10-Q for the fiscal year, and other accounting assistance, including expenses.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonable related to the performance of the audit or review and are not reported under audit fees. These fees for 2006 and 2005 primarily relate to Sarbanes Oxley, debt offerings and audits and accounting consultation in connection with acquisitions.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

3.	Exhibits:

2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Agreement and Plan of Merger dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

2.4	Amendment No. 1, dated as of January 3, 2006, to the Agreement and Plan of Merger, dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., a Delaware corporation, Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on January 3, 2006)

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.2	Credit Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., the lenders party thereto from time to time, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Citigroup Global Markets, Inc., as Syndication Agent, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Documentation Agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.2.1	Incremental Facility Amendment to Credit Agreement dated as of September 27, 2006 among AmeriPath, Inc., AmeriPath Holdings, Inc. the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent

10.2.2	Amendment #2 to Credit Agreement dated as of February 12, 2007 among AmeriPath, Inc., AmeriPath Holdings, Inc. the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 15, 2007

10.3	Guarantee and Collateral Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., subsidiaries of AmeriPath, Inc. identified therein and Wachovia Bank, National Association, as Collateral Agent. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.4	Subscription, Merger and Exchange Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath Group Holdings, Inc., a Delaware corporation, Aqua Acquisition Corp., a Delaware corporation, the stockholders of AmeriPath Holdings, Inc. listed therein and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.5	Voting Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.6	Employment Agreement dated April 1, 2006 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.7	Employment Agreement dated June 1, 2006 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.8	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Annual Reports on From 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.8.1	Amendment to Employment Agreement dated January 1, 2007 by and between AmeriPath and Jeffrey A. Mossler, M.D.

10.9	Employment Agreement dated November 13, 2006 by and between AmeriPath and Philip A. Spencer

10.10	Employment Agreement dated April 1, 2005 by and between AmeriPath and R. Keith Laughman. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of AmeriPath, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of AmeriPath, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriPath, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, AmeriPath, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

West Palm Beach, Florida

March 23, 2007

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182	$3,998
Restricted cash	30,906	26,684
Accounts receivable, net	137,947	84,968
Inventories	6,426	2,327
Deferred tax assets, net	15,073	10,909
Other current assets	10,210	4,963

Total current assets	200,744	133,849

PROPERTY AND EQUIPMENT, NET	114,630	49,196
OTHER ASSETS:
Goodwill, net	846,475	608,160
Identifiable intangibles, net	215,577	165,878
Other	33,675	27,066

Total other assets	1,095,727	801,104

TOTAL ASSETS	$1,411,101	$984,149

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$89,310	$59,823
Accrued interest	10,349	9,721
Current portion of long-term debt	2,090	354
Other current liabilities	1,285	218

Total current liabilities	103,034	70,116

LONG-TERM LIABILITIES:
Long-term debt	622,169	479,136
Other liabilities	43,971	33,228
Deferred tax liabilities, net	35,587	16,952

Total long-term liabilities	701,727	529,316

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $.01 par value, 100 shares authorized, issued and outstanding at December 31, 2006 and 2005, respectively	1	1
Additional paid-in capital	580,523	369,427
Retained earnings	25,816	15,289

Total stockholder’s equity	606,340	384,717

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,411,101	$984,149

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
NET REVENUES	$752,321	$563,617	$507,271

OPERATING COSTS AND EXPENSES:
Cost of services	418,082	298,932	270,959
Selling, general and administrative expenses	154,235	110,520	95,688
Provision for doubtful accounts	84,936	73,766	76,463
Amortization expense	13,127	13,585	13,761
Merger-related charges	2,064	—	—
Loss on sale of practices and asset impairment charges	—	883	611

Total operating costs and expenses	672,444	497,686	457,482

INCOME FROM OPERATIONS	79,877	65,931	49,789
OTHER INCOME (EXPENSE):
Interest expense	(57,432)	(46,527)	(42,136)
Change in value of derivative	1,295	(280)	(1,015)
Write-off of deferred financing costs	(3,388)	(468)	(3,829)
Other income, net	1,516	620	66

Total other expense, net	(58,009)	(46,655)	(46,914)

INCOME BEFORE INCOME TAXES	21,868	19,276	2,875
PROVISION FOR INCOME TAXES	11,341	9,355	1,361

NET INCOME	$10,527	$9,921	$1,514

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid – in Capital	Retained Earnings	Total
	Shares	Amount
BALANCE, DECEMBER 31, 2003	100	$1	$334,820	$3,854	$338,675

Contingent note proceeds	—	—	13,678	—	13,678
Parent stock issued in connection with acquisition	—	—	10,000	—	10,000
Transfers to parent company	—	—	(5,775)	—	(5,775)
Net income	—	—	—	1,514	1,514

BALANCE, DECEMBER 31, 2004	100	1	352,723	5,368	358,092
Contingent note proceeds	—	—	16,704	—	16,704
Net income	—	—	—	9,921	9,921

BALANCE, DECEMBER 31, 2005	100	1	369,427	15,289	384,717
Contingent note proceeds	—	—	19,555	—	19,555
Non cash stock option expense	—	—	885	—	885
Equity investment by parent	—	—	71,075	—	71,075
Parent stock issued in connection with acquisition	—	—	119,581	—	119,581
Net income	—	—	—	10,527	10,527

BALANCE, DECEMBER 31, 2006	100	$1	$580,523	$25,816	$606,340

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,527	$9,921	$1,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21,806	11,349	9,013
Amortization	13,127	13,585	13,761
Loss on disposal of assets	235	168	302
Deferred income taxes	2,414	3,481	(1,768)
Provision for doubtful accounts	84,936	73,766	76,463
Loss on sale of practices and asset impairment charges	—	883	611
Write-off of deferred financing costs	3,388	468	3,829
Acquisition and merger-related charges	2,064	—	—
Change in value of derivative	(1,295)	280	1,015
Non cash stock option expense	885	—	—
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(109,845)	(84,976)	(69,223)
Increase in inventories	(420)	(151)	(432)
Increase (decrease) in other current assets	(3,412)	(1,286)	1,064
Increase in accrued interest	628	264	2,138
Increase in other assets	(3,133)	(1,400)	(1,381)
Increase in accounts payable and accrued expenses	8,719	11,800	17,132

Net cash provided by operating activities	30,624	38,152	54,038

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(57,334)	(29,431)	(12,803)
Cash paid for acquisitions and related costs, net of cash acquired	(196,646)	—	(38,461)
Cash received from sale of managed practice	—	5,150	—
Increase in restricted cash	(4,222)	(8,744)	(5,115)
Investment in common stock	—	(2,650)	(350)
Payments of contingent notes	(4,470)	(17,065)	(14,079)

Net cash used in investing activities	(262,672)	(52,740)	(70,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(5,052)	(211)	(3,245)
Net payments borrowings on long term debt and capital leases	(2,470)	(2,936)	(1,631)
Proceeds from new term loan facility, net of payments	201,973	—	—
Payments on former term loan facility	(99,049)	(15,951)	(98,313)
Proceeds from new revolving debt facility, net of payments	72,200	—	—
(Payments) proceeds on former revolving debt facility	(30,000)	—	30,000
Proceeds from release of contingent note fund	15,750	—	—
Contingent note proceeds	3,805	16,704	13,678
Proceeds from sale of bonds	—	—	79,500
Equity investment by parent	71,075	—	—
Payments to Parent	—	—	(5,775)

Net cash provided by (used in) financing activities	228,232	(2,394)	14,214

DECREASE IN CASH AND CASH EQUIVALENTS	(3,816)	(16,982)	(2,556)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,998	20,980	23,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$182	$3,998	$20,980

SUPPLEMENTAL NON-CASH TRANSACTIONS
Property and equipment acquired pursuant to capital leases	—	522	41
Issuance of Ameripath Holdings, Inc. equity in acquisition	—	—	10,000
Issuance of AmeriPath Group Holdings, Inc. equity in relation to Specialty Laboratories, Inc. acquisition	119,581	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	57,135	45,932	42,306
Cash paid during period for taxes	3,216	2,665	1,693

See accompanying notes to consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise indicated)

Note 1. Business and Organization

AmeriPath, Inc. and subsidiaries (“AmeriPath” or the “Company”), is one of the leading anatomic pathology laboratory companies in the United States. The Company is a provider of physician-based anatomic pathology, dermatopathology, molecular diagnostic services, and other esoteric services to physicians, hospitals, clinical laboratories and surgery centers. We support community-based medicine by helping physicians provide excellent and effective care for their patients. The Company services an extensive referring physician base through its 40 outpatient laboratories located in 19 states, and provides inpatient diagnostic and medical director services at more than 200 hospitals. Our services are performed by 392 pathologists.

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

Our predecessor was incorporated in February 1996 and since that time has built its business by completing approximately 67 acquisitions of anatomic pathology laboratories and operations and through internal growth.

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

In states where AmeriPath is not permitted to directly own a medical operation, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, AmeriPath conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, AmeriPath generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management service agreement between AmeriPath and the affiliated entity. Under the management services agreement, AmeriPath exclusively manages all aspects of the operation, including entering into all managed care contracts, other than the provision of medical services. Generally, the affiliated entity has no operating assets because AmeriPath acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with Emerging Issues Task Force Issue No. 97-2, Physician Practice Management Entities and Certain Other Entities with Contractual Management Agreements (“EITF 97-2”), Financial Accounting Standards Board (“FASB”) Statement No. 94 (Consolidation of All Majority-owned Subsidiaries) and No. 141 (Business Combinations), the financial statements of the operations AmeriPath controls, including these affiliated entities, are included in the consolidated financial statements of AmeriPath.

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 2% and 3% of the Company’s net revenues for the years ended December 31, 2006 and 2005, respectively.

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

At December 31, 2006 and 2005, the entire $202 million and $99 million outstanding, respectively, under the Company’s senior credit facility borrowings bear interest at a variable market rate, and thus have a carrying amount that approximates fair value. The $350.0 million of senior subordinated notes outstanding as of December 31, 2006 were trading at a 108%.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of purchase of three months or less.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 consists of approximately $30.9 million and $26.7 million, respectively, of premium revenue received by the Company’s insurance captive to be used for future insurance claims and expenses. The premium revenue received by the Company’s insurance captive is paid by the Company to insure itself for medical malpractice losses. The insurance captive was formed in 2002.

Inventories

Inventories, consisting primarily of laboratory supplies, are stated at the lower of cost, determined on a first-in first-out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the term of the related lease, or the useful life of the asset.

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

Intangible Assets

As of December 31, 2006, the Company had net identifiable intangible assets and net goodwill of $215.6 million and $846.5 million, respectively. The Company continually assesses whether an impairment in the carrying value of the intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicates that the value assigned to the intangible asset may not be recoverable, the Company reduces the carrying value of the intangible asset. The Company would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, the Company considers such factors as current results, trends and future prospects, in addition to other relevant factors.

The predecessor adopted the provisions of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 clarifies the criteria to recognize intangible assets separately from goodwill and promulgates that goodwill and certain indefinite-lived intangible assets not be amortized. Instead, these assets are reviewed for impairment, at the operating segment level, annually with any related losses recognized in earnings in the period incurred.

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

Debt financing costs associated with the Credit Facility have been capitalized and are being amortized on a straight-line basis over terms ranging from six to ten years. As of December 31, 2006 and 2005, gross amounts of $22.1 million and $21.3 million of debt financing costs, net of accumulated amortization of $6.3 million and $6.3 million, respectively, are included in other assets in the accompanying consolidated balance sheets.

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

Self Insured Claims Liability

Effective July 1, 2002, the predecessor replaced its existing medical malpractice insurance coverage by third party insurance companies with a new self-insurance, or wholly owned captive, arrangement. The predecessor entered into this self-insurance arrangement because of its inability to renew existing coverage at acceptable rates, which the predecessor believed to be an industry-wide situation. Under this self-insurance structure, the Company retains more risk for medical malpractice costs, including settlements and claims expense, than under previous coverages. While the predecessor obtained excess liability coverage for medical malpractice costs, there is no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk the predecessor retains under these arrangements. The Company’s medical malpractice costs are based on actuarial estimates of its medical malpractice settlement and claims expense and the costs of maintaining the captive insurance program and excess coverage. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions could materially affect the Company’s results of operations in a particular period, even if the Company does not experience an actual increase in claims or related expenses. As of December 31, 2006 and 2005, $8.7 million and $10.9 million, respectively, of estimated loss reserves were accrued, based on actuarial estimates and discount rates of 2.5%, to cover existing claims filed. In addition, the Company has accrued incurred but not reported “IBNR” costs of $9.1 million as of December 31, 2006 to cover future IBNR claims, which are based on actuarial estimates, utilizing a discount rate of 2.5%. As of December 31, 2005, the Company had accrued IBNR costs of $14.0 million. All accrued insurance loss reserves and IBNR costs are recorded in cost of services in the consolidated statements of income and other long term liabilities in the consolidated balance sheets. Estimated loss reserve and accrued IBNR decreased by $7.1 million from December 31, 2005 to December 31, 2006 due to favorable claims history.

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

Unbilled receivables for the owned practices, net of allowances, as of December 31, 2006 and 2005 amounted to approximately $17.9 and $12.4 million and are included in accounts receivable, net on the accompanying consolidated balance sheets.

Net management service revenue reported by the Company represents net physician group revenue less amounts retained by physician groups. The amounts retained by physician groups represent amounts paid to the physicians pursuant to the management service agreements between the Company and the physician groups. Net physician group revenue is equal to billed charges reduced by provisions for bad debt and contractual adjustments. Contractual adjustments represent the difference between amounts billed and amounts reimbursable by commercial insurers and other third-party payors pursuant to their respective contracts with the physician groups. The provision for bad debts represents management’s estimate of potential credit issues associated with amounts due from patients, commercial insurers, and other third-party payors. Net management service revenue is included in total net revenues in the consolidated statements of income. Net management service revenue was $13.3 million, $17.2 million, and $24.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized for the year ended December 31, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the year ended December 31, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of 36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award. (See Note 15).

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

Comprehensive Income

In 2001, the predecessor adopted SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), which requires the predecessor to report and display certain information related to comprehensive income. For the years ended December 31, 2006, 2005 and 2004, net income equaled comprehensive income.

Recent Accounting Pronouncements

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

In August 2006, the SEC issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company adopted this ruling in the Company’s 2006 Annual Report on Form 10-K. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

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

Note 4. Merger and Acquisitions

On January 31, 2006, the Company completed its acquisition of Specialty, an esoteric lab in Valencia, California in a transaction valued at approximately $334.0 million. In connection with the acquisition, the Company formed a new parent entity, Group Holdings. Subsequent to the transaction Group Holdings is the new parent of Holdings, which remains the parent of AmeriPath. Under the terms of the merger agreement, the Company acquired all common shares of Specialty common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company financed the acquisition through a combination of cash on hand, contribution of shares by Specialty’s majority shareholder, additional cash equity of $46.1 million from AmeriPath’s majority stockholder, WCAS, the release of certain contingent note funds of $14.4 million from Holdings, and borrowings under AmeriPath’s new credit facility. The Company paid $197.8 million in cash and issued $119.6 million or 19,930,208 shares in Group Holdings stock. Group Holdings common stock was issued at $6.00 a share, which was based on an internal valuation and previous transactions with third parties. In addition, AmeriPath paid $9.7 million in cash for outstanding stock options of Specialty. Pursuant to the terms of the merger agreement, Specialty’s outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $334.0 million includes transaction costs of approximately $6.9 million consisting primarily of fees and expenses of investment bankers, attorneys, and accountants.

The purchase price of the acquisition is summarized below:

Cash paid for Specialty’s outstanding common stock	$197,801
Group Holdings common stock issued	119,581
Cash paid for Specialty’s outstanding stock options	9,662
Transaction costs incurred	6,949

Total purchase price	$333,993

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition, as of the date of the acquisition, as accounted for under SFAS No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The intangible asset valuation was performed by an independent third-party valuation firm during March 2006. In accordance with SFAS No. 109 the Company recognized a deferred tax liability of $11.6 million related to both definite and indefinite-lived intangible assets acquired in the Specialty acquisition. The allocation of the purchase price is summarized below:

Cash	$40,986
Accounts receivable, net	27,774
Property & equipment, net	30,104
Inventory	3,679
Prepaid expenses	1,814
Intangible assets	58,870
Other investments	2,545
Other	1,598
Goodwill	211,469

Total assets	378,839

Accounts payable	10,685
Other long term liabilities	2,114
Deferred tax liabilities	11,567
Accrued liabilities	20,480

Total liabilities	44,846

Net assets acquired	$333,993

Of the $58.9 million of acquired intangible assets, $24.5 million was assigned to trademark and trade names that are not subject to amortization, $20.3 million was identified as hospital contracts to be amortized over 10 years, $12.0 was assigned to laboratory contracts to be amortized over 15 years, $0.8 million was identified as payor contracts that are not subject to amortization, $0.7 million was assigned to key physicians to be amortized over 5 years, and $0.6 million was identified as management agreement to be amortized over 5 years. Of the $211.5 million allocated to goodwill, approximately $6.1 million is expected to be deductible for taxes.

On March 31, 2006, we also acquired Rose Pathology Associates, P.C., a hospital based anatomic pathology practice in Denver, Colorado. The Company acquired Jill A. Cohen, M.D., P.C., a dermatopathology practice in Tucson, Arizona, on October 26, 2006. The total consideration paid by us in connection with these acquisitions was $23.4 million in cash. The pre-acquisition results of operations were not considered material, therefore, pro forma financial statements were not required to be presented. The Company is currently in the process of performing its allocation of purchase price, but goodwill assumed with these transactions is expected to be approximately $22 million.

During 2005, the Company did not acquire any new practices. In December 2004, the Company acquired a dermatopathology practice located in New Rochelle, New York for a total purchase price of $44.0 million, which included cash of $34.0 million and 1,666,667 shares of the Parent’s company common stock valued at $10.0 million. The acquisition was not considered significant therefore pro forma financial statements were not required to be presented. The practice provides outpatient services to the Northeast region, and will expand the Company’s geographical presence in this area. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with this acquisition as of the date of the acquisition as accounted for under SFAS No. 141, which requires the use of the purchase method of accounting.

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

All of the above acquisitions were recorded using the purchase method of accounting. The final allocation of the purchase price was determined based on the fair value of assets acquired and the fair value of liabilities assumed as of the date that the acquisition was consummated. Intangible assets have been identified which are valued apart from goodwill in the amount of approximately $60.5 million, $0.0 million, and $4.4 million, respectively, for the 2006, 2005, and 2004 acquisitions. Under SFAS No. 142, goodwill associated with these acquisitions is no longer being amortized, but is reviewed annually for impairment. Goodwill recorded as a result of the acquisitions totaled $233.8 million, $0.0 million, and $41.4 million for 2006, 2005, and 2004, respectively. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective dates of purchase.

During the years ended December 31, 2006, 2005 and 2004 the Company made contingent note payments of $4.5 million, $17.1million, and $14.1 million, respectively.

All of the Company’s acquisitions have been accounted for using the purchase method of accounting. The aggregate consideration paid, and to be paid for acquisitions, is based on a number of factors, including each practice’s demographics, size, local prominence, position in the marketplace and historical cash flows from operations. Assessment of these and other factors, including uncertainties regarding the health care environment, resulted in the sellers of each of the practices and the Company being unable to reach agreement on the final purchase price. The Company agreed to pay a minimum purchase price and to pay additional purchase price consideration to the sellers of the practices in proportion to their respective ownership interest in each practice. The additional payments are contingent upon the achievement of stipulated levels of operating earnings (as defined) by each of the practices over three to five years from the date of the acquisition as set forth in the respective agreements, and are not contingent on the continued employment of the sellers of the practices. In certain cases, the payments are contingent upon other factors such as the retention of certain hospital contracts for periods ranging from three to five years. The amount of the payments cannot be determined until the achievement of the operating earnings levels or other factors during the terms of the respective agreements. If the maximum specified levels of operating earnings for each practice are achieved, the Company would make aggregate maximum payments of approximately $1.9 million over the next three to five years. A lesser amount or no payments at all would be made if the mid-point levels of operating earnings specified in each agreement were not met. As of December 31, 2006, contingent note payments aggregating $178.4 million have been paid. Pursuant to SFAS 141, principal and interest payments made in connection with the contingent notes are accounted for as additional purchase price, which increases our recorded goodwill and, in accordance with generally accepted accounting principals in the United States, are not reflected in our results of operations.

The accompanying consolidated financial statements include the results of operations of acquisitions accounted for under the purchase method from the date acquired through December 31, 2006.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

	Year ended December, 2006	Year ended December, 2005
Net revenues	$773,002	$723,326
Net income	10,228	8,132

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

Since we do not have a direct relationship with our patients, and must obtain insurance information via our referring physician offices or hospitals, inaccurate or incomplete insurance information may be supplied to us and may result in third party claims filed by us beyond the timely filing restrictions per our managed care contracts. Based on historical experience, we deem third party accounts receivable that has exceeded the payor’s timely filing limits to be uncollectible, and at that time charge off third party accounts receivable against the allowance for doubtful accounts. Private pay patient accounts, including deductibles and co-payment amounts, generate a minimum of three patient statements which are sent to the patient’s last known address. If unpaid after three statement cycles these accounts are either submitted to a collection agency or pursued by our billing department personnel. Based on historical experience, we deem private patient accounts outstanding after these collection efforts have occurred to be uncollectible, and at that time charge off private pay patient accounts receivable against the allowance for doubtful accounts. Management service revenue generally does not include a provision for doubtful accounts.

The following table represents the roll forward of the allowances for contractual adjustments and uncollectible accounts:

	Years Ended December 31,
	2006	2005	2004
Beginning allowances for contractual adjustments and uncollectible accounts	$106,424	$129,512	$125,420
Provision for contractual adjustments	445,269	362,109	383,544
Provision for doubtful accounts	84,936	73,766	76,463
Managed practice contractual adjustments and bad debt expense	16,085	24,356	32,096
Write-offs and other adjustments	(516,103)	(483,319)	(488,011)

Ending allowances for contractual adjustments and uncollectible accounts	$136,611	$106,424	$129,512

The Company grants credit without collateral to individual patients, most of whom are insured under third-party payor agreements. The estimated mix of gross receivables from patients and third-party payors is as follows:

	December 31,
	2006	2005
Government programs	24%	24%
Third-party payors	39	49
Private pay patients	23	23
Hospital and other	14	4

	100%	100%

Note 6. Net Revenue

A significant portion of the Company’s net revenue is generated by the hospital-based practices through contracts with various hospitals. HCA, Inc., (“HCA”) owned approximately 20% of these hospitals. For the years ended December 31, 2006, 2005, and 2004, approximately 5%, 8%, and 10%, respectively, of net patient service revenue was generated directly from contracts with hospitals owned by HCA. Generally, these contracts and other hospital contracts have remaining terms of less than five years and contain renewal provisions. Some of the contracts also contain clauses that allow for termination by either party with relatively short notice. Although the Company, through its acquisitions, has had relationships with these hospitals for extended periods of time, the termination of one or more of these contracts could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Note 7. Property and Equipment

Property and equipment, net consisted of the following:

	Estimated Useful Life (Years)	December 31, 2006	December 31, 2005
Laboratory, office and data processing equipment	3-10	$118,951	$65,509
Leasehold improvements	3-10	40,232	20,606
Furniture and fixtures	7	6,261	6,247
Mobile laboratory units	5	167	210
Automotive vehicles	3	3,885	2,946

		169,496	95,518
Less accumulated depreciation		(88,210)	(57,106)
Construction in progress		33,344	10,784

Property and equipment, net		$114,630	$49,196

Depreciation expense was $21.8 million, $11.3 million, and $9.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 8. Goodwill and Intangible assets

The changes in the gross carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Balance as of January 1	608,160	591,819
Goodwill acquired during the year	233,871	—
Other	4,444	16,341

Balance as of December 31	$846,475	$608,160

For the year ended December 31, 2006, the increase in goodwill was related to the acquisitions of Specialty Laboratories, Inc., Jill A. Cohen, M.D., P.C., and Rose Pathology Associates, P.C. These additions were $211.5 million, $17.7 million and $4.7 million, respectively. During the year ended December 31, 2006, we made contingent note payment of approximately $4.5 million. For the year ended December 31, 2005, the increase in goodwill was primarily related to contingent note payments of approximately $17.1 million. In addition, goodwill was reduced $0.7 million for goodwill revaluation of intangibles and other adjustments.

Intangible assets and the related accumulated amortization and amortization periods are set forth below:

			December 31, 2006 Amortization periods
	December 31, 2006	December 31, 2005	Range	Weighted Average Years
Hospital contracts	$154,257	$133,282	10-25	21
Accumulated amortization	(21,746)	(14,534)
Client lists	921	3	10	10
Accumulated amortization	(24)	(1)
Laboratory contracts	12,210	240	1-15	15
Accumulated amortization	(972)	(240)
Management service agreements	5,272	4,642	5-20	15
Accumulated amortization	(1,382)	(1,035)
Non-compete and employment agreements	19,810	19,150	3-5	14
Accumulated amortization	(17,349)	(14,869)
Payor contracts	12,120	11,310	N/A	N/A
Trade names	52,460	27,930	N/A	N/A

Identifiable intangibles, net	$215,577	$165,878

Goodwill, net	$846,475	$608,160

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of December 31, 2006 is as follows:

2007	10,054
2008	9,222
2009	8,944
2010	8,766
2011	8,530
Thereafter	105,479

The weighted average amortization period for identifiable intangible assets is approximately 19.1 years. As discussed in Note 2, the Company ceased amortizing goodwill during 2002 upon adoption of SFAS No. 142.

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

Note 10. Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the years ended December 31, 2006 and 2005, the change in the value of the derivative was a gain of approximately $1.3 million and a loss of approximately $0.3 million, respectively, which is reflected in the accompanying consolidated statements of income. The agreement has a notional amount of $75.0 million. The Company receives interest on the notional amount if the LIBOR rate is less than 2.405% and pays interest on the notional amount if the LIBOR rate exceeds 2.405%. The floating rate resets every October 1 and April 1. In April 2005, the floating rate reset at 3.39% until October 2005. The Company locked in to a forward LIBOR rate contract for October 2005 through March 2006 at a rate of 4.216%. In April 2006, the floating rate reset at 2.405% until October 2006. On October 2, 2006, the Company terminated the agreement.

The Company is subject to market risk associated principally with changes in interest rates. The Company’s principal interest rate exposure relates to the amount outstanding under its credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $274.2 million at December 31, 2006, each quarter point increase or decrease in the floating rate, increases or decreases interest expense by approximately $0.7 million per year, respectively.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It is effective for contracts entered into or modified after June 30, 2003. In April 2004, the Company entered into an interest rate swap agreement. In accordance with SFAS No. 149, the Company was recording this derivative instrument at market value and was reflecting the change in the market value in the consolidated statements of income.

Note 11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2006	December 31, 2005
Accounts payable	$44,770	$28,362
Accrued compensation	39,396	27,284
Accrued loss reserves	4,382	3,622
Accrued acquisition costs	762	555

Total	$89,310	$59,823

Note 12. Merger-Related Charges

In connection with the Company’s numerous acquisitions, the Company has recorded reserves for transaction costs, employee-related costs (including severance agreement payouts) and various exit costs associated with the consolidation of certain operations, including the elimination of duplicate facilities and certain exit and restructuring costs.

A reconciliation of activity with respect to merger-related reserves is as follows:

	Balance December 31, 2005	Specialty Acquisition Merger Costs	Other Adjustments	Payments	Balance December 31, 2006
Lease commitments	$428	$14,845	$(27)	$(1,279)	$13,967
Other costs	218	—	—	—	218

Total	646	14,845	(27)	(1,279)	14,185
Less: portion included in current liabilities	(246)	(856)	—	—	(1,102)

Total included in other liabilities	$400	$13,989	$(27)	$(1,279)	$13,083

Note 13. Long-term Debt

Long-term debt consisted of the following:

	December 31, 2006	December 31, 2005
Revolving loan	$72,200	$30,000
Term loan	201,974	99,049
Note payable, other	85	132
Capital leases	—	309
Senior subordinated notes	350,000	350,000

	624,259	479,490
Less: current portion	(2,090)	(354)

Long-term debt, net of current portion	$622,169	$479,136

At December 31, 2006, maturities of long-term debt were as follows:

2007	$2,090
2008	2,065
2009	2,035
2010	2,035
2011	74,235
Thereafter	541,799

Total	$624,259

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of December 31, 2006 (in millions):

	Payments Due By Period
Contractual Obligations	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.1	$191.9	$202.0
Revolver loan	—	—	72.2	—	72.2
Other indebtedness	0.1	—	—	—	0.1
Operating leases	14.0	13.1	33.9	82.6	143.6
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$16.1	$15.1	$112.2	$624.5	$767.9

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

Letters of Credit

As of December 31, 2006, the Company had letters of credit outstanding totaling $13.1 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates in 2006 through 2010. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 2.4%. Available borrowings under the $105.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on December 31, 2004 to satisfy Florida Medicaid requirements.

Note 14. Lease Commitments

The Company leases various office and laboratory space, and certain equipment pursuant to operating lease agreements. The following information includes the related party leases discussed in Note 19. Future minimum lease commitments under noncancellable operating leases consisted of the following at December 31, 2006:

2007	14,017
2008	13,109
2009	12,295
2010	11,155
2011	10,467
Thereafter	82,546

$143,589

Owned practices’ rent expense under operating leases for the years ended December 31, 2006, 2005, and 2004 was $13.9 million, $9.6 million, and $7.6 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

Note 15. Option Plan

The Company’s Parent has adopted a 2006 Stock Option and Restricted Stock Purchase Plan, which we refer to as the stock option plan. In December 2006, Group Holdings consummated a reclassification of its outstanding equity securities pursuant to which each holder of a share of outstanding common stock received 1 share of common stock and 1 share of participating preferred stock. All options to purchase shares of common stock remained options to purchase common stock, but had their exercise prices proportionately adjusted to reflect the reclassification from $6.00 a share to $3.50 a share. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 12,229,923 shares of Group Holdings’ common stock. Shares of common stock relating to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and for grants of non-qualified stock options and awards to selected employees and other persons providing services for us. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

A committee of not less than two persons appointed by the board of directors of Group Holdings administers the stock option plan. If no such committee is appointed, the board of directors serves as the administrator and has all authority and obligations under the stock option plan. The administrator has the sole discretion to grant options to employees and to determine the terms of awards and options granted under the plan. Incentive and non-qualified stock options, however, are not transferable other than by will or the laws of descent and distribution and are not issued at an exercise price less than the fair market value of the underlying shares.

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

The stock option plan will terminate in March 2013, but the board of directors may amend the plan subject to limited restrictions requiring the vote of a majority of the outstanding voting stock of Group Holdings.

Options granted under the stock option plan generally vest ratably over a five-year period and expire ten years from the date of grant Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date. The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of December 31, 2006, approximately 298,813 shares are available for future issuance.

Prior to December 31, 2005, the Company accounted for its employee stock option plan using the intrinsic method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The Company applied the provision of APB No. 25 in accounting for its employee stock option plan, and because the exercise price of its options was equal to or greater than the market value of its options at the date of grant, no compensation cost has been recognized for the option plan in the consolidated statements of income for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. Under that method, compensation cost recognized for the year ended December 31, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 have not been restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the year ended December 31, 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of

36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award.

In accordance with SFAS No. 123(R), the Company recorded compensation cost of approximately $885,000 and recognized a tax benefit for share-based compensation arrangements of approximately $205,000 for the year ended December 31, 2006. As required by SFAS No. 123(R), the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees – executives and management based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Net income reported	$9,921	$1,514
Deduct: Total stock-based employee compensation expense determined under SFAS No. 123 for all awards, net of related tax effect	(1,273)	(1,542)

Pro forma net income (loss)	$8,648	$(28)

For purposes of this pro forma disclosure, the fair value of these options was estimated at the time of grant using a Black-Scholes-Merton option pricing model based on the following assumptions for the year ended December 31, 2005: an average risk-free rate for the period of 4.2%; dividend yield of 0%; weighted-average volatility factor of 0%; and a weighted average expected life of the options of 8 years. The Company estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the year ended December 31, 2005 was $1.66. Forfeitures were recognized as they occurred.

The following table summarizes information related to the Company’s stock option activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2005	8,241,202	$3.50
Granted	4,613,204	3.50
Exercised	—	—
Terminated/lapsed	(923,296)	3.50

Outstanding at December 31, 2006	11,931,110	$3.50

Vested or expected to vest as of December 31, 2006	11,256,090	$3.50	7.8
Exercisable at December 31, 2006	3,470,853	$3.50	6.9

The weighted-average fair value of stock options granted during the year ended December 31, 2006 was $1.58. There were no stock option exercises during the year ended December 31, 2005 and December 31, 2006.

As of December 31, 2006, there was $5.3 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted average period of 4.29 years.

Note 16. Employee Benefit Plans

Effective July 1, 1997, the predecessor consolidated its previous 401(k) plans into a new qualified 401(k) retirement plan (the “401(k) Plan”) covering substantially all eligible employees as defined in the 401(k) plan. The new 401 (k) Plan requires annual employer matching contributions equal to 50% (25% prior to July 1, 2000) of the employees’ contributions up to a maximum of 6.0% of an employees annual salary (up to a maximum of one thousand dollars per employee prior to January 1, 2005). Matching contributions aggregating $4.6 million, $3.5 million, and $1.1 million were expensed in years 2006, 2005, and 2004, respectively. Also, in connection with acquisitions, the Company assumes the obligations under certain defined contribution plans, which cover substantially all eligible employees of the acquired practices.

During 1999, the predecessor introduced a Supplemental Employee Retirement Plan (“SERP”) which covers only selected employees. The SERP is a non-qualified deferred compensation plan, which was established to aid in the retention of the non-selling physicians and other key employees. AmeriPath does not fund the SERP liability, but instead pays for current benefits out of general funds available. AmeriPath has formed a Rabbi Trust designated as the beneficiary for life insurance policies issued on the SERP participants. Proceeds from the life insurance policies are expected to be used to pay SERP participants life insurance benefits as well as future SERP payments. In 2005, the eligible participants were allowed to defer up to twenty thousand dollars of compensation and/or eligible bonuses per year. If the subscription to the plan fell below an established deferral range, the participating individuals were allowed to defer additional funds. The Company may also make discretionary contributions to the SERP. Employee and employer contributions to the SERP were $2.7 million and $0.2 million, respectively, for the year ended December 31, 2006, $1.6 million and $0.2 million, respectively, for the year ended December 31, 2005, and $1.5 million and $0.4 million, respectively, for the year ended December 31, 2004. The SERP liability was $12.3 million as of December 31, 2006, and $7.8 million as of December 31, 2005 and the liability is classified as other long term liabilities on the consolidated balance sheet.

The Company also sponsors certain defined contribution plans for substantially all employees of the former Inform DX who are at least 21 years old, have been employed by the Company for at least one year and have completed 1,000 hours of service. These plans include a 401(k)/profit sharing plan and a money purchase pension plan. Under the 401(k)/profit sharing plan, employees may contribute up to 15% of their qualifying salary on a pre-tax basis, subject to Federal income tax limitations. The amount expensed under both of these plans for employer contributions was approximately $0.1 million, $0.2 million, and $0.5 million in years 2006, 2005, and 2004, respectively.

Specialty Laboratories, Inc. has a non-qualified deferred compensation program (the Program) for certain executives. Under the Program, employee-designated deferrals of salary are withheld by us. An amount equal to the withholding is “invested” at the direction of the employee, in a portfolio of phantom investments selected from the available investments under the Program, which are tracked by an administrator. With a portion of the withholding, we purchase life insurance policies on each of the participating executives with our company named as beneficiary of the policies. Deferred compensation, including gains and losses on phantom investments, amounted to $1.3 million and $1.2 million at December 31, 2006 and 2005, respectively, and is classified in long-term liabilities. The cash surrender value of the life insurance policies, which amounted to $2.9 million and $2.5 million at December 31, 2006 and 2005, respectively, is recorded in other assets.

17. Commitments and Contingencies

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

Through June 30, 2002, the predecessor was insured for medical malpractice risks on a claims made basis under traditional indemnity insurance policies. Effective July 1, 2002, the predecessor formed a captive insurance company to partially self-insure for medical malpractice. The captive, combined with excess coverage, provides insurance on a per claim basis. The Company does not have aggregate stop loss protection. Accruals for settlement costs, claims expenses and incurred but not reported claims are made based on actuarial estimates. Actual costs in future periods could differ materially from actuarial studies, depending on the frequency and severity of actual claims experienced. The Company incurred approximately $14.7 million and $14.4 million for medical malpractice costs in years 2006 and 2005, respectively.

Self-insured Health Benefits — Effective August 1, 2002, the predecessor provided health care benefits to its employees through a self insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The maximum liability for claims paid in a year, based upon open enrollment levels at December 31, 2006 is $22.6 million. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. As of December 31, 2006 and 2005, our self-insured health liability was $3.4 million and $2.9 million, respectively.

Workers’ Compensation Policy — Effective July 1, 2000, the predecessor acquired workers’ compensation insurance with a deductible program. The Company records its estimate of the ultimate cost of, and reserves for, workers’ compensation exposures based on computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company will include reserves for estimated claims incurred but not reported. The policies operate on an occurrence basis. As such, the exposure for incurred but not reported claims is slight. The ultimate cost of workers’ compensation claims will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. The Company currently aggressively defends each claim and pursues subrogation whenever available to recoup third party damages to offset payments. As of December 31, 2006 and 2005, our worker’s compensation liability was $0.9 million and $1.4 million, respectively.

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

The Company has received subpoenas issued by the United States Attorney’s office in Tampa, Florida seeking information with respect to an investigation relating to Medicare billing and possible financial inducements in connection with a Florida physician who is not an AmeriPath pathologist but was a client of AmeriPath. In addition, certain affiliates of the Company have received an investigative subpoena from the Florida Attorney General Medicaid Fraud Control Unit requesting copies of agreements that we have with certain hospitals. To the Company’s knowledge, numerous other hospitals and facilities have received similar subpoenas, which may indicate a state-wide audit of pathology operations. In addition, Specialty received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the California Medicaid program. The subpoena seeks documents from various time frames ranging from three to ten years. The Company is providing information to the United States Attorney’s Office, the Florida Attorney General’s Office and the California Attorney General’s Office and intends to cooperate in the investigations. It is not possible at this point in either investigation to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of these investigations.

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

Note 18. Related Party Transactions

The Company leases laboratory and administrative facilities used in the operations of eleven practices from entities beneficially owned by parties related to the Company. The terms of the leases expire from 2006 to 2009 and some contain options to renew for additional periods. Lease payments made under leases with related parties were $1.1 million, $1.4 million, and $1.7 million, respectively, for the years 2006, 2005, and 2004.

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of December 31, 2006, approximately $49.2 million of the $67.0 million has been contributed to the Company to fund contingent note payments. The lenders under the Company’s New Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

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

In October 2004, AmeriPath purchased 700,000 shares of Series A Preferred Stock of Molecular Profiling Institute, Inc., or MPI, for $350,000. In April 2005, the Company purchased 300,000 shares of Series A Preferred Stock MPI for $150,000. In October 2005, AmeriPath purchased 1,000,000 shares of Series B Preferred Stock MPI for $2,500,000. Jeffrey A. Mossler, M.D., one of our executive officers and a member of our board of directors, is entitled to receive 200,000 shares of common stock of MPI under MPI’s restricted stock plan, or approximately 4% of MPI’s outstanding common stock, as consideration for past services in the development of MPI. As of December 31, 2006, we owned a 8.5% fully diluted interest in MPI. In September 2006, AmeriPath entered into a letter of intent which contemplated its acquisition of MPI. No definitive agreement with respect to such acquisition has been entered into at this time.

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

In January 2006, in connection with the acquisition of Specialty, WCAS IX and its co-investors, including Paul B. Queally, Sean M. Traynor and other individuals affiliated with WCAS IX along with Raymond A. Ranelli, C. Arnold Renschler and Brett P. Brodnax, which we refer to as the investor group led by WCAS IX and certain former stockholders of Specialty, including the Specialty Family Limited Partnership and other entities and individuals affiliated with one of the Company’s directors, Dr. James B. Peter, which we collectively refer to as the continuing Specialty stockholders, entered into agreements with Group Holdings as described below.

Pursuant to an amended and restated subscription, merger and exchange agreement, in connection with the acquisition of Specialty, the investor group led by WCAS contributed all of their shares of common stock of AmeriPath Holdings in exchange for an equal number of shares of common stock of Group Holdings. Additionally, WCAS and certain of our other investors purchased additional shares of Group Holdings common stock for an aggregate purchase price of approximately $46.1 million in cash, or $6.00 per share. The continuing Specialty stockholders contributed shares of Specialty common stock to Group Holdings in exchange for shares of Group Holdings common stock at the same price per share (with such Specialty shares being valued at approximately $119.6 million in the aggregate). Also pursuant to the amended and restated subscription, merger and exchange agreement, AmeriPath Holdings was merged with and into Aqua Acquisition Corp, a new wholly owned subsidiary of Group Holdings, with AmeriPath Holdings continuing as the surviving corporation and as a wholly owned subsidiary of Group Holdings. Upon consummation of the merger of Aqua Acquisition Corp. with and into AmeriPath Holdings, all of the shares of AmeriPath Holdings common stock contributed to Group Holdings were cancelled without payment of any merger consideration. Each of the former stockholders of AmeriPath Holdings who were not party to the amended and restated subscription, merger and exchange agreement, became entitled to receive as merger consideration one share of Group Holdings common stock for each share of AmeriPath Holdings common stock that such stockholder held.

The investors group led by WCAS and the continuing Specialty stockholders entered into a stockholders agreement and registration rights agreement with Group Holdings. The stockholders agreement contains certain restrictions on the transfer of Group Holdings common stock and provides certain stockholders with certain preemptive and information rights. Additionally, the continuing Specialty stockholders, acting as a group, are entitled to appoint one of the directors of Group Holdings so long as they continue to hold a minimum number of shares of Group Holdings common stock. Pursuant to the registration rights agreement, Group Holdings granted certain of our investors rights to require Group Holdings to register shares of its common stock under the Securities Act.

A fee of $459,000 was paid to an affiliate of WCAS IX in connection with the acquisition of Specialty and we reimbursed WCAS IX and its affiliates for their out-of-pocket expenses in connection with the acquisition of Specialty.

In October 2006, WCAS IX and its co-investors, including Paul B. Queally, Sean M. Traynor and other individuals affiliated with WCAS IX along with Raymond A. Ranelli purchased shares of Group Holdings common stock for an aggregate purchase price of approximately $25.0 million in cash, or $6.00 per share.

We have entered into employment agreements with many of our named executive officers. Additionally, many of our employees, including many of our named executive officers, have been granted options to purchase shares of common stock of Group Holdings under its 2006 Stock Option and Restricted Stock Purchase Plan.

In connection with the acquisition of Specialty, AmeriPath entered into a consulting agreement with James B. Peter, M.D., Ph.D., a member of our board of directors. Pursuant to the terms of the consulting agreement, Dr. Peter agreed to make himself available for agreed upon projects as requested by us and consistent with his status and seniority. In exchange for his services, Dr. Peter is entitled to annual compensation of $225,000. The term of the consulting agreement is for three years. The consulting agreement with Dr. Peter also provides that if he is terminated without cause, or if he terminates the consulting relationship for certain enumerated good reasons, then Dr. Peter will be entitled to his annual payments plus other benefits provided under the consulting agreement for the remainder of the term of the agreement.

In connection with the acquisition of Specialty, AmeriPath also assumed Specialty’s obligation to provide Dr. Peter, for the remainder of his life, and his wife, for the remainder of her life, coverage, at AmeriPath’s expense, for dental, eye and health care to the same extent that coverage is provided to our actively employed senior executives.

Dr. Peter has immediate family members employed by Specialty. Specifically, James Estes, Specialty’s Vice President of Laboratory Information Systems, is the son-in-law of James B. Peter, M.D., Ph.D. Mr. Estes has been employed by Specialty since 1994, and his compensation was established and updated by Specialty in accordance with its standard employment and compensation policies and procedures applicable to employees with equivalent qualifications and responsibilities, and who hold similar positions within Specialty.

Note 19. Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005, and 2004, consists of the following:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Current:
Federal	$6,551	$3,947	$1,011
State	2,881	1,926	1,607

Total current provision (benefit)	9,432	5,873	2,618

Deferred:
Federal	1,680	3,148	(1,136)
State	229	334	(121)

Total deferred (benefit) provision	1,909	3,482	(1,257)

Total provision for income taxes	$11,341	$9,355	$1,361

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	3.7	3.7
Change in state law and other non-deductible items	6.2	—	—
Change in valuation allowance	5.9	9.8	—
Non-deductible items, primarily amortization of goodwill	—	—	1.2
Meals & entertainment and other non-deductibles	—	—	7.4

	51.9%	48.5%	47.3%

Our effective income tax rate increased to approximately 51.9% for the year ended December 31, 2006. This increase from prior years is attributable to the recent changes in Ohio and Texas income and franchise tax laws, and state income tax valuation allowance related to net operating losses.

The following is a summary of the Company’s deferred tax assets, net and deferred tax liabilities, net as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax assets (short term):
Allowance for doubtful accounts	$12,869	$10,164
Accrued liabilities	3,115	1,113

Deferred tax assets (short term)	15,984	11,277

Deferred tax liabilities (short term):
481(a) adjustment and other	(911)	(368)

Deferred tax liabilities (short term)	(911)	(368)

Net short term deferred tax assets	15,073	10,909

Deferred tax assets (long-term):
Net operating loss and capital loss	39,008	15,744
Self insurance	4,192	5,366
Other	1,778	4,159

Deferred tax assets (long-term)	44,978	25,269
Less: valuation allowance	(32,505)	(9,620)

Net deferred tax assets (long-term)	12,473	15,649

Deferred tax liabilities (long-term):
Change from cash to accrual basis of accounting by the acquisitions	(72)	—
Intangible assets acquired	(44,951)	(27,651)
Property and equipment	(3,037)	(2,314)
Other	—	(2,636)

Deferred tax liabilities (long-term)	(48,060)	(32,601)

Net long-term deferred tax liability	(35,587)	(16,952)

Other long-term deferred tax asset	506	—
Net deferred tax liabilities	$(20,008)	$(6,043)

In addition, future tax benefits, such as from federal net operating loss (“NOL”) and state net operating loss (“SNOL”) carryforwards and capital carryforwards, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. A valuation allowance has been established for $32.5 million of net deferred tax assets at December 31, 2006 due to the uncertainty regarding the Company’s ability to utilize the NOLs and SNOLs and incurred capital loss due to Internal Revenue Code (“IRC”) and state limitations.

The following is a summary of the Company’s NOLs and SNOLs, tax effected, as of December 31, 2006:

Name of Company	Year of Loss	Loss		Expiration
AmeriPath, Inc. (fka APR) – NOL	12/31/95	$644		12/31/07
AmeriPath, Inc. (fka APR) – NOL	12/31/96	681		12/31/08
AmeriPath, Inc. (fka APR) – NOL	12/31/97	2,346		12/31/09
AmeriPath, Inc. (fka APR) – NOL	04/30/98	721		12/31/15

Subtotal AmeriPath, Inc. (FKA APR) – NOL			$4,392
AmeriPath, Inc. (fka DPMS, LLC) – NOL	11/30/00		971	11/30/20
AmeriPath, Inc. (fka PathSource) – NOL	12/31/98	163		12/31/18
AmeriPath, Inc. (fka PathSource) – NOL	12/31/99	17		12/31/19
AmeriPath, Inc. (fka PathSource) – NOL	06/30/00	2		06/30/20

Subtotal AmeriPath, Inc. (fka PathSource) – NOL			182	11/30/20
AmeriPath, Inc. – SNOL	12/31/03	1,324		12/31/18 to 12/31/23
AmeriPath, Inc. – SNOL	12/31/04	1,818		12/31/19 to 12/31/24
AmeriPath, Inc. – SNOL	12/31/05	823		12/31/20 to 12/31/25
AmeriPath, Inc. – SNOL	12/31/06	1,124		12/31/21 to 12/31/26

Subtotal – AmeriPath, Inc.			5,089
AmeriPath Consulting Pathology Services, PA – NOL	12/31/05		28	12/31/25
AmeriPath Holdings, Inc. – NOL	12/31/04		2,725	12/31/24
AmeriPath Institute of Urological Pathology, PC – NOL	12/31/04		234	12/31/24
AmeriPath Milwaukee, SC – NOL	12/31/06		5	12/31/26
AmeriPath Texas, LP – NOL	09/30/98		133	09/30/18
Colorado Pathology Consultants, PC – NOL	12/31/05		82	12/31/25
Consultants Pathologists of Pennyslvania, PC – NOL	12/31/05		22	12/31/25
Diagnostic Pathology Services, PC – NOL	12/31/04	86		12/31/24
Diagnostic Pathology Services, PC – NOL	12/31/05	1,231		12/31/25
Diagnostic Pathology Services, PC – NOL	12/31/06	367		12/31/26

Subtotal Diagnostic Pathology Services, PC – NOL			1,684
Institute for Dermatopathology, PC – NOL	12/31/04	170		12/31/24
Institute for Dermatopathology, PC – NOL	12/31/05	43		12/31/25
Institute for Dermatopathology, PC – NOL	12/31/06	37		12/31/26

Subtotal Institute for Dermatopathology, PC – NOL			250
Jeffrey R. Light, M.D., Inc. – NOL	12/31/02	36		12/31/22
Jeffrey R. Light, M.D., Inc. – NOL	12/31/03	221		12/31/23
Jeffrey R. Light, M.D., Inc. – NOL	12/31/04	1		12/31/24

Subtotal Jeffrey R. Light, M.D., Inc. – NOL			258
Specialty Laboratories, Inc. – NOL	12/31/03	5,004		12/31/23
Specialty Laboratories, Inc. – NOL	12/31/04	6,315		12/31/24
Specialty Laboratories, Inc. – NOL	12/31/05	1,153		12/31/25
Specialty Laboratories, Inc. – NOL	01/31/06	4,222		01/31/26
Specialty Laboratories, Inc. – SNOL	12/31/03	1,045		12/31/08 to 12/31/23
Specialty Laboratories, Inc. – SNOL	12/31/04	1,319		12/31/09 to 12/31/24
Specialty Laboratories, Inc. – SNOL	12/31/05	241		12/31/10 to 12/31/25
Specialty Laboratories, Inc. – SNOL	01/31/06	882		01/31/11 to 01/31/26

Subtotal Specialty Laboratories, Inc. – NOL and SNOL			20,181
Tulsa Diagnostics, PC – NOL	12/31/04	10		12/31/24
Tulsa Diagnostics, PC – NOL	12/31/05	393		12/31/25
Tulsa Diagnostics, PC – NOL	12/31/06	64		12/31/26

Subtotal Tulsa Diagnostics, PC – NOL			467

Various Companies – SNOL			364	12/31/10 to 12/31/26

Total federal and state net operating losses			$37,067

In January 2006, the Company acquired Specialty Laboratories, Inc. with approximately $20.2 million of combined NOL and SNOL. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on a statutory rate of return (the “adjusted federal long term rate”, as defined in the IRC) and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. The Company has determined the Specialty NOLs will be subject to a $5.1 million IRC 382 annual limitation. The Company has established a valuation allowance of approximately $20.2 million related to the acquired NOL and SNOL. The Company can reduce goodwill by up to approximately $20.2 million if all of the NOLs and SNOLs are fully utilized within the allowable federal and state statutory loss periods.

In July 2006, the FASB issued FASB Interpretation No. 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. This interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.

The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect, if any, of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated financial position, results of operations and effective tax rate.

Note 20. Supplemental Cash Flow Information

The following supplemental information presents the non-cash impact on the balance sheet of assets acquired and liabilities assumed in connection with acquisitions consummated during the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Assets acquired	$396,304	$—	$49,404
Liabilities assumed	(45,960)	—	(471)
Common stock issued by parent company	(119,581)	—	(10,000)

Cash paid for acquisitions	230,763	—	38,933
Less cash acquired	(41,066)	—	(472)

Net cash paid for acquisitions	189,697	—	38,461
Costs related to completed and pending acquisitions	6,949	—	—

Cash paid for acquisitions and acquisition costs, net of cash acquired	$196,646	$—	$38,461

Note 21. Segment Reporting

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

Note 22. Internally Developed Computer Software Costs

During 2006 and 2005, the Company capitalized approximately $6.0 million and $3.9 million, respectively, of payroll and benefit related costs pertaining to the capitalization of internally developed software costs. Projects being undertaken, among others, are the development of a standardized lab information reporting and billing system, the creation of software interfaces and various online reports, and the development of a new online job applicant tracking system. These costs are being incurred during the application development stage and are capitalized in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These unamortized costs are included in property and equipment, net, on the consolidated balance sheets and were $10.1 million and $6.1 million as of December 31, 2006 and 2005, respectively. The unamortized costs are being amortized over a three-year period once they are placed into service. There was $0.7 million, $0.3 million, and $0.1 million of amortization expense in 2006, 2005, and 2004, respectively.

Note 23. Subsequent Events

On February 12, 2007 the Company announced that AmeriPath Intermediate Holdings, Inc. (“Intermediate”), the newly formed direct subsidiary of AmeriPath Holdings Inc. and direct parent of AmeriPath, commenced an offering of $125.0 million aggregate principal amount of Senior Unsecured Floating Rate PIK Toggle Notes due 2014 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The issuer of the notes, Holdings, is a holding company that was formed in connection with this related offering and has no operations or assets other than the ownership of all the capital stock of AmeriPath. The net proceeds from the offering have been paid to Intermediate and are expected to be paid to the Company in a dividend. The net proceeds are expected to be used to repay the amount outstanding under AmeriPath’s revolving loan facility and for general corporate purposes, including consummating various contemplated acquisitions. The notes were issued at a discount of 1.0% and interest on the notes will be payable on February 15 and

August 15 of each year, commencing on August 15, 2007. Cash interest on the notes will bear interest at a rate per annum equal to six-month LIBOR plus 5.25%. PIK interest will accrue at a rate per annum equal to six-month LIBOR plus 6.00%. For an interest period prior to February 15, 2012, we may elect to pay interest on the notes entirely in cash, by entirely increasing the principal amount of the notes or by paying 50% as cash interest and 50% by increasing the principal amount of the notes.

Note 24. Guarantor Subsidiaries

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

The following tables present consolidating financial information at December 31, 2006, for the year ended December 31, 2005, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

December 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$26	$(756)	$912	$—	$182
Restricted cash	—	30,906	—	—	30,906
Accounts receivable, net	(1,154)	113,210	25,891	—	137,947
Inventories	234	5,976	216	—	6,426
Other current assets	2,367	19,326	3,590	—	25,283

Total current assets	1,473	168,662	30,609	—	200,744
Property & Equipment, net	49,640	63,199	1,791	—	114,630
Goodwill, net	—	695,210	151,265	—	846,475
Other identifiable intangibles, net	41,750	140,540	33,287	—	215,577
Investment in subsidiaries	1,132,260	—	—	(1,132,260)	—
Other assets	17,630	13,543	2,502	—	33,675

Total assets	$1,242,753	$1,081,154	$219,454	$1,132,260	$1,411,101

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable and accrued expenses	$26,108	$67,381	$6,170	$—	$99,659
Current portion of long-term debt	2,035	55	—	—	2,090
Other current liabilities	908	377	—	—	1,285

Total Current Liabilities	29,051	67,813	6,170	—	103,034
Long-term debt	622,139	30	—	—	622,169
Other liabilities	16,237	27,314	420	—	43,971
Deferred tax liabilities, net	1,092	43,697	(9,202)	—	35,587

Total long-term liabilities	639,468	71,041	(8,782)	—	701,727
Intercompany payable (receivable)	(32,106)	(10,200)	42,306	—	—
Stockholder’s Equity:				—
Common stock	1	—	—	—	1
Additional paid-in capital	580,523	—	—	—	580,523
Retained earnings (deficit)	25,816	952,500	179,760	(1,132,260)	25,816

Total stockholder’s equity	606,340	952,500	179,760	(1,132,260)	606,340

Total liabilities and stockholder’s equity	$1,242,753	$1,081,154	$219,454	$(1,132,260)	$1,411,101

December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,325	$673	—	$3,998
Restricted cash	—	26,684	—	—	26,684
Accounts receivable, net	450	64,421	20,097	—	84,968
Inventories	262	1,950	115	—	2,327
Other current assets	538	13,027	2,307	—	15,872

Total current assets	1,250	109,407	23,192	—	133,849
Property & Equipment, net	16,255	31,135	1,806	—	49,196
Goodwill	—	472,054	136,106	—	608,160
Other identifiable intangibles, net	16,937	116,791	32,150	—	165,878
Investment in subsidiaries	1,087,002	—	—	(1,087,002)	—
Other assets	18,726	6,585	1,755	—	27,066

Total assets	$1,140,170	$735,972	$195,009	$1,087,002	$984,149

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$22,356	$41,698	$5,708	$—	$69,762
Current portion of long-term debt	255	99	—	—	354

Total current liabilities	22,611	41,797	5,708	—	70,116
Long-term debt	479,056	80	—	—	479,136
Other liabilities	6,223	26,005	1,000	—	33,228
Deferred tax liabilities, net	536	20,926	(4,510)	—	16,952

Total long-term liabilities	485,815	47,011	(3,510)	—	529,316
Intercompany payable (receivable)	247,027	(260,078)	13,051	—	—
Stockholder’s equity:
Common stock	1	—	—	—	1
Additional paid-in capital	369,427	—	—	—	369,427
Retained earnings (deficit)	15,289	907,242	179,760	(1,087,002)	15,289

Total stockholder’s equity	384,717	907,242	179,760	(1,087,002)	384,717

Total liabilities and stockholder’s equity	$1,140,170	$735,972	$195,009	$(1,087,002)	$984,149

Condensed Consolidating Income Statements:

For the Year-ended December 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$618,558	$133,763	$—	$752,321
Cost of services	—	370,928	47,154	—	418,082
Selling, general and administrative expenses	10,801	209,039	19,331	—	239,171
Amortization expense		11,614	1,513	—	13,127
Merger-related charges	2,064	—	—	—	2,064

Total operating costs and expense	12,865	591,581	67,998	—	672,444

(Loss) income from operations	(12,865)	26,977	65,765	—	79,877

Other income (expense)
Interest expense	(57,420)	(12)	—	—	(57,432)
Management fee (A)	—	65,767	(65,767)	—	—
Change in value of derivative	1,295	—	—	—	1,295
Write-off of deferred financing costs	(3,388)	—	—	—	(3,388)
Other, net	233	1,281	2	—	1,516

Total other expenses	(59,280)	67,036	(65,765)	—	(58,009)

(Loss) income before income taxes	(72,145)	94,013	—	—	21,868
Benefit (provision) for income taxes	37,414	(48,755)	—	—	(11,341)
Equity earnings from subsidiaries	45,258	—	—	(45,258)	—

Net income (loss)	$10,527	$45,258	$—	$(45,258)	$10,527

For the Year-ended December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$437,010	$126,607	$—	$563,617
Cost of services	—	250,693	48,239	—	298,932
Selling, general and administrative expenses	5,834	157,122	21,330	—	184,286
Amortization expense	—	12,290	1,295	—	13,585
Merger-related charges	—	883	—	—	883

Total operating costs and expense	5,834	420,988	70,864	—	497,686

(Loss) income from operations	(5,834)	16,022	55,743	—	65,931

Other income (expense)
Interest expense	(46,374)	(153)	—	—	(46,527)
Management fee (A)	—	55,743	(55,743)	—	—
Change in value of derivative	(280)	—	—	—	(280)
Write-off of deferred financing costs	(468)	—	—	—	(468)
Other, net	4	616	—	—	620

Total other expenses	(47,118)	56,206	(55,743)	—	(46,655)

(Loss) income before income taxes	(52,952)	72,228	—	—	19,276
Benefit (provision) for income taxes	22,015	(31,370)	—	—	(9,355)
Equity earnings from subsidiaries	40,858	—	—	(40,858)	—

Net income (loss)	$9,921	$40,858	$—	$(40,858)	$9,921

For the Year-ended December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$392,868	$114,403	$—	$507,271
Cost of services	—	227,095	43,864	—	270,959
Selling, general and administrative expenses	7,936	144,400	19,815	—	172,151
Amortization expense	—	12,481	1,280	—	13,761
Merger-related charges	—	25	586	—	611

Total operating costs and expense	7,936	384,001	65,545	—	457,482

(Loss) income from operations	(7,936)	8,867	48,858	—	49,789
Other income (expense)
Interest expense	(41,895)	(241)	—	—	(42,136)
Management fee (A)	—	48,822	(48,822)	—	—
Change in value of derivative	(1,015)	—	—	—	(1,015)
Write-off of deferred financing costs	(3,829)	—	—	—	(3,829)
Other, net	(205)	307	(36)	—	66

Total other expenses	(46,944)	48,888	(48,858)	—	(46,914)

(Loss) income before income taxes	(54,880)	57,755	—	—	2,875
Benefit (provision) for income taxes	22,280	(23,641)	—	—	(1,361)
Equity earnings from subsidiaries	34,114	—	—	(34,114)	—

Net income (loss)	$1,514	$34,114	$—	$(34,114)	$1,514

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the Year-ended December 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$10,527	$45,258	$—	$(45,258)	$10,527
Adjustments to reconcile net income (loss) to cash provided by operating activities	8,526	103,576	15,458	—	127,560
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(46,167)	(93,413)	(13,141)	45,258	(107,463)

Net cash provided by operating activities	(27,114)	55,421	2,317	—	30,624
Cash flows used for investing activities	(203,562)	(41,313)	(17,797)	—	(262,672)
Cash flows provided by (used in) financing activities	230,702	(2,470)	—	—	228,232

Decrease in cash equivalents	26	11,638	(15,480)	—	(3,816)
Cash and cash equivalents, beginning of period	—	3,325	673	—	3,998

Cash and cash equivalents, end of period	$26	$14,963	$(14,807)	$—	$182

For the Year-ended December 31, 2005	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$9,921	$40,858	$—	$(40,858)	$9,921
Adjustments to reconcile net income (loss) to cash provided by operating activities	6,063	82,800	15,117	—	103,980
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(2,561)	(101,959)	(12,087)	40,858	(75,749)

Net cash provided by operating activities	13,423	21,699	3,030	—	38,152
Cash flows used for investing activities	(14,506)	(34,410)	(3,824)	—	(52,740)
Cash flows provided by (used in) financing activities	1,083	(3,477)	—	—	(2,394)

Decrease in cash equivalents	—	(16,188)	(794)	—	(16,982)
Cash and cash equivalents, beginning of period	—	19,513	1,467	—	20,980

Cash and cash equivalents, end of period	$—	$3,325	$673	$—	$3,998

For the Year-ended December 31, 2004	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$1,514	$34,114	$—	$(34,114)	$1,514
Adjustments to reconcile net income (loss) to cash provided by operating activities	8,555	77,469	17,202	—	103,226
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(18,532)	(55,310)	(10,974)	34,114	(50,702)

Net cash provided by operating activities	(8,463)	56,273	6,228	—	54,038
Cash flows used for investing activities	(4,721)	(60,442)	(5,645)	—	(70,808)
Cash flows provided by (used in) financing activities	13,184	1,030	—	—	14,214

Decrease in cash equivalents	—	(3,139)	583	—	(2,556)
Cash and cash equivalents, beginning of period	—	22,652	884	—	23,536

Cash and cash equivalents, end of period	$—	$19,513	$1,467	$—	$20,980

Note 25. Quarterly Results of Operations (unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2006 and 2005. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or for the full year.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	2006 Calendar Quarters				2005 Calendar Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net patient service revenue	$167,781	$188,491	$188,433	$194,336	$128,525	$138,621	$139,868	$139,444
Management service revenue	3,155	3,201	3,279	3,645	5,355	5,013	3,684	3,107

Net revenues	170,936	191,692	191,712	197,981	133,880	143,634	143,552	142,551

Operating costs and expenses:
Cost of services	96,926	107,940	108,308	104,908	73,500	74,276	76,795	74,361
Selling, general and administrative expenses	35,751	38,994	38,397	41,093	25,190	27,162	27,347	30,821
Provision for doubtful accounts	19,840	18,972	17,516	28,608	17,636	18,804	18,017	19,309
Amortization expense	3,855	2,900	2,950	3,422	3,305	3,474	3,416	3,390
Merger-related charges	586	1,198	175	105	—	—	—	—
(Gain) loss on sale of practices and asset impairment (1)	—	—	—	—	(454)	—	1,337	—

Total	156,958	170,004	167,346	178,136	119,177	123,716	126,912	127,881

Income from operations	13,978	21,688	24,366	19,845	14,703	19,918	16,640	14,670
Interest expense	(13,102)	(14,902)	(14,889)	(14,539)	(11,228)	(11,707)	(11,588)	(12,004)
Other income (expense), net	338	559	701	(82)	104	180	122	214
Write-off of deferred financing costs (2)	(3,360)	—	(19)	(9)	—	(345)	(123)	—
Change in value of derivative (3)	293	453	549	—	(620)	329	(221)	232

Income (loss) before income taxes	(1,853)	7,798	10,708	5,215	2,959	8,375	4,830	3,112
Provision for income taxes (4)	(237)	(2,580)	(4,998)	(3,526)	(1,200)	(3,315)	(1,923)	(2,917)

Net income (loss)	$(2,090)	$5,218	$5,710	$1,689	$1,759	$5,060	$2,907	$195

(1)

In the first quarter of 2005, the Company sold a managed practice in Los Gatos, California resulting in a gain of approximately $0.4 million. In third quarter of 2005, the Company sold its managed practice in Memphis, Tennessee. As a result of the sale, the Company recognized a loss of approximately $1.3 million.

(2)

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

(3)

In 2004, the Company entered into an interest rate swap agreement. The charges in the quarters are amounts related to the fair market value adjustments of the derivative instrument. On October 2, 2006, the Company terminated the agreement.

(4)	In the fourth quarter of 2005, the Company recognized a provision for income taxes related to valuation allowances of state net operating losses.

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Palm Beach Gardens, Florida, on March 29, 2007

AMERIPATH, INC.

/s/ Donald E. Steen
Donald E. Steen,
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Donald E. Steen Donald E. Steen	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2007

/s/ David L. Redmond David L. Redmond	President, Chief Financial Officer, Secretary (Principal Financial Officer and Accounting Officer)	March 29, 2007

/s/ Clay J. Cockerell, M.D. Clay J. Cockerell, M.D.	Director	March 29, 2007

/s/ Jeffrey A. Mossler, M.D. Jeffrey A. Mossler, M.D.	Director	March 29, 2007

/s/ James B. Peter, M.D., Ph.D James B. Peter, M.D., Ph.D	Director	March 29, 2007

/s/ Paul B. Queally Paul B. Queally	Director	March 29, 2007

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	March 29, 2007

/s/ C. Arnold Renschler, M.D. C. Arnold Renschler, M.D.	Director	March 29, 2007

/s/ Sean M. Traynor Sean M. Traynor	Director	March 29, 2007

/s/ Brett P. Brodnax Brett P. Brodnax	Director	March 29, 2007

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among AmeriPath, Inc., AMP Merger Corp., and Pathology Consultants of America, Inc. (d/b/a Inform DX), dated as of November 7, 2000 (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Annual Report on Form 10-K for the year ended December 31, 2000, dated April 2, 2001)

2.2	Agreement and Plan of Merger, dated as of December 8, 2002, by and between AmeriPath, Inc., AmeriPath Holdings, Inc. (f/k/a Amy Holding Company) and Amy Acquisition Corp. (incorporated by reference to Exhibit 2.1 filed by AmeriPath with its Current Report on Form 8-K dated December 9, 2002)

2.3	Agreement and Plan of Merger dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

2.4	Amendment No. 1, dated as of January 3, 2006, to the Agreement and Plan of Merger, dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath, Inc., a Delaware corporation, Specialty Laboratories, Inc., a California corporation, and Silver Acquisition Corp., a California corporation. (incorporated by reference to Exhibit 2.1 filed with AmeriPath’s Current Report on Form 8-K on January 3, 2006)

3.1	AmeriPath, Inc.’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

3.2	AmeriPath, Inc.’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 filed by AmeriPath with its registration statement on Form S-4 on April 30, 2003)

4.1	Indenture with respect to the 10.50% Senior Subordinated Notes due 2013 between AmeriPath, Inc., AmeriPath Holdings, Inc., the Subsidiary Guarantors listed on the signature pages thereto and U.S. Bank, National Association as Trustee, dated March 27, 2003 (incorporated by reference to Exhibit 4.1 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.2	Form of 10.50% Senior Subordinated Notes due 2013 (incorporated by reference to Exhibit 4.2 filed with AmeriPath’s registration statement on Form S-4 on April 30, 2003)

4.3	Registration Rights Agreement among AmeriPath, Inc., each of the Subsidiary Guarantors listed thereto, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc. and Wachovia Securities, Inc., dated February 11, 2004 (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.1	Amended and Restated Purchase Agreement among AmeriPath, Credit Suisse First Boston LLC, Citigroup Global Markets Inc., Deutsche Bank Securities, Inc., and Wachovia Capital Markets, LLC. dated February 11, 2004 (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s registration statement on Form S-4 on April 14, 2004)

10.2	Credit Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., the lenders party thereto from time to time, Wachovia Bank, National Association, as Administrative Agent and Collateral Agent, Citigroup Global Markets, Inc., as Syndication Agent, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Documentation Agents, and Wachovia Capital Markets, LLC and Citigroup Global Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.2.1	Incremental Facility Amendment to Credit Agreement dated as of September 27, 2006 among AmeriPath, Inc., AmeriPath Holdings, Inc. the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent

10.2.2	Amendment #2 to Credit Agreement dated as of February 12, 2007 among AmeriPath, Inc., AmeriPath Holdings, Inc. the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on February 15, 2007

10.3	Guarantee and Collateral Agreement, dated as of January 31, 2006, among AmeriPath Holdings, Inc., AmeriPath, Inc., subsidiaries of AmeriPath, Inc. identified therein and Wachovia Bank, National Association, as Collateral Agent. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on February 3, 2006)

10.4	Subscription, Merger and Exchange Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation, AmeriPath Group Holdings, Inc., a Delaware corporation, Aqua Acquisition Corp., a Delaware corporation, the stockholders of AmeriPath Holdings, Inc. listed therein and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.5	Voting Agreement dated as of September 29, 2005, among AmeriPath Holdings, Inc., a Delaware corporation and the stockholders of Specialty Laboratories, Inc. listed therein. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Current Report on Form 8-K on October 4, 2005)

10.6	Employment Agreement dated April 1, 2006 by and between AmeriPath and Donald E. Steen (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.7	Employment Agreement dated June 1, 2006 by and between AmeriPath and David L. Redmond (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, filed on August 14, 2006)

10.8	Employment Agreement dated April 25, 2003 by and between AmeriPath and Jeffrey A. Mossler, M.D. (incorporated by reference to Exhibit 10.1 filed with AmeriPath’s Annual Reports on From 10-K for the period ended December 31, 2004, dated and filed March 18, 2005)

10.8.1	Amendment to Employment Agreement dated January 1, 2007 by and between AmeriPath and Jeffrey A. Mossler, M.D.

10.9	Employment Agreement dated November 13, 2006 by and between AmeriPath and Philip A. Spencer

10.10	Employment Agreement dated April 1, 2005 by and between AmeriPath and R. Keith Laughman. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

10.11	Lease dated June 22, 2004 between AmeriPath and 7111 Fairway, L.L.C. (incorporated by reference to Exhibit 10.2 filed with AmeriPath’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, dated and filed on November 12, 2004)

21.1	Subsidiaries of AmeriPath

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002