Form 10-Q
period 2007-03-31
AMERIPATH INC
filed 2007-05-15
CIK 1027532

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of common stock of the registrant outstanding as of May 15, 2007 was 100.

AMERIPATH, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,2007	December 31,2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$182
Restricted cash	29,601	30,906
Accounts receivable, net	153,279	137,947
Inventories	7,175	6,426
Deferred tax assets, net	15,317	15,073
Other current assets	10,989	10,210

Total current assets	216,361	200,744

PROPERTY AND EQUIPMENT, NET	122,240	114,630

OTHER ASSETS:
Goodwill	851,031	846,475
Identifiable intangibles, net	213,062	215,577
Other	34,540	33,675

Total other assets	1,098,633	1,095,727

TOTAL ASSETS	$1,437,234	$1,411,101

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$78,881	$89,310
Accrued interest	21,111	10,349
Current portion of long-term debt	2,087	2,090
Other current liabilities	1,161	1,285

Total current liabilities	103,240	103,034

LONG -TERM LIABILITIES:
Long-term debt	623,447	622,169
Other liabilities	45,028	43,971
Deferred tax liabilities, net	35,587	35,587

Total long-term liabilities	704,062	701,727

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY:
Common stock, $.01 par value, 100 shares issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in capital	603,899	580,523
Retained earnings	26,032	25,816

Total stockholder’s equity	629,932	606,340

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,437,234	$1,411,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
NET REVENUES:
Total net revenues	$200,694	$170,936

OPERATING COSTS AND EXPENSES:
Cost of services	117,005	96,926
Selling, general and administrative expenses	46,635	35,751
Provision for doubtful accounts	19,358	19,840
Amortization expense	2,515	3,264
Merger-related charges	109	586

Total operating costs and expenses	185,622	156,367

INCOME FROM OPERATIONS	15,072	14,569

OTHER INCOME (EXPENSES):
Interest expense	(15,043)	(13,693)
Change in value of derivative	—	293
Write-off of deferred financing costs	—	(3,360)
Other income, net	393	338

Total other expenses, net	(14,650)	(16,422)

INCOME (LOSS) BEFORE INCOME TAXES	422	(1,853)
PROVISION FOR INCOME TAXES	203	237

NET INCOME (LOSS)	$219	$(2,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$219	$(2,090)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	6,391	4,687
Amortization	2,515	3,264
Loss on disposal of assets	3	68
Deferred income taxes	(244)	—
Provision for doubtful accounts	19,358	19,840
Write-off of deferred financing costs	—	3,360
Change in value of derivative	—	(293)
Non-cash stock option expense	1,157	143
Changes in assets and liabilities (net of effect of acquisitions)
Increase in accounts receivable	(34,690)	(28,709)
Increase in inventories	(749)	(121)
(Decrease) increase in other current assets	(780)	2,827
Increase in accrued interest	10,762	10,676
Increase in other assets	(865)	(5,340)
Decrease in accounts payable and accrued expenses	(12,672)	(7,918)

Net cash (used in) provided by operating activities	(9,595)	394

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(14,004)	(13,475)
Cash paid for acquisitions and related costs, net of cash acquired	—	(168,618)
Decrease (increase) in restricted cash	1,305	(145)
Payments of contingent notes	(1,380)	(2,889)

Net cash used in investing activities	(14,079)	(185,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	(5,013)
Net payments borrowings on long term debt and capital leases	(16)	(266)
Proceeds from new term loan facility, net of payments	(509)	203,500
Payments on former term loan facility	—	(99,049)
Proceeds from new revolving debt facility, net of payments	1,800	57,000
Payments on former revolving debt facility	—	(30,000)
Proceeds from release of contingent note fund	—	14,390
Contingent note proceeds	1,217	2,746
Equity investment by parent	—	46,075
Proceeds from Intermediate Holdings, Inc	21,000	—

Net cash provided by financing activities	23,492	189,383

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182)	4,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182	3,998

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$8,648

SUPPLEMENTAL NON-CASH TRANSACTIONS
Issuance of AmeriPath Group Holdings, Inc. equity in relation to Specialty Laboratories, Inc. acquisition	$—	$119,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during period for interest	$3,709	$2,425
Cash paid during period for taxes	$1,311	$512

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

The accompanying unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission (“SEC”) on March 29, 2007.

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

In addition, Holdings issued to WCAS Capital Partners III, L.P., an investment fund affiliated with WCAS, $67.0 million in principal amount of Holdings’ senior subordinated notes and an agreed-upon number of shares of its common stock, for an aggregate purchase price of $67.0 million. The proceeds from this transaction were deposited into a Holdings company cash collateral account, which cash, subject to some exceptions, will be contributed to the Company from time to time to fund up to $67.0 million of future payments under the Company’s contingent notes relating to acquisitions consummated prior to the March 2003 Transaction. As of March 31, 2007 of the $67.0 million contributed to the Company, approximately $50.6 million has been contributed to the Company to fund contingent note payments and approximately $14.4 million was contributed to the Company to help fund the Specialty Laboratories, Inc. (“Specialty”) acquisition in January 2006. The lenders under the Company’s Credit Facility have a first-priority security interest in all funds held in such cash collateral account.

On April 15, 2007, AmeriPath’s ultimate parent, Group Holdings, Inc., a Delaware corporation, signed a definitive agreement to be acquired by Quest Diagnostics Incorporated, a Delaware corporation, in an all cash transaction valued at approximately $2 billion, including approximately $770 million in anticipated debt at closing. The consummation of the merger is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the transaction to be completed during the second quarter of 2007.

Note 3—Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings, SFAS 157 is effective as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 in the first quarter of 2007, as required. The cumulative effect of adopting FIN 48 did not have a significant impact on the Company’s consolidated financial position, results of operations or effective tax rate.

Note 4. Mergers and Acquisitions

During the first quarter of 2007, the Company did not acquire any new practices.

On January 31, 2006, the Company completed its acquisition of Specialty, an esoteric lab in Valencia, California in a transaction valued at approximately $334.0 million. In connection with the acquisition, the Company formed a new parent entity, AmeriPath Group Holdings (“Group Holdings”). Subsequent to the transaction Group Holdings is the new parent of Holdings, which remains the parent of AmeriPath. Under the terms of the merger agreement, the Company acquired all common shares of Specialty common stock outstanding at closing for $13.25 per common share, or $317.4 million. The Company financed the acquisition through a combination of cash on hand, contribution of shares by Specialty’s majority shareholder, additional cash equity of $46.1 million from AmeriPath’s majority stockholder, WCAS, the release of certain contingent note funds of $14.4 million from Holdings, and borrowings under AmeriPath’s new senior credit facility (the “New Credit Facility”). The Company paid $197.8 million in cash and issued $119.6 million or 19,930,208 shares in Group Holdings stock. Group Holdings common stock was issued at $6.00 a share, which was based on an internal valuation and previous transactions with third parties. In addition, AmeriPath paid $9.7 million in cash for outstanding stock options of Specialty. Pursuant to the terms of the merger agreement, Specialty’s outstanding stock options became fully vested and exercisable and were canceled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $13.25 per share over the exercise price per share of such option. The aggregate purchase price of approximately $334.0 million includes transaction costs of approximately $6.9 million consisting primarily of fees and expenses of investment bankers, attorneys, and accountants.

The purchase price of the acquisition is summarized below:

Cash paid for Specialty’s outstanding common stock	$197,801
Group Holdings common stock issued	119,581
Cash paid for Specialty’s outstanding stock options	9,662
Transaction costs incurred	6,949

Total purchase price	$333,993

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the acquisition, as of the date of the acquisition, as accounted for under Statement of Financial Accounting Standards No. 141 “Business Combinations”, which requires the use of the purchase method of accounting. The intangible asset valuation was performed by an independent third-party valuation firm. In accordance with SFAS 109, the Company recognized a deferred tax liability of $11.6 million related to both definite and indefinite-lived intangible assets acquired in the Specialty acquisition. The allocation of the purchase price is summarized below:

Cash	$40,986
Accounts receivable, net	27,774
Property & equipment, net	30,104
Inventory	3,679
Prepaid expenses	1,814
Intangible assets	58,870
Other investments	2,545
Other	1,598
Goodwill	211,716

Total assets	379,086

Accounts payable	10,932
Other long term liabilities	2,114
Deferred tax liabilities	11,567
Accrued liabilities	20,480

Total liabilities	45,093

Net assets acquired	$333,993

Of the $58.9 million of acquired intangible assets, $24.5 million was assigned to trademark and trade names that are not subject to amortization, $20.3 million was identified as hospital contracts to be amortized over 10 years, $12.0 was assigned to laboratory contracts to be amortized over 15 years, $0.8 million was identified as payor contracts that are not subject to amortization, $0.7 million was assigned to key physicians to be amortized over 5 years, and $0.6 million was identified as management agreements to be amortized over 5 years. Of the $211.7 million allocated to goodwill, approximately $6.1 million is expected to be deductible for taxes.

On March 31, 2006, the Company also acquired Rose Pathology Associates, P.C., a hospital based anatomic pathology practice in Denver, Colorado. The Company also acquired Jill A. Cohen, M.D., P.C., a dermatopathology practice in Tucson, Arizona, on October 26, 2006. The total consideration paid by the Company in connection with these acquisitions was $23.4 million in cash. The pre-acquisition results of operations were not considered material, therefore, pro forma financial statements were not required to be presented. The Company is currently in the process of performing its allocation of purchase price, but goodwill assumed with these transactions is expected to be approximately $22 million.

All of the above acquisitions were recorded using the purchase method of accounting. The final allocation of the purchase price was determined based on the fair value of assets acquired and the fair value of liabilities assumed as of the date that the acquisition was consummated. Intangible assets have been identified which are valued apart from goodwill in the amount of approximately $60.5 million for the 2006 acquisitions. Under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill associated with these acquisitions is no longer being amortized, but is reviewed annually for impairment. Goodwill recorded as a result of the 2006 acquisitions totaled $234.1 million. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective dates of purchase.

The unaudited pro forma information presented below is for illustrative information purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future.

Three Months Ended March 31, 2006
Net revenues	$183,762
Net loss	(4,996)

Note 5—Intangible Assets

Amortization expense of identifiable intangibles was approximately $2.5 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

Amortization expense related to identifiable intangibles for each of the five succeeding fiscal years and thereafter as of March 31, 2007 is as follows:

Remainder of 2007	$7,540
2008	9,222
2009	8,944
2010	8,766
2011	8,530
2012	8,508
Thereafter	96,971

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

Credit Facility— On January 31, 2006, in connection with the acquisition of Specialty, the Company terminated its existing senior credit facility and entered into a new credit facility (“the New Credit Facility”) with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $105.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit to fund a portion of the Specialty acquisition consideration, to pay certain transaction costs related to the acquisition, to refinance existing indebtedness of the Company and to pay related expenses with the acquisition. As of March 31, 2007, the available balance on the revolving credit facility was $18.9 million.

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

The New Credit Facility requires scheduled quarterly principal payments on the term loan in amounts equal to $508,750 on each of June 30, September 30, December 31 and March 31. On March 30, 2007, the Company made its mandatory payment of $508,750.

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

On February 12, 2007, the New Credit Facility was amended, among other things, to allow AmeriPath Intermediate Holdings, Inc. (“Intermediate Holdings”) to issue senior unsecured floating rate PIK toggle Notes in an initial principal amount of $125.0 million (“PIK Notes”). On February 12, 2007, Intermediate Holdings issued the aforementioned PIK Notes. Approximately $21.0 million was deposited into the Company in a form of a dividend prior to March 31, 2007. Intermediate Holdings is a newly formed direct subsidiary of Holdings and now direct parent of AmeriPath. In connection with the issuance of the PIK Notes and the amended New Credit Facility, AmeriPath is now able to, among other things, use the net proceeds of the PIK Notes issuance to repay outstanding loans under the Company’s revolving loan facility, for general corporate purposes, including consummating various contemplated acquisitions, and to pay related fees and expenses.

Letters of Credit

As of March 31, 2007, the Company had letters of credit outstanding totaling $12.1 million. The letters of credit secure payments under certain operating leases and insurance policies and expire at various dates during 2007 through 2013. Some of the letters of credit automatically decline in value over various lease terms. The letters of credit have annual fees averaging 2.4%. Available borrowings under the $105.0 million revolving credit facility are reduced by the notional balance outstanding on these letters of credit. In addition, the Company had $300,000 of surety bonds outstanding on March 31, 2007 to satisfy Florida Medicaid requirements.

Note 7—Derivative Instrument

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involved the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. The interest differential to be paid or received was accrued and was recognized as an adjustment to interest expense. The change in the market value of the derivative instrument was recognized in the consolidated statements of operations. On October 2, 2006, the Company terminated the agreement. For the three months ended March 31, 2006, the Company recognized a $0.3 million gain in the value of the derivative, which is reflected in the accompanying consolidated statements of operations.

Note 8—Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists and with respect to hospital employees who are under the supervision of its hospital-based pathologists. The majority of these pending legal proceedings involve claims of medical malpractice and most of those suits relate to cytology services. Based upon investigations conducted to date, the Company believes the outcome of any pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. If the Company is ultimately found liable under the outstanding medical malpractice claims, there can be no assurance that medical malpractice insurance arrangements will be adequate to cover all such liabilities. The Company also may, from time to time, be involved with legal actions related to the acquisition of anatomic pathology operations, the prior conduct of acquired operations or the employment and restriction on competition of physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with these claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

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

From time to time, the Company receives subpoenas from government officials. For instance, Specialty received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. The Company is providing or has provided information to the California Attorney General’s Office and intends to cooperate in the investigation. It is not possible at this point to determine whether the government will pursue action against AmeriPath or to assess the merits of possible defenses AmeriPath might have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

Note 9—Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Comprehensive Income”, requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended March 31, 2007, net income equaled comprehensive income.

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

Note 11—Income Taxes

On January 1, 2007, the Company adopted FIN 48. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has identified and categorized its tax positions and these positions have been evaluated and assessed for recognition and measurement under the guidelines of FIN 48.

The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

The adoption of FIN 48 resulted in an increase to the Company’s contingent tax liability reserves of $2.9 million with corresponding charges to goodwill of $2.9 million. The contingent tax liability does not include accrued interest expense and penalties. Accruals and assessments for interest expense and penalties on contingent tax liabilities have historically been immaterial. The contingent liabilities for tax positions under FIN 48 primarily relate to uncertainties associated with the realization of tax benefits derived from the characterization and timing of certain tax deductions associated with acquisitions. As of January 1, 2007, the amount of unrecognized tax benefits was $7.5 million which, if recognized, none would affect the effective rate.

The Company’s effective income tax rate was 48.1% and 12.8% for the three month periods ended March 31, 2007 and 2006, respectively. The increase in tax rate is primarily attributable to state income tax valuation allowances and increase in income before income taxes. Income before income taxes increased by $2.3 million to $0.4 million of income for three months ended March 31, 2007 from ($1.9) million of loss for the three months ended March 31, 2006. This increase resulted in additional income tax expense and a higher income tax rate.

Note 12—Stock Options

The Company’s Parent has adopted a 2006 Stock Option and Restricted Stock Purchase Plan, which the Company refers to as the stock option plan. In December 2006, Group Holdings consummated a reclassification of its outstanding equity securities pursuant to which each holder of a share of outstanding common stock received 1 share of common stock and 1 share of participating preferred stock. All options to purchase shares of common stock remained options to purchase common stock, but had their exercise prices proportionately adjusted to reflect the reclassification from $6.00 a share to $3.50 a share. The total number of shares of common stock for which options or awards may be granted under the stock option plan are 12,229,923 shares of Group Holdings’ common stock. Shares of common stock relating to expired or terminated options may again be subject to an option or award under the stock option plan, subject to any limitation required by the United States Internal Revenue Code of 1986, as amended, or the Code. The stock option plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees and for grants of non-qualified stock options and awards to selected employees and other persons providing services for us. The purpose of the stock option plan is to attract and retain the best available personnel, provide additional incentives to our employees and consultants and promote the success of our business.

The stock option plan will terminate in March 2013, but the board of directors may amend the plan subject to limited restrictions requiring the vote of a majority of the outstanding voting stock of Group Holdings.

Options granted under the stock option plan generally vest ratably over a five-year period and expire ten years from the date of grant Such options generally have an exercise price equal to the fair market value of the underlying common stock at the grant date. The Company grants stock options for a fixed number of common shares to employees and directors from time to time. As of March 31, 2007, approximately 267,313 shares are available for future issuance.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (a revision of FASB Statement No. 123, Accounting for Stock Based Compensation), or SFAS No. 123(R), using the prospective transition method. Under that method, compensation cost recognized for the year ended December 31, 2006 includes all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost related to stock awards granted is being recognized on a straight-line basis over the requisite service period. Results for the periods prior to January 1, 2006 were not restated.

The Company calculates the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally up to five years. The fair value for employee stock options for the three months ended March 31, 2007 and 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.6%; dividend yield of 0%; weighted-average volatility factor of 36.0%; and a weighted average expected life of the options of 6.5 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term. The expected weighted-average volatility factor is based on the historical stock prices of two competitors of the Company whose shares are publicly traded over the most recent period, commensurate with the expected term of the stock option award.

In accordance with SFAS No. 123(R), the Company recorded compensation cost of approximately $1,157,000 and $143,000 for the three months ended March 31, 2007 and 2006, respectively. The Company recognized a tax benefit for share-based compensation arrangements of approximately $244,000 and $55,000 in the first quarter of 2007 and 2006, respectively. As required by SFAS No. 123(R), the Company now estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees – executives and management based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed.

The following table summarizes information related to the Company’s stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yrs)
Outstanding at December 31, 2006	11,931,110	$3.50
Granted	37,500	3.50
Exercised	—	—
Terminated/lapsed	(6,000)	3.50

Outstanding at March 31, 2007	11,962,610	$3.50

Vested or expected to vest as of March 31, 2007	11,412,130	$3.50	7.6

Exercisable at March 31, 2007	4,912,635	$3.50	6.9

The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $1.58 for options issued at $3.50 and $2.71 for options issued at $6.00. There were no stock option exercises during the three months ended March 31, 2007 or 2006.

As of March 31, 2007, there was $8.7 million of total unrecognized compensation cost related to non-vested options, which is expected to be recognized, on a straight-line basis, over a weighted average period of 4.05 years.

Note 13—Subsequent Events

On April 2, 2007, the Company made its semi-annual interest payment on the Senior Subordinated Notes of approximately $18.4 million.

On April 5, 2007, approximately $88.0 million from the Intermediate Holdings PIK Notes were deposited into the Company in the form of a dividend. A portion of the funds were used to pay off the revolving credit facility of $74.0 million. The remaining funds were used for general corporate purposes or deposited in the bank as an investment.

On April 15, 2007, AmeriPath’s ultimate parent, Group Holdings, Inc., a Delaware corporation, signed a definitive agreement to be acquired by Quest Diagnostics Incorporated, a Delaware corporation, in an all cash transaction valued at approximately $2 billion, including approximately $770 million in anticipated debt at closing. The consummation of the merger is subject to various conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The Company expects the transaction to be completed during the second quarter of 2007.

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

The following tables present consolidating financial information at March 31, 2007 and 2006, and December 31, 2006, for (i) AmeriPath, (ii) on a combined basis, the subsidiaries of AmeriPath that are guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of AmeriPath that are not guarantors of the Company’s 10 1/2% Senior Subordinated Notes due 2013 (the “Non-Guarantor Subsidiaries”). The maximum potential amount of future payments the subsidiary Guarantors could be required to make under the Guarantee is $350.0 million.

Condensed Consolidating Balance Sheets:

March 31, 2007	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,522	$(1,436)	$(86)	$—	$—
Restricted cash	—	29,601	—	—	29,601
Accounts receivable, net	(461)	123,606	30,134	—	153,279
Inventories	209	6,843	123	—	7,175
Other current assets	3,119	19,449	3,738	—	26,306

Total current assets	4,389	178,063	33,909	—	216,361
Property & equipment, net	55,187	65,161	1,892	—	122,240
Goodwill, net	—	698,952	152,079	—	851,031
Other identifiable intangibles, net	41,660	138,570	32,832	—	213,062
Investment in subsidiaries	1,132,260	—	—	(1,132,260)	—
Other assets	16,951	13,927	3,662	—	34,540

Total assets	$1,250,447	$1,094,673	$224,374	$(1,132,260)	$1,437,234

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$35,972	$60,101	$3,919	$—	$99,992
Current portion of long-term debt	2,087	—	—	—	2,087
Other current liabilities	779	382	—	—	1,161

Total current liabilities	38,838	60,483	3,919	—	103,240
Long-term debt	623,430	17	—	—	623,447
Other liabilities	16,073	26,196	2,759	—	45,028
Deferred tax liabilities, net	1,093	43,696	(9,202)	—	35,587

Total long-term liabilities	640,596	69,909	(6,443)	—	704,062
Intercompany payable (receivable)	(58,919)	11,781	47,138	—	—
Stockholder’s equity:				—
Common stock	1	—	—	—	1
Additional paid-in capital	603,899	—	—	—	603,899
Retained earnings (deficit)	26,032	952,500	179,760	(1,132,260)	26,032

Total stockholder’s equity	629,932	952,500	179,760	(1,132,260)	629,932

Total liabilities and stockholder’s equity	$1,250,447	$1,094,673	$224,374	$(1,132,260)	$1,437,234

December 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$26	$(756)	$912	$—	$182
Restricted cash	—	30,906	—	—	30,906
Accounts receivable, net	(1,154)	113,210	25,891	—	137,947
Inventories	234	5,976	216	—	6,426
Other current assets	2,367	19,326	3,590	—	25,283

Total current assets	1,473	168,662	30,609	—	200,744
Property & equipment, net	49,640	63,199	1,791	—	114,630
Goodwill, net	—	695,210	151,265	—	846,475
Other identifiable intangibles, net	41,750	140,540	33,287	—	215,577
Investment in subsidiaries	1,132,260	—	—	(1,132,260)	—
Other assets	17,630	13,543	2,502	—	33,675

Total assets	$1,242,753	$1,081,154	$219,454	$(1,132,260)	$1,411,101

Liabilities and stockholder’s equity
Current liabilities:

Accounts payable and accrued expenses	$26,108	$67,381	$6,170	$—	$99,659
Current portion of long-term debt	2,035	55	—	—	2,090
Other current liabilities	908	377	—	—	1,285

Total current liabilities	29,051	67,813	6,170	—	103,034
Long-term debt	622,139	30	—	—	622,169
Other liabilities	16,237	27,314	420	—	43,971
Deferred tax liabilities, net	1,092	43,697	(9,202)	—	35,587

Total long-term liabilities	639,468	71,041	(8,782)	—	701,727
Intercompany payable (receivable)	(32,106)	(10,200)	42,306	—	—
Stockholder’s equity:				—
Common stock	1	—	—	—	1
Additional paid-in capital	580,523	—	—	—	580,523
Retained earnings (deficit)	25,816	952,500	179,760	(1,132,260)	25,816

Total stockholder’s equity	606,340	952,500	179,760	(1,132,260)	606,340

Total liabilities and stockholder’s equity	$1,242,753	$1,081,154	$219,454	$(1,132,260)	$1,411,101

Condensed Consolidating Statements of Operations:

For the three months ended March 31, 2007	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$164,807	$35,887	$—	$200,694
Cost of services	—	103,709	13,296	—	117,005
Selling, general and administrative expenses	1,754	56,923	7,316	—	65,993
Amortization expense	—	2,225	290	—	2,515
Merger-related charges	109	—	—	—	109

Total operating costs and expense	1,863	162,857	20,902	—	185,622

(Loss) income from operations	(1,863)	1,950	14,985	—	15,072

Other income (expense)
Interest expense	(14,367)	(676)	—	—	(15,043)
Management fee (A)	—	14,967	(14,967)	—	—
Change in value of derivative	—	—	—	—	—
Write-off of deferred financing costs	—	—	—	—	—
Other, net	34	377	(18)	—	393

Total other expenses	(14,333)	14,668	(14,985)	—	(14,650)

(Loss) income before income taxes	(16,196)	16,618	—	—	422
Benefit (provision) for income taxes	7,793	(7,996)	—	—	(203)
Equity earnings from subsidiaries	8,622	—	—	(8,622)	—

Net income (loss)	$219	$8,622	$—	$(8,622)	$219

For the three months ended March 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non—Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net revenues	$—	$139,320	$31,616	$—	$170,936
Cost of services	—	85,561	11,365	—	96,926
Selling, general and administrative expenses	722	49,936	4,933	—	55,591
Amortization expense	—	2,894	370	—	3,264
Merger-related charges	586	—	—	—	586

Total operating costs and expense	1,308	138,391	16,668	—	156,367

(Loss) income from operations	(1,308)	929	14,948	—	14,569

Other income (expense)
Interest expense	(13,691)	(2)	—	—	(13,693)
Management fee (A)	—	14,948	(14,948)	—	—

Change in value of derivative	293	—	—	—	293
Write-off of deferred financing costs	(3,360)	—	—	—	(3,360)
Other, net	(16)	354	—	—	338

Total other expenses	(16,774)	15,300	(14,948)	—	(16,422)

(Loss) income before income taxes	(18,082)	16,229	—	—	(1,853)
Benefit (provision) for income taxes	6,963	(7,200)	—	—	(237)
Equity earnings from subsidiaries	9,029	—	—	(9,029)	—

Net (loss) income	$(2,090)	$9,029	$—	$(9,029)	$(2,090)

(A)	In accordance with the applicable management fee agreements, the Subsidiary Guarantors are the direct beneficiary of substantially all of the pre-tax income of the Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Cash Flows:

For the three months ended March 31, 2007	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$219	$8,622	$—	$(8,622)	$219
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities	2,180	7,871	19,129	—	29,180
Changes in assets and liabilities which used cash, net of effects of acquisitions	(18,504)	(25,090)	(4,022)	8,622	(38,994)

Net cash (used in) provided by operating activities	(16,105)	(8,597)	15,107	—	(9,595)
Cash flows used in investing activities	(5,907)	(7,786)	(386)	—	(14,079)
Cash flows provided by (used in) financing activities	23,508	(16)	—	—	23,492

Increase (decrease) in cash equivalents	1,496	(16,399)	14,721	—	(182)
Cash and cash equivalents, beginning of period	26	14,963	(14,807)	—	182

Cash and cash equivalents, end of period	$1,522	$(1,436)	$(86)	$—	$—

For the three months ended March 31, 2006	AmeriPath, Inc.	Subsidiary Guarantors	Non— Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net (loss) income	$(2,090)	$9,029	$—	$(9,029)	$(2,090)
Adjustments to reconcile net (loss) income to cash provided by operating activities	4,316	22,926	3,827	—	31,069
Changes in assets and liabilities which provided (used) cash, net of effects of acquisitions	(46,739)	11,184	(2,059)	9,029	(28,585)

Net cash (used in) provided by operating activities	(44,513)	43,139	1,768	—	394
Cash flows used in investing activities	(145,261)	(38,422)	(1,444)	—	(185,127)
Cash flows provided by (used in) financing activities	189,649	(266)	—	—	189,383

(Decrease) increase in cash equivalents	(125)	4,451	324	—	4,650
Cash and cash equivalents, beginning of period	—	3,325	673	—	3,998

Cash and cash equivalents, end of period	$(125)	$7,776	$997	$—	$8,648

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The condensed consolidated financial statements contained in Item 1 include the accounts of AmeriPath, Inc. and subsidiaries (collectively, “AmeriPath” or the “Company”) as of and for the three months ended March 31, 2007 and 2006.

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

We service an extensive referring physician base through our 40 outpatient laboratories located in 19 states, providing us with a regional or local presence in 16 of the 30 most populous metropolitan areas of the United States. Our services are marketed under three distinct brands: AmeriPath for our anatomic pathology, DermPath Diagnostics for our outpatient-focused dermatopathology, and Specialty for our esoteric testing. Our anatomic pathology services, including dermatopathology, are performed by 392 pathologists and scientists, many of whom are leaders in their field. In addition to anatomic pathology, we are a leader in esoteric testing through our recent acquisition of Specialty in January 2006. Specialty is a leading hospital-focused clinical reference laboratory, performing highly advanced, clinically useful esoteric testing services for hospitals, laboratories and physician specialists nationwide. We have built our business by completing approximately 67 acquisitions of pathology and esoteric laboratories and operations since our formation as a Delaware corporation in 1996, enabling us to build regional density in attractive geographic markets and to establish a platform for organic growth.

Our fields of expertise include dermatopathology, in which we maintain a leading market position, gastrointestinal pathology, oncology, urologic pathology, and women’s health diagnostic services. We also believe that we are the leading anatomic pathology services provider to hospitals in the United States. Generally, we are the exclusive provider of inpatient diagnostic anatomic pathology and medical director services for the approximately 216 hospitals we serve, which arrangements have historically provided us with a stable stream of revenue. Through Specialty, we believe we offer one of the most comprehensive menus of esoteric assays in the industry, many of which have been developed or enhanced through our internal research and development efforts. In addition, through our managed care relationships, we contract with health maintenance organizations, or HMOs, and preferred provider organization, or PPOs that insure approximately 42 million and 127 million individuals, respectively, which represents more than half of all individuals covered by managed care in the United States.

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

The Company has also acquired an interest in a few anatomic pathology laboratory operations whose financial statements are not required to be consolidated with its own under ETIF 97-2 (“managed operations”). In these circumstances, the Company acquired assets of physician groups and entered into service contracts with the physician groups to provide equipment, supplies, support personnel, and management and financial advisory services. The financial statements of these entities are not required to be included in the consolidated financial statements of AmeriPath since AmeriPath has no controlling interest in these operations. Management service fees received pursuant to service agreements with these operations constituted approximately 1.7% and 1.9% of the Company’s net revenues for the three months ended March 31, 2007 and 2006, respectively.

Acquisitions. For the first three months of 2007, the Company did not acquire any new practices. On January 31, 2006 we acquired Specialty, a leading hospital-focused clinical reference laboratory specializing in esoteric testing in Valencia, California. On March 31, 2006 we acquired Rose Pathology Associates, P.C., a hospital based anatomic pathology practice in Denver, Colorado and on October 26, 2006 the Company acquired Jill A. Cohen, M.D., P.C., a dermatopathology practice in Tucson, Arizona. The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company’s acquisitions accounted for under the purchase method from the date acquired through March 31, 2007. During the three months ended March 31, 2007 and 2006, we made contingent note payments of approximately $1.4 million and $2.9 million respectively, relating to previous acquisitions.

Medical Malpractice Insurance Costs. We are at risk for being sued for acts or omissions of our pathologists, our laboratory personnel or hospital employees who are under the supervision of our hospital-based pathologists. We and our pathologists periodically become involved as defendants in medical malpractice and other lawsuits, some of which are currently ongoing, and are subject to the attendant risk of substantial damage awards. In June 2002, we replaced our existing medical malpractice insurance coverage with third party insurance companies with a new self-insurance, or captive, arrangement. Under our self-insurance structure, we retain more risk for medical malpractice costs, including settlements and claims expense, than under our previous coverage. While we have obtained excess liability coverage for medical malpractice costs, we have no aggregate excess stop loss protection, meaning there is no aggregate limitation on the amount of risk we retain under these arrangements. Our medical malpractice costs are based on actuarial estimates of our medical malpractice settlement and claims expense and the costs of maintaining our captive insurance program and excess coverage. We periodically review and update the appropriateness of our accrued liability for medical malpractice costs. Because we retain these risks, in addition to an actual increase in claims or related expenses, a change in the actuarial assumptions upon which our medical malpractice costs are based could materially affect results of operations in a particular period, even if we do not experience an actual increase in claims or related expenses. For the three months ended March 31, 2007 and 2006, our medical malpractice cost was $3.8 million and $3.6 million, respectively. The terms of the purchase agreements relating to each of our past acquisitions generally contain certain limited rights of indemnification from the sellers of the practices. We also maintain property and general liability insurance policies and obtain indemnity agreements from third parties such as hospitals and national clinical laboratories.

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

Amortization Expense. Our acquisitions have resulted in significant net identifiable intangible assets and goodwill. We record net identifiable intangible assets at fair value on the date of acquisition. Effective January 1, 2002, we adopted SFAS No. 142, which required us to cease amortizing goodwill and instead perform a transitional impairment test as of January 1, 2002 and an annual impairment analysis to assess the recoverability of goodwill. The results of the transitional and annual impairment tests indicated no impairment of goodwill or other indefinite lived intangibles. We continually evaluate whether events or circumstances have occurred that may warrant revisions to the carrying values of our goodwill and other identifiable intangible assets or to the estimated useful lives assigned to such assets. Any significant impairment on the carrying values of our goodwill or other identifiable intangible assets would be recorded as a charge to income from operations and a reduction of intangible assets and could materially reduce our profitability in the period in which the charge is recorded.

Critical Accounting Policies

Our critical accounting policies remain consistent with those reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net revenues.

	Three Months Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Operating costs and expenses:
Cost of services	58.3	56.7
Selling, general and administrative expenses	23.2	20.9
Provision for doubtful accounts	9.7	11.6
Amortization expense	1.3	2.0
Merger-related charges	—	0.3

Total operating costs and expenses	92.5	91.5
Income from operations	7.5	8.5
Interest expense	(7.5)	(8.0)
Change in value of derivative	—	0.2
Write-off of deferred financing costs	—	(2.0)
Other income, net	0.2	0.2

Income (loss) before income taxes	0.2	(1.1)
Provision for income taxes	0.1	0.1

Net income (loss)	0.1%	(1.2)%

Net Revenues.

Net revenues increased by $29.8 million, or 17.5%, to $200.7 million for the three months ended March 31, 2007 from $170.9 million for the three months ended March 31, 2006. This increase consisted primarily of revenues of acquired practices of $15.9 million and through growth of our same store practices of $13.9 million. Same store net revenues increased $13.9 million or 8.1% to $184.8 million for the three months ended March 31, 2007 from $170.9 million for the three months ended March 31, 2006.

Costs of Services.

Costs of services increased by $20.1 million, or 20.8%, to $117.0 million for the three months ended March 31, 2007, from $96.9 million for the three months March 31, 2006. Costs of services as a percentage of net revenues increased to 58.3% for the three months ended March 31, 2007 from 56.7% for the three months ended March 31, 2006. The increases in costs of services as a percentage of net revenues is primarily due to the shift of our business mix from inpatient practice revenues to outpatient practice revenues. Inpatient practices generally have very low costs of services compared to outpatient practices. For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, excluding Specialty, our outpatient revenues grew 15.6%.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $10.8 million to $46.6 million for the three months ended March 31, 2007 from $35.8 million for the three months ended March 31, 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 23.2% for the three months ended March 31, 2007 from 21.0% for the three months ended March 31, 2006. The increases in selling, general, and administrative expenses as a percentage of net revenues for the three months ended March 31, 2007 are primarily due to adding additional resources in information technology, increased sales and marketing costs, billing conversions to our new internal billing information system (“BIS”), and increased Sarbanes Oxley and audit related costs.

Provision for Doubtful Accounts.

Our provision for doubtful accounts decreased by $0.4 million to $19.4 million for the three months ended March 31, 2007 from $19.8 million for the three months ended March 31, 2006. The provision for doubtful accounts as a percentage of net revenues decreased to 9.7% for the three months ended March 31, 2007 from 11.6% for the same period of 2006. Outpatient and esoteric revenues, as a percentage of total revenues, continued to grow at a faster rate than our inpatient revenues. The bad debt percentages on outpatient and esoteric revenues are generally lower than on inpatient revenues and therefore reduces total bad debt expense as a percentage of total revenues. Outpatient and esoteric revenues, as a percentage of total revenues, for the three months ended March 31, 2007 were 74.0% compared to 68.3% for the three months ended March 31, 2006.

Amortization Expense.

Amortization expense decreased by $0.8 million to $2.5 million for the three months ended March 31, 2007 from $3.3 million for the three months ended March 31, 2006.

Merger Costs

Merger costs decreased by $0.5 million to $0.1 million for the three months ended March 31, 2007 from $0.6 million for the three months ended March 31, 2006, in connection with the acquisition of Specialty.

Interest Expense.

Interest expense increased by $1.3 million to $15.0 million for the three months ended March 31, 2007 from $13.7 million for the three months ended March 31, 2006. Our effective interest rate was 9.0% and 9.5% for the three months ended March 31, 2007 and 2006, respectively.

Write-off of Deferred Financing Costs.

During the first three months of 2007, the Company did not incur deferred debt financing costs.

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

For the three months ended March 31, 2006, the Company recognized a $0.3 million gain in the value of the derivative.

Provision for Income Taxes.

Our effective income tax rate was 48.1% and 12.8% for the three month periods ended March 31, 2007 and 2006, respectively. The increase in tax rate is primarily attributable to state income tax valuation allowances and increase in income before income taxes. Income before income taxes increased by $2.3 million to $0.4 million of income for three months ended March 31, 2007 from ($1.9) million of loss for the three months ended March 31, 2006. This increase resulted in additional income tax expense and a higher income tax rate.

Net Income.

Net income for the three months ended March 31, 2007, was $0.2 million compared with net loss of ($2.1) million for the three months ended March 31, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of approximately $113.1 million, an increase of $15.4 million from working capital of $97.7 million at December 31, 2006. Increased accounts receivable due to increased net revenues was the primary reason for the increase in working capital for the three months ended March 31, 2007.

Net cash used in operating activities was $9.6 million for the three months ended March 31, 2007 and net cash provided by operating activities of $0.4 million for the three months ended March 31, 2006. The decrease in cash provided by operations from the three months ended March 31, 2007 to the three months ended March 31, 2006 was primarily caused by an increase in net accounts receivable due to increased net revenues.

Net cash used in investing activities decreased $171.0 million from $185.1 million for the three months ended March 31, 2006 to $14.1 for the three months ended March 31, 2007. The decrease in cash used in investing activities from the three months ended March 31, 2006 to the three months ended March 31, 2007 was primarily caused by cash paid for acquisitions of $168.6 in the three months ended March 31, 2006 compared to no cash paid for acquisitions for the three months ended March 31, 2007.

Net cash provided by financing activities decreased $165.9 million from $189.4 million for the three months ended March 31, 2006 to $23.5 million for the three months ended March 31, 2007. The decrease in cash provided by financing activities from the three months ended March 31, 2006 to the three months ended March 31, 2007 relates to increased levels of debt under the New Credit Facility to fund the Specialty acquisition in 2006, an equity investment by our parent to help fund the Specialty acquisition in 2006, and a release of funds from our contingent note reserve to help fund the Specialty acquisition in 2006.

On January 31, 2006, in connection with the merger of Specialty, the Company terminated its existing senior credit facility and the Company entered into the New Credit Facility with a syndicate of financial institutions led by Wachovia Bank and Citigroup Global Markets, Inc. The new senior credit facility consists of a $203.5 million term loan and a $105.0 million revolving credit facility. The Company borrowed $203.5 million of the term loan and $52.0 million of the revolving credit facility to fund a portion of the Specialty merger consideration, to pay certain transaction costs related to the merger, to refinance existing indebtedness of the Company and to pay related expenses with the merger. As of March 31, 2007, the available balance on the revolving credit facility was $18.9 million.

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

On February 12, 2007, the New Credit Facility was amended, among other things, to allow Intermediate Holdings to issue senior unsecured floating rate PIK toggle Notes in an initial principal amount of $125.0 million. Intermediate Holdings is a newly formed direct subsidiary of Holdings and now direct parent of AmeriPath. On February 12, 2007, Intermediate Holdings issued the aforementioned Notes. Approximately $21.0 million was deposited into the Company in a form of dividend prior to March 31, 2007. In connection with the issuance of the Notes and the amended New Credit Facility AmeriPath, Inc. is now able to, among other things, use the net proceeds of the Notes issuance to repay outstanding loans under the Company’s revolving loan facility, for general corporate purposes, including consummating various contemplated acquisitions, and to pay related fees and expenses.

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

Historically, our capital expenditures have been primarily for laboratory equipment, information technology equipment and leasehold improvements. Total capital expenditures were $14.0 million and $13.5 million for the three months ended March 31, 2007 and 2006, respectively.

We expect to use our revolving credit facility, funding from PIK Notes and operating cash flow to fund internal growth, for acquisitions and for working capital. We anticipate that funds generated by operations, funds available under our revolving loan facility and funds in the cash collateral account will be sufficient to meet working capital requirements and anticipated contingent note obligations and to finance capital expenditures over the next twelve months. Further, in the event payments under the contingent payment obligations exceed the amounts held in the cash collateral account, we believe that the incremental cash generated from operations would exceed the cash required to satisfy those additional payments.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2007.

Contractual Obligations

The following is a summary of our contractual cash obligations, excluding interest and payments on our contingent notes, as of March 31, 2007, for our term loan, our revolver loan, senior subordinated notes, and other indebtness, and as of December 31, 2006 for our operating leases. The balances of our operating leases have not changed substantially since year end.

	Payments Due By Period (in millions)
Contractual Obligations (1)	Less than 1 year	1-2 years	3-5 years	After 5 years	Total
Term loan under our senior credit facility	$2.0	$2.0	$6.1	$191.3	$201.4
Revolver loan	—	—	74.0	—	74.0
Other indebtedness	0.1	—	—	—	0.1
Operating leases	14.0	13.1	33.9	82.6	143.6
Senior subordinated notes	—	—	—	350.0	350.0

Total contractual cash obligations	$16.1	$15.1	$114.0	$623.9	$769.1

(1)	In addition, we have issued contingent notes in connection with our previous acquisitions that are structured to provide for payments to sellers upon the achievement of specified levels of operating income by the acquired operations over three to five year periods from the date of acquisition. As of March 31, 2007, our maximum obligation remaining under the contingent notes was $0.7 million.

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amounts outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding balance of $275.5 million at March 31, 2007, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, the Company entered into a 2  1/2 year interest rate swap transaction with a notional amount of $75.0 million. The market valuation is performed quarterly by an independent third party and the change in market value of the derivative instrument is recognized in the condensed consolidated statements of income. On October 2, 2006, the Company terminated the agreement. For the three months ended March 31, 2006, the Company recognized a $0.3 million gain in the value of the derivative.

Inflation

Inflation was not a material factor in either revenues or operating expenses during the first three months of 2007.

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

We have a significant amount of indebtedness. As of March 31, 2007 our total debt was $625.5 million, excluding unused revolving loan commitments under our senior credit facility and $0.7 million of obligations under our contingent note fund, which represented approximately 49.8% of our total capitalization.

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

Our cash flow from operations declined $10.0 million from $0.4 million in 2006 to ($9.6) million in 2007. Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations under the notes.

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

Federal and state anti-kickback laws prohibit the offer, solicitation, payment or receipt of remuneration in exchange for referrals of products and services for which payment may be made by Medicare, Medicaid or other federal and state healthcare programs. Federal and state anti-referral laws, including the Stark Law, generally prohibit physicians from referring their patients to healthcare providers with which the physicians or their immediate family members have a financial relationship for certain designated health services when such services are subject to reimbursement by Medicare or Medicaid and do not otherwise meet exceptions to the law or applicable regulations. A violation of any of these laws could result in monetary fines, civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, which accounted for approximately 20% of our revenues for the first three months of 2007.

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

We derived approximately 20% of our net revenues during the first quarter of 2007 from payments made by government programs, principally Medicare and Medicaid. These programs are subject to substantial regulation by federal and state governments. Any changes in reimbursement policies, practices, interpretations or statutes that place limitations on reimbursement amounts or change reimbursement coding practices could materially harm our business by reducing revenues and lowering profitability. Increasing budgetary pressures at both the federal and state levels and concerns over escalating costs of healthcare have led, and may continue to lead, to significant reductions in healthcare reimbursements, which would have an adverse effect on our business, financial condition and results of operations.

We incur financial risk related to collections as well as potentially long collection cycles when seeking reimbursement from third-party payors.

Substantially all of our net revenues are derived from services for which our operations charge on a fee-for-service basis. Accordingly, we assume the financial risk related to collection, including potential write-offs of doubtful accounts, and long collection cycles for accounts receivable, including reimbursements by third-party payors, such as governmental programs, private insurance plans and managed care organizations. Our provision for doubtful accounts for first three months of 2007 was 9.7% of net revenues, with net revenues from inpatient services having a provision for doubtful accounts of approximately 26.6%. If our revenue from hospital-based services increases as a percentage of our total net revenues, our provision for doubtful accounts as a percentage of total net revenues may increase. Increases in write-offs of doubtful accounts, delays in receiving payments or potential retroactive adjustments and penalties resulting from audits by payors could have an adverse effect on our business, financial condition and results of operations.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and Medicaid and other government healthcare programs may continue to shift to managed care. For the three months ended March 31, 2007 and 2006, approximately 42%, and 57%, respectively, of our net revenue was derived from reimbursements from managed care organizations and third party payors. Entities providing managed care coverage have reduced payments for medical services in numerous ways, including entering into arrangements under which payments to a service provider are capitated, limiting testing to specified procedures, denying payment for services performed without prior authorization and refusing to increase fees for specified services. These trends reduce our revenues and limit our ability to pass cost increases to our customers. Also, if these or other managed care organizations do not select us as a participating provider, we may lose some or all of that business, which could have an adverse effect on our business, financial condition and results of operations.

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

Entities with which we do business have been under investigation with respect to fraud and abuse issues. The government’s investigation of these entities could result in investigations of one or more of our operations. Furthermore, Specialty Laboratories, Inc., a California corporation received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the Medicaid program with time frames ranging from three to ten years. We are providing or have provided information to the California Attorney General’s Office and intend to cooperate in the investigation. It is not possible at this point in the investigation to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation.

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

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include hospital contracts, management service agreements and laboratory contracts acquired in acquisitions, were approximately $213.1 million at March 31, 2007, representing approximately 14.8% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $851.0 million at March 31, 2007, representing approximately 59.2% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under SFAS No. 142, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets during December 2006 and determined that there was no asset impairment charge required with respect to our intangible assets. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

We have numerous competitors, including anatomic pathology practices, large physician group practices, hospital laboratories, specialized commercial laboratories and the anatomic pathology divisions of some national clinical laboratories. Moreover, companies in other healthcare segments, some of which have previously been customers of ours, such as hospitals, national clinical laboratories, managed care organizations and other third party payors, may enter our markets and begin to compete with us. Some of our competitors may have greater financial resources than us, which could further intensify competition. Increasing competition may erode our customer base, reduce our sources of revenue, cause us to reduce prices, enter into more capitated contracts in which we take on greater pricing risks or increase our marketing and other costs of doing business. Increasing competition may also impede our growth objectives by making it more difficult or more expensive for us to acquire or affiliate with additional pathology operations.

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

Interest Rate Risk

The Company is subject to market risk associated principally with changes in interest rates. Our principal interest rate exposure relates to the amount outstanding under the Company’s credit facility. The balances outstanding under the credit facility are at floating rates. Based on the outstanding credit facility balance of $275.5 million at March 31, 2007, each quarter point increase or decrease in the floating rate increases or decreases interest expense by approximately $0.7 million per year.

In April 2004, the Company entered into a 2 1/2 year interest rate swap transaction which involves the exchange of fixed for floating rate interest payments without the exchange of the underlying principal amount. On October 2, 2006, the Company terminated the agreement. The interest differential to be paid or received is accrued and is recognized as an adjustment to interest expense. The change in the market value of the derivative instrument is recognized in the consolidated statements of income. For the three months ended March 31, 2006, the Company recognized a $0.3 million gain in the value of the derivative.

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

From time to time, we receive subpoenas from government officials. While to date none of these investigations has resulted in liability, investigations are expensive and take valuable management time. For instance, Specialty received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to the California Medicaid program. The subpoena seeks documents from various time frames ranging from three to ten years. We have provided or are providing information to the California Attorney General’s Office and intend to cooperate in the investigation. It is not possible at this point to determine whether the government will pursue action against us or to assess the merits of possible defenses we may have to any such action. Accordingly, no assurances can be given regarding the ultimate outcome of the investigation. Any action against us by the government could result in fines or penalties being imposed upon us. Additionally, although we believe that we are in material compliance with federal and state fraud and abuse laws, there is no assurance that at a future time a federal or state government agency will not reach a different conclusion.

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

AMERIPATH, INC.

Date: May 15, 2007	By:	/S/ DONALD E. STEEN
Donald E. Steen Chairman and Chief Executive Officer

Date: May 15, 2007	By:	/S/ DAVID L. REDMOND
David L. Redmond President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350